Form 10-Q
period 2016-06-30
GLADSTONE CAPITAL CORP
filed 2016-08-03
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 2, 2016 was 23,344,422.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	September 30,
	2016	2015
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $259,811 and $287,055, respectively)	$231,609	$277,411
Affiliate investments (Cost of $84,639 and $81,427, respectively)	60,695	66,029
Control investments (Cost of $41,876 and $41,762 respectively)	15,922	22,451

Total investments at fair value (Cost of $386,326 and $410,244 respectively)	308,226	365,891

Cash and cash equivalents	5,022	3,808
Restricted cash and cash equivalents	60	283
Interest receivable, net	2,654	5,581
Due from custodian	1,779	1,186
Deferred financing fees, net	3,434	4,161
Other assets, net	4,375	1,572

TOTAL ASSETS	$325,550	$382,482

LIABILITIES
Borrowings, at fair value (Cost of $73,300 and $127,300, respectively)	$73,300	$127,300
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	434	597
Interest payable	164	272
Fees due to Adviser(A)	1,364	904
Fee due to Administrator(A)	287	250
Other liabilities	3,487	715

TOTAL LIABILITIES	$140,036	$191,038

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 23,344,422 and 21,131,622 shares issued and outstanding as of June 30, 2016 and September 30, 2015, respectively	$23	$21
Capital in excess of par value	327,697	307,862
Cumulative net unrealized depreciation of investments	(78,100)	(44,353)
Cumulative net unrealized depreciation of other	—	(61)
Under (over) distributed net investment income	4,599	(1,541)
Accumulated net realized losses	(68,705)	(70,484)

TOTAL NET ASSETS	$185,514	$191,444

NET ASSET VALUE PER COMMON SHARE	$7.95	$9.06

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
INVESTMENT INCOME
Interest income, net
Non-Control/Non-Affiliate investments	$5,878	$7,003	$$19,203	$20,199
Affiliate investments	2,069	1,793	5,980	4,492
Control investments	304	310	921	800
Other	2	1	3	4

Total interest income	8,253	9,107	26,107	25,495
Other income
Non-Control/Non-Affiliate investments	542	578	1,831	1,656
Affiliate investments	466	—	466	—
Control investments	583	250	958	733

Total other income	1,591	828	3,255	2,389

Total investment income	9,844	9,935	29,362	27,884

EXPENSES
Base management fee(A)	1,369	1,859	4,258	5,257
Loan servicing fee(A)	896	1,015	2,876	2,802
Incentive fee(A)	1,187	1,021	3,369	2,866
Administration fee(A)	287	235	900	784
Interest expense on borrowings	648	1,033	2,066	2,735
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	3,088	3,087
Amortization of deferred financing fees	273	253	802	857
Professional fees	214	315	925	899
Other general and administrative expenses	426	222	1,106	893

Expenses, before credits from Adviser	6,329	6,982	19,390	20,180
Credit to base management fee - loan servicing fee(A)	(896)	(1,015)	(2,876)	(2,802)
Credits to fees from Adviser - other(A)	(496)	(868)	(1,736)	(1,714)

Total expenses, net of credits	4,937	5,099	14,778	15,664

NET INVESTMENT INCOME	4,907	4,836	14,584	12,220

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(153)	(1,143)	8,875	435
Affiliate investments	72	—	1,280	—
Control investments	(3)	—	(318)	(14,459)
Other	—	68	(64)	(491)

Total net realized (loss) gain	(84)	(1,075)	9,773	(14,515)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	4,176	7,920	(18,558)	8,682
Affiliate investments	(2,012)	(7,465)	(8,546)	(7,815)
Control investments	(1,471)	(1,602)	(6,643)	13,295
Other	—	693	62	1,313

Total net unrealized appreciation (depreciation)	693	(454)	(33,685)	15,475

Net realized and unrealized gain (loss)	609	(1,529)	(23,912)	960

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,516	$3,307	$(9,328)	$13,180

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.23	$0.63	$0.58

Net increase (decrease) in net assets resulting from operations	$0.24	$0.16	$(0.40)	$0.63

Distributions declared and paid	$0.21	$0.21	$0.63	$0.63

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	23,363,952	21,123,202	23,145,842	21,045,014

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
OPERATIONS
Net investment income	$14,584	$12,220
Net realized gain (loss) on investments and other	9,773	(14,515)
Net unrealized (depreciation) appreciation of investments	(33,747)	14,162
Net unrealized depreciation of other	62	1,313

Net (decrease) increase in net assets resulting from operations	(9,328)	13,180

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(11,395)	(13,261)
Distributions to common stockholders from realized gains	(3,189)	—

Total distributions to common stockholders	(14,584)	(13,261)

CAPITAL TRANSACTIONS
Issuance of common stock	19,665	1,169
Offering costs for issuance of common stock	(1,111)	(205)
Repurchase of common stock	(572)	—
Repayment of principal on employee note	—	100

Net increase in net assets resulting from capital transactions	17,982	1,064

NET (DECREASE) INCREASE IN NET ASSETS	(5,930)	983
NET ASSETS, BEGINNING OF PERIOD	191,444	199,660

NET ASSETS, END OF PERIOD	$185,514	$200,643

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(9,328)	$13,180
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(59,862)	(93,765)
Principal repayments on investments	78,596	10,060
Net proceeds from sale of investments	19,829	18,541
Net realized (gain) loss on investments	(9,837)	14,024
Increase in investments due to paid-in-kind interest or other	(4,311)	(463)
Net change in premiums, discounts and amortization	(109)	219
Cost adjustments on non-accrual loans	(388)	(384)
Net unrealized depreciation (appreciation) of investments	33,747	(14,162)
Net realized loss on other	64	—
Net unrealized depreciation of other	(62)	(1,313)
Decrease in restricted cash and cash equivalents	223	179
Amortization of deferred financing fees	802	857
Decrease (increase) in interest receivable, net	2,927	(2,407)
(Increase) decrease in due from custodian	(593)	3,047
Increase in other assets, net	(2,803)	(213)
Decrease in accounts payable and accrued expenses	(163)	(45)
(Decrease) increase in interest payable	(108)	85
Increase in fees due to Adviser(A)	460	343
Increase in fee due to Administrator(A)	37	16
Increase (decrease) in other liabilities and other	2,770	(137)

Net cash provided by (used in) operating activities	51,891	(52,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	77,000	109,000
Repayments on borrowings	(131,000)	(41,100)
Deferred financing fees	(75)	(1,856)
Proceeds from issuance of common stock	19,665	1,169
Offering costs for issuance of common stock	(1,111)	(205)
Repurchases of common stock	(572)	—
Distributions paid to common stockholders	(14,584)	(13,261)
Receipt of principal on employee note	—	100

Net cash (used in) provided by financing activities	(50,677)	53,847

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,214	1,509
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,808	6,314

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,022	$7,823

NON-CASH ACTIVITIES(B)	$3,921	$—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transaction: In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured. As part of the transaction, our secured first lien debt investment with a cost basis and fair value of $9.0 million and $6.9 million, respectively, was restructured resulting in a common stock investment with a cost basis of $2.3 million and a secured first lien debt investment with a cost basis of $2.1 million. We contributed $0.5 million in cash as part of the transaction. The restructure resulted in a net realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Statement of Investments as of June 30, 2016.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$12,870
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	12,870
Alloy Die Casting Corp.(T)	Diversified/conglomerate	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,947
	manufacturing	Secured First Lien Debt (13.5%, Due 4/2017)(D)	75	75	75
		Preferred Stock (1,742 shares)(F)(H)		1,742	248
		Common Stock (270 shares)(F)(H)		18	—

				7,070	5,270
Behrens Manufacturing, LLC(T)	Diversified/conglomerate	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,302
	manufacturing	Preferred Stock (1,253 shares)(F)(H)(K)		1,253	4,239

				5,528	8,541
B+T Group Acquisition Inc. (T)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,670
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,670
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(F)	108	108	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(F)(G)	4,680	4,680	4,680
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,761
		Preferred Stock (700,000 units)(F)(H)		700	969

				8,500	8,730
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	9,750
		Secured Second Lien Debt (10.8%, Due 4/2020)(D)	7,000	7,000	4,550
		Preferred Equity Units (999 units)(F)(H)		860	—
		Common Equity Units (999 units)(F)(H)		1	—

				22,861	14,300
Funko Acquisition Holdings, LLC(T)	Personal and non-durable	Preferred Equity Units (260 units)(H)(F)		260	326
	consumer products	Common Stock (975 units) (H)(F)		—	—

				260	326
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $295 available (9.0%, Due 9/2018)(F)	905	905	905
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	851
		Common Stock Warrants (45.0% ownership)(F)(H)		—	—

				2,930	2,756
IA Tech, LLC	Diversified/conglomerate	Secured First Lien Debt (12.0%, Due 6/2021)(J)	30,000	30,000	30,000
	service
LCR Contractors, LLC	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 1/2021)(D)	8,500	8,500	8,479
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,004 uncalled capital commitment)(H)(M)(S)		991	759
Meridian Rack & Pinion, Inc. (T)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,705
		Preferred Stock (1,449 shares)(F)(H)		1,449	258

				5,589	3,963

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	$6,750	$6,750	$6,699
		Common Stock (450 units)(F)(H)		450	219

				7,200	6,918
Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(F)	1,000	1,000	368
		Secured First Lien Debt (11.0%, Due 4/2016)(F)	4,125	4,125	1,516
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(F)	4,053	4,053	1,489

				9,178	3,373
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 1/2020)(D)	8,000	8,000	8,000
		Preferred Stock (4,135,127 shares)(F)(H)		831	1,826

				8,831	9,826
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (9.5%, Due 12/2021)(D)	10,000	10,000	9,964
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,700	7,700	7,767
		Common Stock (250,000 units)(F)(H)		250	633

				7,950	8,400
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	10,000	10,000	10,100

				10,000	10,100
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,544	17,544	17,017
		Preferred Stock (260 shares)(F)(H)		260	287
		Common Stock (538 shares)(F)(H)		9	—

				17,813	17,304
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (7.5%, Due 1/2017)(D)	1,450	1,450	1,331
		Secured First Lien Delayed Draw Term Loan, $1,300 available (10.0%, Due 1/2017)(D)(G)	1,200	1,200	1,084
		Secured First Lien Debt (9.8%, Due 1/2017)(D)	9,000	9,000	8,130

				11,650	10,545
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $1,125 available (8.0%, Due 4/2017)(D)	1,875	1,875	1,758
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,000	12,000	11,253
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,475
		Preferred Stock (1,000 shares)(F)(H)		617	144

				21,492	19,630
Westland Technologies, Inc.	Diversified/conglomerate	Secured First Lien Debt (10.5%, Due 1/2017)(D)	4,000	4,000	4,000
	manufacturing	Common Stock (58,333 shares)(F)(H)		408	1,275

				4,408	5,275

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$227,582	$207,679

Syndicated Investments:
Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	$700	$698	$504
NetSmart Technologies, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.5%, Due 10/2023)(E)	2,000	1,951	2,000

New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,990	3,160

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G)	$2,927	$2,885	$2,924
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,522	2,924
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,441	3,307

RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(E)	2,000	1,976	1,648
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,845	2,649
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	983
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)(I)	3,940	3,837	2,640
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,478	3,915

W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$32,229	$23,930

Total Non-Control/Non-Affiliate Investments (represented 75.1% of total investments at fair value)				$259,811	$231,609

AFFILIATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings LLC(T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$5,983
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,548
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,531
FedCap Partners LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled		1,634	1,265
		Commitment)(H)(L)(S)
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,940
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,920
		Common Stock (152,603 shares)(F)(H)		1,856	1,640

				15,856	15,500
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $0 available (6.5%, Due 12/2017)(D)	2,450	2,450	2,301
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,632	10,632	7,838
		Common Units (921,000 units)(F)(H)		921	—

				14,003	10,139
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Debt (8.0%, Due 2/2019)(F)	$6,954	$6,954	$6,954
		Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(F)(G)	4,594	4,594	4,594
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(F)(G)	13,668	13,668	10,542
		Secured First Lien Mortgage Note (Due 12/2017)(F)(Q)	7,704	7,704	—
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				38,289	22,090

Subtotal – Affiliate Proprietary Investments				$80,098	$56,525

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS(O) (Continued):
Syndicated Investments:
Targus Cayman HoldCo Limited	Textiles and leather	Secured First Lien Debt (15.0% PIK, Due 12/2019)(D)(G)	2,198	2,198	2,182
		Common Stock (526,141 shares)(F)(H)		2,343	1,988

				4,541	4,170

Total Affiliate Investments (represented 19.7% of total investments at fair value)				$84,639	$60,695

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,305	$6,305	$6,305
		Common Stock (33,321 shares)(F)(H)		580	2,817

				$6,885	$9,122
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2016)(F)(G)(R)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)(R)	5,000	5,000	1,614
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)(R)	11,948	11,948	3,858
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)(R)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				34,991	6,800

Total Control Proprietary Investments (represented 5.2% of total investments at fair value)				$41,876	$15,922

TOTAL INVESTMENTS				$386,326	$308,226

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $259.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2016, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.7% of total investments, at fair value, as of June 30, 2016.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at June 30, 2016, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near June 30, 2016, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New investment valued at cost, as it was determined that the price paid during the quarter ended June 30, 2016 best represents fair value as of June 30, 2016.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	This investment does not have a stated interest rate that is payable thereon.
(R)	Subsequent to June 30, 2016, the maturity dates of our loans to Sunshine Media Holdings were extended to May 2018.
(S)	Fair value was based on net asset value provided by the fund as a practical expedient.
(T)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$12,980	$12,870
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	564
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,224	13,434
Allison Publications, LLC	Printing and publishing	Secured First Lien Line of Credit, $250 available (8.3%, Due 9/2016)(D)	350	350	347
		Secured First Lien Debt (8.3%, Due 9/2018)(D)	2,444	2,444	2,422
		Secured First Lien Debt (13.0%, Due 9/2018)(C) (D)	5,400	5,400	5,360

				8,194	8,129
Alloy Die Casting Corp. (T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,947
		Preferred Stock (1,742 shares)(F)(H)		1,742	153
		Common Stock (270 shares)(F)(H)		18	—

				6,995	5,100
Behrens Manufacturing, LLC(T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(D)	4,275	4,275	4,264
		Preferred Stock (1,253 shares)(F)(H)(K)		1,253	2,268

				5,528	6,532
B+T Group Acquisition Inc. (T)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,865
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,865
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(D)	108	108	32
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(J)	7,800	7,800	7,800
		Preferred Stock (700,000 units)(H)(J)		700	700

				8,500	8,500
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	12,938
		Secured Second Lien Debt (10.3%, Due 4/2020)(D)	7,000	7,000	6,037
		Preferred Equity Units (999 units)(F)(H)		648	747
		Common Equity Units (999 units)(F)(H)		1	206

				22,649	19,928
Funko, LLC(T)	Personal and non-durable	Secured First Lien Debt (9.3%, Due 5/2019)(F)(G)	7,500	7,500	7,500
	consumer products	Secured First Lien Debt (9.3%, Due 5/2019)(F)(G)	2,000	2,000	2,000
		Preferred Equity Units (1,305 units)(L)(H)		1,305	17,314

				10,805	26,814
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $840 available (9.0%, Due 9/2018)(J)	360	360	360
		Secured First Lien Debt (9.0%, Due 9/2018)(J)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(H)(J)		1,025	1,025
		Common Stock Warrant (45% ownership)(H)(J)		—	—

				2,385	2,385
Heartland Communications Group	Broadcasting and entertainment	Secured First Lien Line of Credit, $0 available (5.0%, Due 10/2015)(F)(G)(I)	91	82	31
		Secured First Lien Line of Credit, $0 available (10.0%, Due 10/2015)(F)(G)(I)	91	74	31
		Secured First Lien Debt (5.0%, Due 10/2015)(F)(G)(I)	3,931	3,568	1,338
		Common Stock Warrants (8.8% ownership)(F)(H)		66	—

				3,790	1,400

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 1.0% PIK, Due 12/2019)(D)(G)	$7,538	$7,538	$7,331
		Secured Second Lien Debt (11.5%, 1.0% PIK, Due 12/2019)(D)(G)	9,548	9,548	9,274

				17,086	16,605
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,214 uncalled capital commitment)(H)(M)(O)	781	781	555
Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	6,699	6,699	3,816
Meridian Rack & Pinion, Inc. (T)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,036
		Preferred Stock (1,449 shares)(F)(H)		1,449	—

				5,589	4,036
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(J)	6,750	6,750	6,750
		Common Stock (450 units)(H)(J)		450	450

				7,200	7,200
Precision Acquisition Group Holdings, Inc.	Machinery	Secured First Lien Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	1,104
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,910
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	640

				9,178	4,654
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 1/2020)(D)	8,000	8,000	7,600
		Preferred Stock (4,054,054 shares)(F)(H)		750	1,274

				8,750	8,874
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(J)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(J)	8,000	8,000	8,000
		Common Stock (250,000 units)(H)(J)		250	250

				8,250	8,250
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (10.0%, Due 7/2017)(J)	—	—	—
		Secured First Lien Debt (10.0%, Due 7/2020)(J)	13,000	13,000	13,000

				13,000	13,000
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	20,284	20,284	20,030
		Preferred Stock (245 shares)(F)(H)		245	261
		Common Stock (500 shares)(F)(H)		5	64

				20,534	20,355
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $550 available (7.5%, Due 12/2017)(D)	1,450	1,450	1,434
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	8,899

				10,450	10,333
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,388
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,750	12,750	12,307
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,748
		Preferred Stock (1,000 shares)(F)(H)		477	477

				22,702	21,920

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

AFFILIATE INVESTMENTS(Q) :
Proprietary Investments:
Ashland Acquisition LLC	Printing and publishing	Secured First Lien Line of Credit, $1,500 available (12.0%, Due 7/2016)(D)(G)	$—	$—	$—
		Secured First Lien Debt (12.0%, Due 7/2018)(D)(G)	7,000	7,000	7,017
		Preferred Equity Units (4,400 units)(F)(H)		440	574
		Common Equity Units (4,400 units)(F)(H)		—	238

				7,440	7,829

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS(Q) (Continued):
Edge Adhesives Holdings LLC(T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,123
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,582
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,705
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units)(H)(M)(N)		1,634	1,647
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,940
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,920
		Common Stock (152,603 shares)(F)(H)		1,855	2,211

				15,855	16,071
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $1,950 available (6.5%, Due 12/2017)(D)	1,050	1,050	1,049
		Secured First Lien Debt (9.5%, Due 12/2019)(D)	10,579	10,579	10,566
		Common Units (921,000 units)(F)(H)		921	545

				12,550	12,160
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Line of Credit, $0 available (9.0%, Due 12/2015)(F)	4,000	4,000	4,000
		Secured First Lien Mortgage Note (9.5%, Due 12/2015)(F)(G)	6,871	6,871	6,871
		Secured First Lien Debt (12.0%, Due 12/2015)(C)(F)	11,392	11,392	9,746
		Secured First Lien Debt (12.5%, Due 12/2015)(F)(G)	6,000	6,000	—
		Preferred Stock (4,999,000 shares)(F)(H)(K)		4,999	—
		Common Stock (2,000,000 shares)(F)(H)		370	—

				33,632	20,617

Total Affiliate Proprietary Investments (represented 18.1% of total investments at fair value)				$81,427	$66,029

CONTROL INVESTMENTS(R):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,385	$6,385	$6,384
		Common Stock (15,500 shares)(F)(H)		1	6,586

				6,386	12,970
Lindmark Acquisition, LLC	Broadcasting and entertainment	Secured First Lien Debt, $0 available (25.0%, Due Upon Demand)(F)(G)	—	—	—
		Success Fee on Secured Second Lien Debt(F)	—	—	20
		Common Stock (100 shares)(F)(H)		317	—

				317	20

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
CONTROL INVESTMENTS(R) (Continued):
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $604 available (8.0%, Due 5/2016)(F)(G)	$1,396	$1,396	$1,396
		Secured First Lien Debt (8.0%, Due 5/2016)(F)(G)	5,000	5,000	2,379
		Secured First Lien Debt (4.8%, Due 5/2016)(F)(I)	11,948	11,948	5,686
		Secured First Lien Debt (5.5%, Due 5/2016)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				35,059	9,461

Total Control Proprietary Investments (represented 6.1% of total investments at fair value)				$41,762	$22,451

TOTAL INVESTMENTS(S)				$410,244	$365,891

(A)	Certain of the securities listed in the above schedule are issued by affiliate(s) of the indicated portfolio company. Additionally, the majority of the securities listed above, totaling $312.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2015, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.5% of total investments, at fair value, as of September 30, 2015.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at September 30, 2015, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of debt, meaning if the portfolio company is liquidated, the holder of the LOT is paid after all other debt holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2015, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New or restructured proprietary investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2015 best represents fair value as of September 30, 2015.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	Subsequent to September 30, 2015, the investment was sold, and as such the fair value as of September 30, 2015 was based upon the sales amount.
(M)	Fair value was based on net asset value provided by the fund as a practical expedient.
(N)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(O)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(P)	Non-Control/Non-Affiliate investments, as defined by the Investment Company Act of 1940, as amended, (the “1940 Act”), are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(Q)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(R)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(S)	Cumulative gross unrealized depreciation for federal income tax purposes is $70.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $25.7 million. Cumulative net unrealized depreciation is $44.7 million, based on a tax cost of $410.6 million.
(T)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2016

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of June 30, 2016 and September 30, 2015, we held no investments in portfolio companies through Gladstone Financial.

The financial statements of Business Loan and Gladstone Financial are consolidated with ours. We also have significant subsidiaries whose financial statements are not consolidated with ours. Refer to Note 12—Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation and a U.S. Securities and Exchange Commission (the “SEC”) registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4—Related Party Transactions for additional information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in FASB Accounting Standards Codification 946 (“ASC 946”), Financial Services- Investment Companies, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2016, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015.

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

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by our chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors reviews the Policy to determine if changes are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

Standard & Poor’s Securities Evaluation, Inc. (“SPSE”), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns SPSE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates SPSE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from SPSE’s. When this occurs, the Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review our valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our total enterprise value, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value, whether it is reasonable in light of the Policy, as well as other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, inputs provided by an independent valuation firm, if any, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team then allocates the TEV to the portfolio company’s securities in order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended June 30, 2016) are generally valued at original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Adviser’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition Policy

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs, and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due, or if our qualitative assessment indicates that the borrower is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis, depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when a loan’s status significantly improves regarding the debtor’s ability and intent to pay contractual amounts due, or past due principal and interest are paid and, in management’s judgment, are likely to remain current, or, due to a restructuring, the interest income is deemed to be collectible. As of June 30, 2016, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.5 million, or 7.5% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $6.5 million, or 2.3% of the fair value of all debt investments in our portfolio. As of September 30, 2015, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio, and an aggregate debt fair value of approximately $7.1 million, or 2.2% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2016 and September 30, 2015, we had 11 and 17 original OID loans, respectively, primarily from the syndicated investments in our portfolio. We recorded OID income of $0.1 million during the three and nine months ended June 30, 2016, respectively, as compared to $0.1 and $0.2 million for the three and nine months ended June 30, 2015, respectively. The unamortized balance of OID investments as of June 30, 2016 and September 30, 2015, totaled $0.5 million and $0.6 million, respectively. As of June 30, 2016 and September 30, 2015, we had five and four investments, respectively, with PIK interest. We recorded PIK income totaling $0.6 million and $1.6 million during the three and nine months ended June 30, 2016, respectively and $0.3 and $0.5 million during the three and nine months ended June 30, 2015, respectively. We collected $0 and $0.1 million PIK interest in cash during the three and nine months ended June 30, 2016, respectively, and $0 during the nine months ended June 30, 2015.

Other Income Recognition

We record success fees when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. During the nine months ended June 30, 2016 and 2015, we recorded success fee income of $2.8 million and $1.7 million, respectively.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. During the nine months ended June 30, 2016 and 2015, we recorded dividend income of $0.3 million and $0.6 million, respectively.

We generally record prepayment fees upon our receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. During the nine months ended June 30, 2016, we recorded $0.2 million in prepayment fees. During the nine months ended June 30, 2015, we did not receive any prepayment fees.

Success fees, dividend income and prepayment fees are all recorded in other income in our accompanying Consolidated Statements of Operations.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), as amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”) and as amended in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which supersede or replace nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of the new guidance and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting these standards. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2016 and September 30, 2015, all of our investments were valued using Level 3 inputs and during the three and nine months ended June 30, 2016 and 2015, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of June 30, 2016 and September 30, 2015, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using Level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2016	September 30, 2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$139,400	$150,426
Secured second lien debt	77,253	100,039
Unsecured debt	2,924	—
Preferred equity	9,335	23,741
Common equity/equivalents	2,697	3,205

Total Non-Control/Non-Affiliate Investments	$231,609	$277,411

Affiliate Investments
Secured first lien debt	$41,943	$46,953
Secured second lien debt	13,860	13,860
Preferred equity	—	574
Common equity/equivalents	4,892	4,642

Total Affiliate Investments	$60,695	$66,029

Control Investments
Secured first lien debt	$6,800	$9,461
Secured second lien debt	6,304	6,404
Common equity/equivalents	2,818	6,586

Total Control Investments	$15,922	$22,451

Total Investments, at Fair Value	$308,226	$365,891

In accordance with the FASB’s ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2016 and September 30, 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant unobservable Level 3 inputs as they relate to our fair value measurements.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average(D) as of
	June 30, 2016	September 30, 2015	Valuation Technique/ Methodology	Unobservable Input	June 30, 2016	September 30, 2015
Secured first lien debt(A)	$142,652	$130,900	Yield Analysis	Discount Rate	8.7% - 18.9% / 12.0%	6.6% - 30.0% / 13.0%
	42,851	58,138	TEV	EBITDA multiple	6.2x – 8.2x /6.4x	2.4x - 7.4x / 6.3x
				EBITDA	$1,093 - $4,394 / $1,385	$1,333 - $55,042 / $7,895
				Revenue multiple	0.4x – 0.4x / 0.4x	0.3x – 0.8x / 0.7x
				Revenue	$7,814 - $7,814 /$7,814	$1,838 - $6,387 / $2,968
				Discount Rate	13.8% - 13.8% / 13.8%	—
	2,640	17,802	Market Quote	IBP	67.0% - 67.0% /67.0%	77.0% - 100.0% / 87.7%
Secured second lien debt(B)	72,746	72,624	Yield Analysis	Discount Rate	11.5% - 26.7% /16.4%	10.2% - 16.2% / 13.9%
	18,366	34,525	Market Quote	IBP	40.0% - 100.0% / 79.2%	78.0% -99.5%/ 94.9%
	6,305	13,154	TEV	EBITDA multiple	4.8x – 4.8x /4.8x	5.0x – 6.4x / 5.7x
				EBITDA	$2,437 - $2,437 / $2,437	$3,740 -$6,878 / $5,353
Unsecured debt	2,924	—	Yield Analysis	Discount Rate	10.1% - 10.1% / 10.1%	—
Preferred and common equity / equivalents(C)	17,719	36,547	TEV	EBITDA multiple	4.0x – 8.2x / 6.3x	2.4x – 7.7x / 6.3x
				EBITDA	$1,093 -$79,086 /$5,459	$249 - $55,042 / $9,258
	2,023	2,201	Investments in Funds(E)

Total Investments, at Fair Value	$308,226	$365,891

(A)	Fair value as of June 30, 2016 includes one new proprietary debt investment for $30.0 million that was valued at cost. Fair value as of September 30, 2015 includes three new proprietary debt investments totaling $28.8 million and one restructured proprietary debt investment for $2.4 million, which were all valued at cost, and two proprietary investments, which were valued at payoff amounts totaling $28.2 million.
B)	Fair value as of September 30, 2015 includes one new proprietary debt investment for $6.8 million, which was valued at cost, and one syndicated investment which was valued at the payoff amount of $4.0 million.
(C)	Fair value as of September 30, 2015 includes three new proprietary equity investments totaling $1.4 million, which were all valued at cost.
(D)	The weighted average calculations are based on the principal balances for all debt related calculations and on the cost basis for all equity-related calculations for the particular input.
(E)	Fair value as of June 30, 2016 and September 30, 2015 is based on net asset value as a practical expedient and is not subject to leveling within the fair value hierarchy.

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

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2016 and 2015 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2016:	Secured	Secured			Common
Three Months Ended June 30, 2016	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of March 31, 2016	$182,660	$91,955	$—	$7,263	$11,550	$293,428
Total gains (losses):
Net realized loss(A)	—	—	—	(80)	(4)	(84)
Net unrealized (depreciation) appreciation(B)	(28)	454	4	1,962	(1,128)	1,264
Reversal of prior period net depreciation on realization(B)	(390)	—	—	(169)	(13)	(572)
New investments, repayments and settlements:(C)
Issuances/originations	31,733	2,044	71	137	580	34,565
Settlements/repayments	(8,944)	(11,078)	3	(440)	—	(20,459)
Net proceeds from sales	—	—	—	80	4	84
Transfers	(16,888)	14,042	2,846	582	(582)	—

Fair Value as of June 30, 2016	$188,143	$97,417	$2,924	$9,335	$10,407	$308,226

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Secured	Secured			Common
Nine Months Ended June 30, 2016	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2015	$206,840	$120,303	$—	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(6,568)	(167)	—	16,959	(387)	9,837
Net unrealized (depreciation) appreciation(B)	(12,405)	(6,979)	4	1,762	(6,677)	(24,295)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,209	147	—	(16,178)	370	(9,452)
New investments, repayments and settlements:(C)
Issuances/originations	62,157	2,280	71	339	3,246	68,093
Settlements/repayments	(49,380)	(32,202)	3	(440)	—	(82,019)
Net proceeds from sales	(1,822)	(7)	—	(18,004)	4	(19,829)
Transfers	(16,888)	14,042	2,846	582	(582)	—

Fair Value as of June 30, 2016	$188,143	$97,417	$2,924	$9,335	$10,407	$308,226

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2015:	Secured	Secured		Common
	First	Second	Preferred	Equity/
Three Months Ended June 30, 2015	Lien Debt	Lien Debt	Equity	Equivalents	Total

Fair Value as of March 31, 2015	$194,644	$128,777	$25,402	$14,817	$363,640
Total gains (losses):
Net realized (loss) gain(A)	(1,334)	191	—	—	(1,143)
Net unrealized (depreciation) appreciation(B)	(4,700)	3,172	2,123	(3,898)	(3,303)
Reversal of prior period net deprecation (appreciation) on realization(B)	2,294	(138)	—	—	2,156
New investments, repayments and settlements:(C)
Issuances/originations	1,045	289	200	125	1,659
Settlements/repayments	(1,953)	(2,933)	(79)	—	(4,965)
Net Proceeds from Sales	(4,692)	(6,136)	—	—	(10,828)
Transfers	—	(2,636)	—	2,636	—

Fair Value as of June 30, 2015	$185,304	$120,586	$27,646	$13,680	$347,216

	Secured First	Secured Second	Preferred	Common Equity/
Nine Months Ended June 30, 2015	Lien Debt	Lien Debt	Equity	Equivalents	Total

Fair Value as of September 30, 2014	$118,414	$135,887	$13,684	$13,301	$281,286
Total gains (losses):
Net realized (loss) gain(A)	(1,334)	(11,955)	(2,175)	1,440	(14,024)
Net unrealized (depreciation) appreciation(B)	(8,321)	(2,804)	12,131	(2,362)	(1,356)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,294	12,489	2,175	(1,440)	15,518
New investments, repayments and settlements:(C)
Issuances/originations	71,078	18,789	2,244	2,117	94,228
Settlements/repayments	(3,471)	(5,577)	(413)	(434)	(9,895)
Net proceeds from sales	(4,692)	(12,271)	—	(1,578)	(18,541)
Transfers	—	(2,636)	—	2,636	—

Fair Value as of June 30, 2015	$173,968	$131,922	$27,646	$13,680	$347,216

(A)	Included in net realized gain (loss) on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the accretion of discounts, and PIK interest, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of June 30, 2016 and September 30, 2015, we held 31 and 33 proprietary investments with an aggregate fair value of $280.1 million and $310.9 million, or 90.9% and 85.0% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2016:

•	In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•	In October 2015, we sold our investment in Funko, which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $16.9 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, receivables of $3.1 million, recorded within other assets, net on the accompanying Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability for the net unrealized built-in gain of $9.8 million that was realized upon the sale, of which $6.3 million has been subsequently paid. The remaining tax liability of $3.5 million is included within other liabilities on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2016.

•	In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC, which is listed separately on the accompanying Consolidated Statement of Investments as of December 31, 2015. In March 2016, Legend paid off at par for proceeds of $4.0 million.

•	In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

•	In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt.

•	In March 2016, we invested $10.0 million in Travel Sentry, Inc. through secured first lien debt.

•	In March 2016, J. America paid off at par for proceeds of $5.1 million.

•	In April 2016, we received net proceeds of $8.0 million related to the sale of Ashland Acquisition LLC, which resulted in a realized gain of approximately $0.1 million.

•	In June 2016, we invested $30.0 million in IA Tech, LLC through secured first lien debt.

Syndicated Investments

As of June 30, 2016 and September 30, 2015, we held 12 and 15 syndicated investments with an aggregate fair value of $28.1 million and $55.0 million, or 9.1% and 15.0% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the nine months ended June 30, 2016:

•	In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured, which resulted in a realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Statement of Investments as of June 30, 2016.

•	In May 2016, we invested $2.0 million in Netsmart Technologies, Inc. through secured second lien debt.

•	In June 2016, Vision Solutions, Inc. paid off at par for proceeds of $8.0 million.

•	In June 2016, GTCR Valor Companies, Inc. paid off at par for proceeds of $3.0 million.

Investment Concentrations

As of June 30, 2016, our investment portfolio consisted of investments in 43 companies located in 20 states across 20 different industries, with an aggregate fair value of $308.2 million. The five largest investments at fair value as of June 30, 2016, totaled $104.5 million, or 33.9% of our total investment portfolio as of June 30, 2016, as compared to $109.6 million, or 30.0% of our total investment portfolio as of September 30, 2015. Our average investment by obligor was $9.0 million at cost as of June 30, 2016, compared to $8.5 million at cost as of September 30, 2015. The following table outlines our investments by security type as of June 30, 2016 and September 30, 2015:

	June 30, 2016				September 30, 2015
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$235,548	61.0%	$188,143	61.0%	$248,050	60.5%	$206,840	56.5%
Secured second lien debt	109,822	28.4	97,417	31.6	125,875	30.7	120,303	32.9
Unsecured debt	2,919	0.8	2,924	1.0	—	—	—	—

Total Debt Investments	348,289	90.2	288,484	93.6	373,925	91.2	327,143	89.4

Preferred equity	23,581	6.1	9,335	3.0	24,145	5.8	24,315	6.6
Common equity/equivalents	14,456	3.7	10,407	3.4	12,174	3.0	14,433	4.0

Total Equity Investments	38,037	9.8	19,742	6.4	36,319	8.8	38,748	10.6

Total Investments	$386,326	100%	$308,226	100%	$410,244	100.0%	$365,891	100.0%

Investments at fair value consisted of the following industry classifications as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/conglomerate manufacturing	$54,061	17.5%	$56,504	15.4%
Diversified/conglomerate service	53,816	17.4	13,763	3.8
Healthcare, education, and childcare	44,947	14.6	44,994	12.3
Oil and gas	43,954	14.3	51,110	14.0
Diversified natural resources, precious metals and minerals	15,499	5.0	16,072	4.4
Beverage, food, and tobacco	15,318	5.0	22,817	6.2
Automobile	13,590	4.4	17,699	4.8
Cargo transportation	12,870	4.2	13,434	3.7
Buildings and real estate	11,235	3.6	2,385	0.6
Leisure, Amusement, Motion Pictures, Entertainment	8,730	2.8	8,500	2.3
Printing and publishing	6,800	2.2	25,452	7.0
Telecommunications	5,670	1.8	5,865	1.6
Broadcast and entertainment	4,682	1.5	5,235	1.4
Textiles and leather	4,170	1.4	6,911	1.9
Machinery	3,373	1.1	—	—
Finance	2,650	0.9	8,356	2.3
Electronics	2,630	0.9	13,550	3.7
Personal and non-durable consumer products	326	0.1	43,418	11.9
Other, < 1.0% (A)	3,905	1.3	9,826	2.7

Total Investments	$308,226	100.0%	$365,891	100.0%

(A)	No individual industry within this category exceeds 1.0% of the total fair value as of the respective periods.

Investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2016 and September 30, 2015:

	June 30, 2016		September 30, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$142,285	46.2%	$117,367	32.1%
Midwest	80,864	26.2	124,924	34.1
West	64,064	20.8	112,575	30.8
Northeast	21,013	6.8	11,025	3.0

Total Investments	$308,226	100.0%	$365,891	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may also have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2016:

		Amount(A)
For the remaining three months ending September 30:	2016	$38,702
For the fiscal year ending September 30:	2017	43,464
	2018	28,833
	2019	45,661
	2020	91,225
	Thereafter	100,877

	Total contractual repayments	$348,762
	Equity investments	38,036
	Adjustments to cost basis on debt investments	(472)

	Cost basis of investments held at June 30, 2016:	$386,326

(A)	Subsequent to June 30, 2016, one debt investment with a principal balance of $29.0 million which previously had a maturity date during the fiscal year ending September 30, 2016, was extended to mature during the fiscal year ended September 30, 2018.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs that we have incurred on behalf of portfolio companies and are included in other assets, net on our accompanying Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and September 30, 2015, we had gross receivables from portfolio companies of $0.8 million and $0.6 million, respectively. There was no allowance for uncollectible receivables from portfolio companies as of June 30, 2016 and September 30, 2015, respectively. In addition, as of September 30, 2015, we recorded an allowance for uncollectible interest receivables of $1.2 million, which is reflected in interest receivable, net on our accompanying Consolidated Statements of Assets and Liabilities. There was no allowance for uncollectible interest receivables as of June 30, 2016. We generally maintain allowances for uncollectible interest or other receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. The Advisory Agreement originally included administrative services; however, it was amended and restated on October 1, 2006 and at the same time we entered into the Administration Agreement with the Administrator (discussed further below) to provide those services. With the unanimous approval of our Board of Directors, the Advisory Agreement was later amended in October 2015 to reduce the base management fee payable under the agreement from 2.0% per annum to 1.75% per annum, effective July 1, 2015, with all other terms remaining unchanged. On July 12, 2016, our Board of Directors unanimously approved the annual renewal of the Advisory Agreement through August 31, 2017.

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as an executive managing director of the Adviser.

The following table summarizes fees paid to the Adviser, including the base management fee, incentive fee, and loan servicing fee and associated voluntary, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Average total assets subject to base management fee(A)	$312,914	$371,800	$324,419	$350,450
Multiplied by prorated annual base management fee of 1.75%-2.0%	0.4375%	0.5%	1.3125%	1.5%

Base management fee(B)	$1,369	$1,859	$4,258	$5,257
Portfolio company fee credit	(319)	(73)	(553)	(840)
Senior syndicated loan fee credit	(17)	(41)	(73)	(120)

Net Base Management Fee	$1,033	$1,745	$3,632	$4,297

Loan servicing fee(B)	896	1,015	2,876	2,802
Credit to base management fee - loan servicing fee(B)	(896)	(1,015)	(2,876)	(2,802)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,187	1,021	3,369	2,866
Incentive fee credit	(160)	(754)	(1,110)	(754)

Net Incentive Fee	$1,027	$267	$2,259	$2,112

Portfolio company fee credit	(319)	(73)	(553)	(840)
Senior syndicated loan fee credit	(17)	(41)	(73)	(120)
Incentive fee credit	(160)	(754)	(1,110)	(754)

Credits to Fees From Adviser - other(B)	$(496)	$(868)	$(1,736)	$(1,714)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $35 and $0.1 million for the three and nine months ended June 30, 2016 and $44 and $93 for the three and nine months ended June 30, 2015, respectively, is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for each of the nine months ended June 30, 2016 and 2015.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2016, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2016.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the nine months ended June 30, 2016 and 2015.

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

Our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 12, 2016, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2017.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.4 million during the three and nine months ended June 30, 2016, respectively, and $0.3 million and $0.7 million during the three and nine months ended June 30, 2015, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2016	September 30, 2015
Base management fee	$137	$60
Loan servicing fee	200	241
Net incentive fee	1,027	603

Total fees due to Adviser	1,364	904
Fee due to Administrator	287	250

Total Related Party Fees Due	$1,651	$1,154

In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2016 and September 30, 2015, totaled $3 and $7, respectively. In addition, other net co-investment expenses (for reimbursement purposes) receivable from or payable to Gladstone Investment Corporation, one of our affiliated funds, totaled a receivable of $0.1 million and a payable of $0.1 million as of June 30, 2016 and September 30, 2015, respectively. These amounts were received or paid in full in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2016 and September 30, 2015, respectively.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of June 30, 2016 and September 30, 2015 and during the three and nine months ended June 30, 2016 and 2015:

	June 30, 2016	September 30, 2015
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	73,300	127,300
Availability(A)	19,397	22,360

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2016	2015	2016	2015

Weighted average borrowings outstanding, at cost	$52,481	$109,792	$59,824	$84,748
Weighted average interest rate(B)	4.9%	3.8%	4.6%	4.3%
Commitment (unused) fees incurred	$147	$42	$417	$314

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of June 30, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.8 million, asset coverage on our “senior securities representing indebtedness” of 430.9%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2016. As of June 30, 2016, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of June 30, 2016 and September 30, 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. At each of June 30, 2016 and September 30, 2015, our Credit Facility was valued using Level 3 inputs and any changes in our credit facility’s fair value is recorded in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2016 and September 30, 2015, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2016 and 2015:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2016	September 30, 2015
Credit Facility	$73,300	$127,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2016	2015
Fair value as of March 31, 2016 and 2015, respectively	$57,300	$114,793
Borrowings	41,000	15,500
Repayments	(25,000)	(25,000)
Net unrealized depreciation(A)	—	(693)

Fair Value as of June 30, 2016 and 2015, respectively	$73,300	$104,600

	Nine Months Ended June 30,
	2016	2015
Fair value as of September 30, 2015 and 2014, respectively	$127,300	$38,013
Borrowings	77,000	109,000
Repayments	(131,000)	(41,100)
Net unrealized depreciation(A)	—	(1,313)

Fair Value as of June 30, 2016 and 2015, respectively	$73,300	$104,600

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2016 and 2015.

The fair value of the collateral under our Credit Facility totaled approximately $259.4 million and $312.0 million as of June 30, 2016 and September 30, 2015, respectively.

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

The asset coverage on our “senior securities that are stock” as of June 30, 2016 was 235.4%, calculated in accordance with Section 18 of the 1940 Act. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250
	January 13, 2015	January 23, 2015	February 3, 2015	0.1406250
	January 13, 2015	February 18, 2015	February 27, 2015	0.1406250
	January 13, 2015	March 20, 2015	March 31, 2015	0.1406250
	April 14, 2015	April 24, 2015	May 5, 2015	0.1406250
	April 14, 2015	May 19, 2015	May 29, 2015	0.1406250
	April 14, 2015	June 19, 2015	June 30, 2015	0.1406250

		Nine Months Ended June 30, 2015:		$1.2656250

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250
	January 12, 2016	January 22, 2016	February 2, 2016	0.1406250
	January 12, 2016	February 18, 2016	February 29, 2016	0.1406250
	January 12, 2016	March 21, 2016	March 31, 2016	0.1406250
	April 12, 2016	April 22, 2016	May 2, 2016	0.1406250
	April 12, 2016	May 19, 2016	May 31, 2016	0.1406250
	April 12, 2016	June 17, 2016	June 30, 2016	0.1406250

		Nine Months Ended June 30, 2016:		$1.2656250

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost as of June 30, 2016 and September 30, 2015. The related distribution payments to preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price for our Series 2021 Term Preferred Stock, as of June 30, 2016 and September 30, 2015, was approximately $61.4 million and $62.4 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2016 and 2015, was $3.1 million. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Common Stock Offerings

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements, for net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the nine months ended June 30, 2016.

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

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular number of shares of common stock. The termination date is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the nine months ended June 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in gross purchases of $0.6 million.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$5,516	$3,307	$(9,328)	$13,180
Denominator for basic and diluted weighted average common shares	23,363,952	21,123,202	23,145,842	21,045,014

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.24	$0.16	$(0.40)	$0.63

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute on an annual basis to our stockholders 90.0% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. The amount to be paid out as distributions to our common stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of our investment company taxable income. Based on that estimate, our Board of Directors declares three monthly distributions each quarter.

The federal income tax characterization of all distributions is reported to our stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For each of the twelve months ended December 31, 2015, 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. For each of the nine months ended September 30, 2014, 100.0% of our common distributions were deemed to be paid from a return of capital and for each of the three months ended December 31, 2014, 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. In determining the characterization of distributions, the Internal Revenue Code Section 316(b)(4) allows RICs to apply current earnings and profits first to distributions made during the portion of the tax year prior to January 1, which in our case would be the three months ended December 31. The return of capital in the 2014 calendar year for Form 1099 reporting purposes resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07
	January 12, 2016	January 22, 2016	February 2, 2016	0.07
	January 12, 2016	February 18, 2016	February 29, 2016	0.07
	January 12, 2016	March 21, 2016	March 31, 2016	0.07
	April 12, 2016	April 22, 2016	May 2, 2016	0.07
	April 12, 2016	May 19, 2016	May 31, 2016	0.07
	April 12, 2016	June 17, 2016	June 30, 2016	0.07

		Nine Months Ended June 30, 2016:		$0.63

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07
	January 13, 2015	January 23, 2015	February 3, 2015	0.07
	January 13, 2015	February 18, 2015	February 27, 2015	0.07
	January 13, 2015	March 20, 2015	March 31, 2015	0.07
	April 14, 2015	April 24, 2015	May 5, 2015	0.07
	April 14, 2015	May 19, 2015	May 29, 2015	0.07
	April 14, 2015	June 19, 2015	June 30, 2015	0.07

		Nine Months Ended June 30, 2015:		$0.63

Aggregate distributions declared and paid to our common stockholders for the nine months ended June 30, 2016 and 2015, were each approximately $14.6 million and $13.3 million, respectively, and were declared based on estimates of investment company taxable income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization. For the fiscal year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock distributions), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $2.2 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

For the nine months ended June 30, 2016 and the fiscal year ended September 30, 2015, we recorded the following adjustments for book-tax differences to reflect tax character.

	Nine Months Ended June 30, 2016	Year Ended September 30, 2015
Under distributed net investment income	$6,140	$387
Accumulated net realized losses	(7,995)	(387)
Capital in excess of par value	1,855	—

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2016 and September 30, 2015, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

We have lines of credit, a delayed draw term loan, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of June 30, 2016 and September 30, 2015 to be immaterial.

The following table summarizes the amounts of our unused lines of credit and delayed draw term loan and uncalled capital commitment, at cost, as of June 30, 2016 and September 30, 2015, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2016	September 30, 2015
Unused line of credit commitments and delayed draw term loan	$6,392	$14,655
Uncalled capital commitment	1,979	2,214

Total	$8,371	$16,869

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Per Common Share Data(A):
Net asset value at beginning of period(A)	$7.92	$9.55	$9.06	$9.51

Net investment income(B)	0.21	0.23	0.63	0.58
Net realized (loss) gain on investments(B)	—	(0.05)	0.42	(0.69)
Net unrealized appreciation (depreciation) of investments(B)	0.03	(0.06)	(1.46)	0.67
Net unrealized appreciation of other(B)	—	0.04	—	0.07
Distributions to common stockholders from net investment income(A)(C)	(0.21)	(0.21)	(0.49)	(0.63)
Distributions to common stockholders from realized gains(A)(C)	—	—	(0.14)	—
Issuance of common stock	—	0.03	—	0.06
Repurchase of common stock	0.01	—	0.02	—
Offering costs for issuance of common stock	—	—	(0.05)	(0.01)
Dilutive effect of common stock issuance(D)	—	(0.03)	(0.05)	(0.06)
Other, net(E)	(0.01)	(0.01)	0.01	(0.01)

Net asset value at end of period(A)	$7.95	$9.49	$7.95	$9.49

Market value at beginning of period	$7.45	$8.27	$8.13	$8.77
Market value at end of period	7.24	7.90	7.24	7.90
Total return(F)	(0.01)%	(8.01)%	(3.04)%	(5.40)%
Common shares outstanding at end of period	23,344,422	21,131,622	23,344,422	21,131,622
Statement of Assets and Liabilities Data:
Net assets at end of period	$185,514	$200,643	$185,514	$200,643
Average net assets(G)	185,959	201,891	194,030	199,206
Senior Securities Data:
Borrowings under Credit Facility, at cost	73,300	104,600	73,300	104,600
Mandatorily redeemable preferred stock	61,000	61,000	61,000	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets-annualized(H)(I)	10.62%	10.10%	10.16%	10.49%
Ratio of net investment income to average net assets-annualized(J)	10.55	9.58	10.02	8.18

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data.
(C)	The tax character of distributions is determined based on investment company taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the fiscal quarter ended December 31, 2015, the dilution was a result of issuing 2.3 million shares of common stock in an overnight offering at a public offering price of $8.55 per share, which was below the then current NAV of $9.06 per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders. Total return is not annualized.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.97% and 10.92% for the three and nine months ended June 30, 2016, respectively and 11.59% and 10.99% for the three and nine months ended June 30, 2015, respectively.
(J)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 10.21% and 9.26% for the three and nine months ended June 30, 2016, respectively and 8.09% and 7.67% for the three and nine months ended June 30, 2015, respectively.

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

We had two unconsolidated subsidiaries, Defiance Integrated Technologies, Inc. (“Defiance”) and Sunshine Media Holdings, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of June 30, 2016 or September 30, 2015 or during at least one of the nine month periods ended June 30, 2016 and 2015. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the nine months ended June 30, 2016 and 2015 for our unconsolidated significant subsidiaries.

	Nine Months Ended June 30,
Income Statement	2016	2015
Net sales	$29,253	$33,770
Gross profit	7,545	9,623
Net loss	(830)	(1,017)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

On August 2, 2016, we invested $10.0 million in Merlin International, Inc. through secured second lien debt.

Distributions to Stockholders

In July 2016, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
July 22, 2016	August 2, 2016	$0.07	$0.140625
August 22, 2016	August 31, 2016	0.07	0.140625
September21, 2016	September 30, 2016	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation, our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein, including Item 1A. “Risk Factors” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S Securities and Exchange Commission (“SEC”) on November 23, 2015, as amended on December 29, 2015. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition or results of operations for any future periods.

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

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2016, our investment portfolio was made up of approximately 90.2% debt investments and 9.8% equity investments, at cost.

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

Additionally, since February 2011, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee.

Our shares of common stock and 6.75% Series 2021 Term Preferred Stock (our “Series 2021 Term Preferred Stock”) are traded on the NASDAQ Global Select Market (“NASDAQ”) under the trading symbols “GLAD” and “GLADO,” respectively.

Business

Portfolio and Investment Activity

During the nine months ended June 30, 2016, we invested $54.3 million in five new portfolio companies and extended $5.6 million of investments to existing portfolio companies. In addition, during the nine months ended June 30, 2016, we exited 10 portfolio companies through sales and early payoffs. We received a total of $98.4 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the nine months ended June 30, 2016. This activity resulted in a net reduction in our overall portfolio of five portfolio companies to 43 and a net decrease of 5.8% in our portfolio at cost since September 30, 2015. Our continued focus throughout 2016 will be to rebuild our investment portfolio by making new investments and to exit challenged and non-strategic investments in our portfolio in an orderly manner over the next several quarters. Since our initial public offering in August 2001, we have made 423 different loans to, or investments in, 201 companies for a total of approximately $1.5 billion, before giving effect to principal repayments on investments and divestitures.

During the nine months ended June 30, 2016, the following significant transactions occurred:

•	In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•	In October 2015, we sold our investment in Funko, LLC (“Funko”), which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $16.9 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, receivables of $3.1 million, recorded within other assets, net on the accompanying Consolidated Statement of Assets and Liabilities, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability for the net unrealized built-in gain of $9.8 million that was realized upon the sale, of which $6.3 million has been subsequently paid. The remaining tax liability of $3.5 million is included within other liabilities on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2016.

•	In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC , which is listed separately on the accompanying Consolidated Statement of Investments as of December 31, 2015. In March 2016, Legend paid off at par for proceeds of $4.0 million.

•	In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

•	In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt.

•	In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured, which resulted in a realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Statement of Investments as of June 30, 2016.

•	In March 2016, we invested $10.0 million in Travel Sentry, Inc. through secured first lien debt.

•	In March 2016, J. America paid off at par for proceeds of $5.1 million.

•	In April 2016, we received net proceeds of $8.0 million related to the sale of Ashland Acquisition LLC, which resulted in a realized gain of approximately $0.1 million.

•	In May 2016, we invested $2.0 million in Netsmart Technologies, Inc. through secured second lien debt.

•	In June 2016, we invested $30.0 million in IA Tech, LLC through secured first lien debt.

•	In June 2016, Vision Solutions, Inc. paid off at par for proceeds of $8.0 million.

•	In June 2016, GTCR Valor Companies, Inc. paid off at par for proceeds of $3.0 million.

Refer to Note 13—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to June 30, 2016.

Capital Raising

We issued shares of our common stock in an overnight offering in October 2015 with the overallotment closing in November 2015 at a public offering price of $8.55 per share, which was below the then current net asset value (“NAV”) of $9.06 per share. The resulting proceeds, in part, provided us with additional equity capital to help ensure continued compliance with regulatory tests and will allow us to grow the portfolio and generate additional income through new investments. Refer to “Liquidity and Capital Resources — Equity — Common Stock” of this Item 2 for further discussion of our common stock offerings.

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

On August 2, 2016, the closing market price of our common stock was $7.91, a 0.5% discount to our June 30, 2016, NAV per share of $7.95. When our stock trades below NAV per common share, as it has consistently traded over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without stockholder approval, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 11, 2016, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our board of directors (our “Board of Directors”) makes certain determinations prior to any such sale.

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

We expect that, given these regulatory and contractual constraints in combination with current market conditions, the debt and equity capital available may be limited in the near term. However, we believe that the recent amendments to our Credit Facility to decrease the interest rate on advances and extend its revolving period end date until 2019, and our syndication and expansion of our Credit Facility in June 2015 has increased our ability to make investments in middle market businesses that we believe will help us achieve attractive long-term returns for our stockholders.

Recent Developments

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, and subsequently filed Pre-Effective Amendment No. 1 on March 17, 2016 and Pre-Effective Amendment No. 2 on March 29, 2016, which the SEC declared effective on March 29, 2016. Our Registration Statement registered an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. No securities have been issued under the registration statement to date.

Common Stock Share Repurchase Program

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular number of shares of common stock. The termination date is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the three months ended June 30, 2016, we repurchased 41,414 shares of our common stock at an average share price of $6.95, resulting in gross purchases of $0.3 million. During the nine months ended June 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in gross purchases of $0.6 million.

See also Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016, to the Three Months Ended June 30, 2015

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$8,253	$9,107	$(854)	(9.4)%
Other income	1,591	828	763	92.1

Total investment income	9,844	9,935	(91)	(0.9)

EXPENSES
Base management fee	1,369	1,859	(490)	(26.4)
Loan servicing fee	896	1,015	(119)	(11.7)
Incentive fee	1,187	1,021	166	16.3
Administration fee	287	235	52	22.1
Interest expense on borrowings	648	1,033	(385)	(37.3)
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	—	—
Amortization of deferred financing fees	273	253	20	7.9
Other expenses	640	537	103	19.2

Expenses, before credits from Adviser	6,329	6,982	(653)	(9.4)
Credit to base management fee – loan servicing fee	(896)	(1,015)	119	11.7
Credits to fees from Adviser - other	(496)	(868)	372	42.9

Total expenses, net of credits	4,937	5,099	(162)	(3.2)

NET INVESTMENT INCOME	4,907	4,836	71	1.5

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(84)	(1,143)	1,059	92.7
Net realized gain on other	—	68	(68)	(100.0)
Net unrealized appreciation (depreciation) of investments	693	(1,147)	1,840	NM
Net unrealized depreciation of other	—	693	(693)	(100.0)

Net gain (loss) from investments and other	609	(1,529)	2,138	NM

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,516	$3,307	$2,209	66.8

NM = Not Meaningful

Investment Income

Total investment income decreased slightly by 0.9% for the three months ended June 30, 2016, as compared to the prior year period. This decrease was primarily due to a decrease in interest income, which resulted from a decrease in the size of our interest-bearing portfolio for the three months ended June 30, 2016 as compared to the prior year period, partially offset by an increase in other income.

Interest income, net decreased by 9.4% for the three months ended June 30, 2016, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2016, was $303.6 million, compared to $330.6 million for the prior year period, a decrease of 8.2%. This decrease was due primarily to exits that occurred during the first quarter of fiscal year 2016, discussed under “Investment Highlights” above. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which decreased to 10.9% for the three months ended June 30, 2016, compared to 11.1% for the three months ended June 30, 2015, inclusive of any allowances on interest receivables made during those periods.

As of June 30, 2016, two portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.5 million, or 7.5% of the cost basis of all debt investments in our portfolio. As of June 30, 2015, four portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $49.2 million, or 13.4%, of the cost basis of all debt investments in our portfolio.

For the three months ended June 30, 2016, other income increased by 92.1% as compared to the prior year period. For the three months ended June 30, 2016, other income consisted primarily of $1.5 million in success fees recognized and $0.1 million in prepayment fees received. Other income for the three months ended June 30, 2015, consisted primarily of $0.5 million in dividend income received and $0.3 million in success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2016		Three Months Ended June 30, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC(A)	$30,000	9.7%	$40	0.4
RBC Acquisition Corp.	22,090	7.2	658	6.7
WadeCo Specialties, Inc.	19,630	6.4	528	5.4
United Flexible, Inc.	17,304	5.6	556	5.6
Lignetics, Inc.	15,499	5.0	425	4.3

Subtotal—five largest investments	104,523	33.9	2,207	22.4
Other portfolio companies	203,703	66.1	7,637	77.6

Total Investment Portfolio	$308,226	100.0%	$9,844	100.0%

	As of June 30, 2015		Three Months Ended June 30, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Funko, LLC(B)	$31,221	9.0%	$444	4.5%
RBC Acquisition Group	22,416	6.5	633	6.4
WadeCo Specialties, Inc.	22,173	6.4	527	5.3
Francis Drilling Fluids, Ltd.	21,708	6.2	617	6.2
United Flexible, Inc.(A)	21,335	6.1	487	4.9

Subtotal—five largest investments	118,853	34.2	2,708	27.3
Other portfolio companies	228,363	65.8	7,226	72.7
Other non-portfolio company revenue	—	—	1	—

Total Investment Portfolio	$347,216	100.0%	$9,935	100.0%

(A)	New investment during the applicable period.
(B)	Investment exited subsequent to June 30, 2015.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, decreased by 3.2% for the three months ended June 30, 2016, as compared to the prior year period. This decrease was primarily due to a decrease in interest expense on borrowings and a decrease in net base management fees, partially offset by an increase in net incentive fee and other expenses.

Interest expense on borrowings decreased by $0.4 million, or 37.3%, during the three months ended June 30, 2016, as compared to the prior year period, due primarily to a decrease in the borrowings outstanding under our Credit Facility during the period due to the sales and payoffs discussed above. The weighted average balance outstanding under our Credit Facility during the three months ended June 30, 2016, was $52.5 million, as compared to $109.8 million in the prior year period, a decrease of 52.2%.

Net base management fee earned by the Adviser decreased by $0.7 million, or 14.3%, during the three months ended June 30, 2016, as compared to the prior year period, resulting from a decrease in the average total assets outstanding. Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit of $0.2 million from the Adviser to reduce the income-based incentive fee to the extent net investment income for the quarter ended June 30, 2016 did not cover 100.0% of the distributions to common stockholders during the period. The credit granted for the quarter ended June 30, 2015, was $0.8 million.

The base management, loan servicing and incentive fees, and associated unconditional, non-contractual, and irrevocable voluntary credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2016	2015
Average total assets subject to base management fee(A)	$312,914	$371,800
Multiplied by prorated annual base management fee of 1.75% - 2.0%	0.4375%	0.5%

Base management fee(B)	$1,369	$1,859
Portfolio company fee credit	(319)	(73)
Senior syndicated loan fee credit	(17)	(41)

Net Base Management Fee	$1,033	$1,745

Loan servicing fee(B)	896	1,015
Credit to base management fee - loan servicing fee(B)	(896)	(1,015)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,187	1,021
Incentive fee credit	(160)	(754)

Net Incentive Fee	$1,027	$267

Portfolio company fee credit	(319)	(73)
Senior syndicated loan fee credit	(17)	(41)
Incentive fee credit	(160)	(754)

Credits to Fees From Adviser - other(B)	$(496)	$(868)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

We had no significant realized gains (losses) on investments for the three months ended June 30, 2016. For the three months ended June 30, 2015, we recorded a net realized loss on investments of $1.1 million, which resulted primarily from the exit of our investment in Sunburst during the three months ended June 30, 2015.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2016, we recorded net unrealized appreciation of investments of $0.7 million. The realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2016, were as follows:

	Three Months Ended June 30, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Southern Petroleum Laboratories, Inc.	$—	1,906	$—	1,906
RBC Acquisition Corp.	—	1,232	—	1,232
Vision Solutions, Inc.	—	777	—	777
Westland Technologies, Inc.	—	683	—	683
Flight Fit N Fun LLC	—	633	—	633
Precision Acquisition Group Holdings, Inc.	—	597	—	597
Behrens Manufacturing, LLC	—	588	—	588
Vitera Healthcare Solutions, LLC	—	449	—	449
Vertellus Specialties Inc.	—	368	—	368
Targus Cayman HoldCo, Ltd.	—	(338)	—	(338)
SourceHOV, LLC	—	(358)	—	(358)
Ashland Acquisitions, LLC	72	—	(572)	(500)
New Trident Holdcorp, Inc.	—	(600)	—	(600)
Lignetics, Inc.	—	(622)	—	(622)
Sunshine Media Holdings	—	(1,301)	—	(1,301)
LWO Acquisitions Company LLC	—	(1,478)	—	(1,478)
Francis Drilling Fluids, Ltd.	—	(1,565)	—	(1,565)
Other, net (<$250)	(156)	294	—	138

Total:	$(84)	$1,265	$(572)	$609

The primary driver of net unrealized appreciation of $0.7 million for the three months ended June 30, 2016, was an improvement in the performance of certain portfolio companies and an increase in comparable multiples used to estimate the fair value of our investments, which more than offset the decreased performance of several of our portfolio companies.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2015, were as follows:

	Three Months Ended June 30, 2015
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$6,213	—	$6,213
Sunburst Media – Louisiana, LLC	(1,333)	—	2,295	962
Francis Drilling Fluids, Ltd.	—	735	—	735
Ameriqual Group, LLC	—	727	—	727
Southern Petroleum Laboratories, Inc.	—	661	—	661
Precision Acquisition Group Holdings, Inc.	—	461	—	461
WadeCo Specialties, Inc.	—	458	—	458
Sunshine Media Holdings	—	332	—	332
LWO Acquisitions Company LLC	—	311	—	311
AG Transportation Holdings, LLC	—	301	—	301
Behrens Manufacturing, LLC	—	294	—	294
Vertellus Specialties, Inc.	—	254	—	254
PLATO Learning, Inc.	—	(301)	—	(301)
Leeds Novamark Capital I, L.P.	—	(309)	—	(309)
FedCap Partners, LLC	—	(350)	—	(350)
SourceHOV LLC	—	(407)	—	(407)
GFRC Holdings, LLC	—	(425)	—	(425)
Meridian Rack & Pinion, Inc.	—	(531)	—	(531)
Alloy Die Casting Co.	—	(583)	—	(583)
Saunders & Associates	—	(1,036)	—	(1,036)
Edge Adhesive Holdings, Inc.	—	(1,409)	—	(1,409)
Defiance Integrated Technologies, Inc.	—	(1,491)	—	(1,491)
B+T Group Acquisition Inc.	—	(1,992)	—	(1,992)
RBC Acquisition Corp.	—	(5,867)	—	(5,867)
Other, net (<$250)	258	651	(139)	770

Total:	$(1,075)	$(3,303)	2,156	$(2,222)

The largest driver of our net unrealized depreciation for the three months ended June 30, 2015, excluding reversals, was a decline in financial and operational performance on several portfolio companies, most notably RBC Acquisition Corp. (“RBC”) of $5.9 million. This depreciation was partially offset by the improvement in financial and operational performance and the increase in comparable multiples used in the valuation of Funko, LLC (“Funko”) of $6.2 million.

Net Unrealized Depreciation of Other

During the three months ended June 30, 2015, we recorded $0.7 million of net unrealized depreciation our Credit Facility recorded at fair value whereas no such amounts were incurred in the current period.

Comparison of the Nine Months Ended June 30, 2016, to the Nine Months Ended June 30, 2015

	For the Nine Months Ended June 30,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$26,107	$25,495	$612	2.4%
Other income	3,255	2,389	866	36.2

Total investment income	29,362	27,884	1,478	5.3

EXPENSES
Base management fee	4,258	5,257	(999)	(19.0)
Loan servicing fee	2,876	2,802	74	2.6
Incentive fee	3,369	2,866	503	17.6
Administration fee	900	784	116	14.8
Interest expense on borrowings	2,066	2,735	(669)	(24.5)
Dividend expense on mandatorily redeemable preferred stock	3,088	3,087	1	0.0
Amortization of deferred financing fees	802	857	(55)	(6.4)
Other expenses	2,031	1,792	239	13.3

Expenses, before credits from Adviser	19,390	20,180	(790)	(3.9)
Credits to base management fee – loan servicing fee	(2,876)	(2,802)	(74)	2.6
Credits to fees from Adviser – other	(1,736)	(1,714)	(22)	1.3

Total expenses, net of credits	14,778	15,664	(886)	(5.7)

NET INVESTMENT INCOME	14,584	12,220	2,364	19.3

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	9,837	(14,024)	23,861	NM
Net realized loss on other	(64)	(491)	427	87.0
Net unrealized (depreciation) appreciation of investments	(33,747)	14,162	(47,909)	NM
Net unrealized depreciation of other	62	1,313	(1,251)	(95.3)

Net (loss) gain from investments and other	(23,912)	960	(24,872)	(2,591)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(9,328)	$13,180	$(22,508)	(171)%

NM = Not Meaningful

Investment Income

Total investment income increased by 5.3% for the nine months ended June 30, 2016, as compared to the prior year period driven by increases in other income and interest income.

Interest income, net increased by 2.4% for the nine months ended June 30, 2016, as compared to the prior year period. The increase in interest income was primarily driven by a reserve recorded on certain interest receivables totaling $0.9 million during the prior year period, which reduced interest income for the nine months ended June 30, 2015. There was no reserve recorded during the nine months ended June 30, 2016. The weighted average principal balance of our interest-bearing investment portfolio was relatively flat when comparing the current and prior year period at $313.5 million during the nine months ended June 30, 2016, compared to $315.8 million for the prior year period. The weighted average yield on our interest-bearing investment portfolio increased to 11.1% for the nine months ended June 30, 2016, compared to 10.8% for the nine months ended June 30, 2015, inclusive of any allowances on interest receivables made during those periods.

Other income increased by 36.2% during the nine months ended June 30, 2016, as compared to the prior year period. For the nine months ended June 30, 2016, other income consisted primarily of $2.8 million in success fees recognized, $0.3 million in dividend income received, and $0.2 million in prepayment fees received. For the nine months ended June 30, 2015, other income consisted primarily of $1.7 million in success fees recognized and $0.6 million in dividend income.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2016		Nine Months Ended June 30, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC(A)	$30,000	9.7%	$40	0.1%
RBC Acquisition Corp.	22,090	7.2	2,159	7.3
WadeCo Specialties, Inc.	19,630	6.4	1,563	5.3
United Flexible, Inc.	17,304	5.6	1,544	5.3
Lignetics, Inc.	15,499	5.0	1,279	4.4

Subtotal—five largest investments	104,523	33.9	6,585	22.4
Other portfolio companies	203,703	66.1	22,777	77.6

Total Investment Portfolio	$308,226	100.0%	$29,362	100.0%

	As of June 30, 2015		Nine Months Ended June 30, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
Funko, LLC(B)	$31,221	9.0%	$914	3.3%
RBC Acquisition Group	22,416	6.5	1,543	5.5
WadeCo Specialties, Inc.	22,173	6.4	1,368	4.9
Francis Drilling Fluids, Ltd.	21,708	6.2	2,301	8.3
United Flexible, Inc.(A)	21,335	6.1	749	2.7

Subtotal—five largest investments	118,853	34.2	6,875	24.7
Other portfolio companies	228,363	65.8	21,005	75.3
Other non-portfolio company revenue	—	—	4	—

Total Investment Portfolio	$347,216	100.0%	$27,884	100.0%

(A)	New investment during the applicable period.
(B)	Investment exited subsequent to June 30, 2015.

Expenses

Expenses, net of any voluntary, irrevocable and non-contractual credits to fees from the Adviser, decreased for the nine months ended June 30, 2016, by 5.7%, as compared to the prior year period. This decrease was primarily due to a decrease in interest expense on borrowings and a decrease in net base management fee, partially offset by an increase in net incentive fee and an increase in other expenses.

Interest expense decreased by $0.7 million, or 24.5%, during the nine months ended June 30, 2016, as compared to the prior year period, primarily due to decreased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding under our Credit Facility during the nine months ended June 30, 2016, was approximately $59.8 million, as compared to $84.7 million in the prior year period, a decrease of 29.4%.

Net base management fee earned by the Adviser decreased by $0.7 million, or 15.5%, during the nine months ended June 30, 2016, as compared to the prior year period, resulting from a decrease in the average total assets outstanding. Our Board of Directors accepted unconditional, non-contractual and irrevocable voluntary credits totaling $1.1 million from the Adviser to reduce the income-based incentive fee to the extent that net investment income did not cover 100.0% of the distributions to common stockholders during the nine months ended June 30, 2016. The credits granted during the nine months ended June 30, 2015 totaled $0.8 million. Base management, loan servicing and incentive fees and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2016	2015
Average total assets subject to base management fee(A)	$324,419	$350,450
Multiplied by prorated annual base management fee of 1.75-2.0%	1.3125%	1.5%

Base management fee(B)	$4,258	$5,257
Portfolio company fee credit	(553)	(840)
Senior syndicated loan fee credit	(73)	(120)

Net Base Management Fee	$3,632	$4,297

Loan servicing fee(B)	2,876	2,802
Credits to base management fee - loan servicing fee(B)	(2,876)	(2,802)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	3,369	2,866
Incentive fee credit	(1,110)	(754)

Net Incentive Fee	$2,259	$2,112

Portfolio company fee credit	(553)	(840)
Senior syndicated loan fee credit	(73)	(120)
Incentive fee credit	(1,110)	(754)

Credit to Fees From Adviser - other(B)	$(1,736)	$(1,714)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the nine months ended June 30, 2016, we recorded a net realized gain on investments of $9.8 million, which resulted primarily from a realized gain of $16.9 million from the sale of Funko, partially offset by a realized loss of $5.5 million recognized from the restructure of Targus and a realized loss of $2.4 million from our sale of Heartland during the period.

For the nine months ended June 30, 2015, we recorded a net realized loss on investments of $14.5 million, which primarily consisted of realized losses of $15.8 million resulting from the sales of Midwest Metal and Sunburst during the period. This was partially offset by a realized gain of $1.6 million related to the early payoff of North American Aircraft Services, LLC (“NAAS”).

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended June 30, 2016, we recorded net unrealized depreciation of investments of $33.7 million. The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2016, were as follows:

	Nine Months Ended June 30, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Legend Communications of Wyoming, LLC	$—	$2,857	$27	$2,884
Behrens Manufacturing, LLC	—	2,008	—	2,008
Funko, LLC	16,887	66	(16,009)	944
Southern Petroleum Laboratories, Inc.	—	871	—	871
Westland Technologies, Inc.	—	622	—	622
J. America, Inc.	—	482	—	482
Triple H Food Processors	—	450	—	450
Mikawaya	—	(282)	—	(282)
Ashland Acquisitions, LLC	72	183	(572)	(317)
United Flexible, Inc.	—	(329)	—	(329)
FedCap Partners, LLC	—	(381)	—	(381)
Vitera Healthcare Solutions, LLC	—	(475)	—	(475)
New Trident Holdcorp, Inc.	—	(561)	—	(561)
Lignetics, Inc.	—	(573)	—	(573)
AG Transportation Holdings, LLC	—	(584)	—	(584)
Vertellus Specialties Inc.	—	(882)	—	(882)
Vision Government Solutions, Inc.	—	(986)	—	(986)
WadeCo Specialties, Inc.	—	(1,082)	—	(1,082)
Precision Acquisition Group Holdings, Inc.	—	(1,282)	—	(1,282)
SourceHOV LLC	—	(1,722)	—	(1,722)
RBC Acquisition Corp.	1,207	(3,183)	—	(1,976)
Sunshine Media Holdings	—	(2,593)	—	(2,593)
LWO Acquisitions Company LLC	—	(3,474)	—	(3,474)
Targus Cayman HoldCo, Ltd.	(5,500)	(2,530)	4,198	(3,832)
Defiance Integrated Technologies, Inc.	—	(4,348)	—	(4,348)
Francis Drilling Fluids, Ltd.	—	(5,840)	—	(5,840)
Other, net (<$250)	(2,829)	(727)	2,904	(652)

Total:	$9,837	$(24,295)	$(9,452)	$(23,910)

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2016 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably Francis Drilling Fluids, Ltd. of $5.8 million and Defiance Integrated Technologies, Inc. of $4.3 million. The change was also driven by the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by the unrealized appreciation resulting from an increase in performance on certain portfolio companies, most notably Behrens Manufacturing, LLC of $2.9 million and the reversal of $4.1 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2015, were as follows:

	Nine Months Ended June 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$15,858	$—	$15,858
Precision Acquisition Group Holdings, Inc.	—	3,392	—	3,392
Sunburst Media – Louisiana, LLC	(1,333)	2,130	2,295	3,092
Ameriqual Group, LLC	—	708	—	708
Behrens Manufacturing, LLC	—	608	—	608
Midwest Metal Distribution, Inc.	(14,980)	—	15,578	598
Southern Petroleum Laboratories, Inc.	—	501	—	501
Sunshine Media Holdings	—	421	—	421
Ashland Acquisitions, LLC	—	405	—	405
AG Transportation Holdings, LLC	—	395	—	395
Westland Technologies, Inc.	—	385	—	385
Heartland Communications Group	—	347	—	347
Defiance Integrated Technologies, Inc.	—	(355)	—	(355)
SourceHOV LLC	—	(416)	—	(416)
FedCap Partners, LLC	—	(507)	—	(507)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
WadeCo. Specialties, Inc.	—	(649)	—	(649)
Targus Group International, Inc.	—	(702)	—	(702)
Meridian Rack & Pinion, Inc.	—	(759)	—	(759)
Francis Drilling Fluids, Ltd.	—	(795)	—	(795)
B+T Group Acquisition Inc.	—	(1,828)	—	(1,828)
Edge Adhesives Holdings, Inc.	—	(2,170)	—	(2,170)
Saunders & Associates	—	(3,255)	—	(3,255)
PLATO Learning, Inc.	—	(3,558)	—	(3,558)
GFRC Holdings, LLC	—	(5,308)	—	(5,308)
RBC Acquisition Corp.	—	(5,867)	—	(5,867)
Other, net (<$250)	220	(337)	(139)	(256)

Total:	$(14,515)	$(1,356)	$15,518	$(353)

The largest driver of our net unrealized depreciation (excluding reversals) for the nine months ended June 30, 2015, was due to incremental declines in the financial and operational performance of certain portfolio companies, most notably RBC of $5.9 million, GFRC Holdings, LLC of $5.3 million, Plato Learning, Inc. of $3.6 million and Saunders & Associates of $3.3 million. Partially offsetting this net unrealized depreciation for the nine months ended June 30, 2015, was the unrealized appreciation of Funko of $15.9 million due to improvements in financial and operation performance and the increase in comparable multiples used in the valuation.

Net Realized Loss on Other

During the nine months ended June 30, 2016, we recorded a net realized loss of $0.1 million, due to the expiration of our interest rate cap agreement in January 2016. For the nine months ended June 30, 2015, we recorded a net realized loss on other of $0.5 million resulting primarily from unearned escrows on the previous sale of Midwest Metal during the three months ended December 31, 2014.

Net Unrealized Depreciation of Other

During the nine months ended June 30, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016. During the nine months ended June 30, 2015, we recorded $1.3 million of net unrealized depreciation on our Credit Facility recorded at fair value whereas no such amounts were incurred in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities during the nine months ended June 30, 2016, was $51.9 million, as compared to net cash used in operating activities of $52.3 million for the nine months ended June 30, 2015. This change was primarily due to increased investment repayments from sales and payoffs and a decrease in purchases of new investments. Repayments and proceeds from sales of investments totaled $98.4 million during the nine months ended June 30, 2016 compared to $28.6 million during the nine months ended June 30, 2015. Purchases of investments were $59.9 million during the nine months ended June 30, 2016 compared to $93.8 million during the nine months ended June 30, 2015.

As of June 30, 2016, we had loans to, syndicated participations in, or equity investments in 43 private companies with an aggregate cost basis of approximately $386.3 million. As of June 30, 2015, we had loans to, syndicated participations in and/or equity investments in 46 private companies with an aggregate cost basis of approximately $401.1 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2016 and 2015, at fair value:

	Nine Months Ended June 30,
	2016	2015
Beginning investment portfolio, at fair value	$365,891	$281,286
New investments	54,300	65,348
Disbursements to existing portfolio companies	5,562	28,417
Scheduled principal repayments	(1,169)	(776)
Unscheduled principal repayments	(77,427)	(9,284)
Net proceeds from sales	(19,829)	(18,541)
Net unrealized (depreciation) appreciation	(24,295)	(1,356)
Reversal of prior period (appreciation) depreciation	(9,452)	15,518
Net realized gain (loss)	9,837	(14,024)
Increase in investments due to PIK(A) or other	4,311	463
Cost adjustments on non-accrual loans	388	384
Net change in premiums, discounts and amortization	109	(219)

Investment Portfolio, at Fair Value	$308,226	$347,216

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2016:

		Amount(A)
For the remaining three months ending September 30:	2016	$38,702
For the fiscal year ending September 30:	2017	43,464
	2018	28,833
	2019	45,661
	2020	91,225
	Thereafter	100,877

	Total contractual repayments	$348,762
	Equity investments	38,036
	Adjustments to cost basis on debt investments	(472)

	Cost basis of investments held at June 30, 2016:	$386,326

(A)	Subsequent to June 30, 2016, one debt investment with a principal balance of $29.0 million which previously had a maturity date during the fiscal year ending September 30, 2016, was extended to mature during the fiscal year ended September 30, 2018.

Financing Activities

Net cash used in financing activities totaled $50.7 million for the nine months ended June 30, 2016 and consisted primarily of net repayments on our Credit Facility of $54.0 million and $14.6 million of distributions to common stockholders, partially offset by $18.5 million in net proceeds from our common stock offering during the nine months ended June 30, 2016. Net cash provided by financing activities totaled $53.8 million for the nine months ended June 30, 2015 and consisted primarily of net proceeds from borrowings on our Credit Facility of $67.9 million, partially offset by $13.3 million of distributions to common stockholders.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate-level federal income tax on the income that we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each of the nine months from October 2015 through June 2016, which totaled an aggregate of $14.6 million. In July 2016, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August, and September 2016. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2016.

For the fiscal year ended September 30, 2015, which includes the nine months ended June 30, 2015, our aggregate distributions to common stockholders totaled approximately $17.7 million, which were declared based on estimates of our investment company taxable income for that fiscal year. For the fiscal year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock distributions), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $2.2 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

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

Preferred Stock Dividends

We paid monthly cash dividends of $0.140625 per share of our Series 2021 Term Preferred Stock for each of the nine months from October 2015 through June 2016, which totaled an aggregate of $3.1 million. In July 2016, our Board of Directors declared a monthly dividend of $0.140625 per share of Series 2021 Term Preferred stock for each of July, August, and September 2016. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits.

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

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements for net proceeds, net of underwriter’s commissions and other offering expenses borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the nine months ended June 30, 2016.

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

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchase program does not obligate the Company to acquire any particular number of shares of common stock. Refer to “Overview - Recent Developments” of this Item 2 and Part II, Item 2 “Unregistered Sale of Equity Securities and Use of Proceeds” for further discussion of our common stock share repurchase program and purchases made during the quarter ended June 30, 2016.

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

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of June 30, 2016 was 235.4%.

If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of June 30, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $244.8 million, asset coverage on our “senior securities representing indebtedness” of 430.9% and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2016. As of June 30, 2016 we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Condensed Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our revolving line of credit.

Off-Balance Sheet Arrangements

As of June 30, 2016 and September 30, 2015, we had aggregate unrecognized success fee receivables on our accruing debt investments of $6.4 million and $7.7 million (or approximately $0.27 per common share and $0.37 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, a delayed draw term loan, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of June 30, 2016 and September 30, 2015 to be immaterial.

The following table summarizes our contractual obligations as of June 30, 2016, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$73,300	$—	$—	$73,300
Series 2021 Term Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	1,841	19,926	11,323	—	33,090

Total	$1,841	$93,226	$72,323	$—	$167,390

(A)	Excludes unused line of credit commitments, an unused delayed draw term loan and an uncalled capital commitment to our portfolio companies in the aggregate principal amount of $8.4 million
(B)	Principal balance of borrowings under our Credit Facility as of June 30, 2016, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and distribution obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2016. Distribution payments on our Series 2021 Term Preferred Stock assume quarterly distribution declarations and monthly distributions to stockholders through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary debt securities in our portfolio as of June 30, 2016 and September 30, 2015, representing approximately 90.8% and 84.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2016	As of September 30, 2015
Highest	8.0	8.0
Average	5.2	5.9
Weighted Average	5.1	6.0
Lowest	3.0	4.0

The following table reflects corporate-level risk ratings for all syndicated debt securities in our portfolio that were rated by an NRSRO as of June 30, 2016 and September 30, 2015, representing approximately 6.7% and 10.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2016	As of September 30, 2015
Highest	5.0	6.0
Average	3.8	4.8
Weighted Average	4.0	4.9
Lowest	2.0	3.0

The following table lists the risk ratings for all syndicated debt securities in our portfolio that were not rated by an NRSRO. As of June 30, 2016 and September 30, 2015, these loans represented 2.6% and 5.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2016	As of September 30, 2015
Highest	5.0	6.0
Average	4.0	4.8
Weighted Average	3.0	4.3
Lowest	3.5	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. Refer to Note 9—Distributions to Common Stockholders in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding our tax status.

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of OID, and PIK interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest.

Other Income Recognition

We record success fee income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically from an exit or sale. Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. Success fees, dividend income, and prepayment fees are all recorded in other income in our accompanying Consolidated Statements of Operations.

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for additional information regarding revenue recognition.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this report for a description of recent accounting pronouncements.

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

All of our variable-rate debt investments have rates generally associated with the 30-day LIBOR. As of June 30, 2016, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	89.2%
Fixed rates	10.8

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2016 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed with the SEC on November 23, 2015, as amended on December 29, 2015.

ITEM 4. CONTROLS AND PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various investigation, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters, if they arise, would materially affect our business, financial condition, results of operations or cash flows, resolution of these matters will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources. Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding pending or threatened against us or any of our subsidiaries.

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

Our portfolio includes a high concentration of companies in the oil and gas industry with the fair value of these investments representing approximately $43.9 million, or 14.3% of our total portfolio at fair value as of June 30, 2016. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have recently experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flow, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of our common stock. The termination date for the program is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. Pursuant to the program, we purchased the following shares of our common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2016	—	$—	—	$7,219
May 1 – 31, 2016	40,103	6.95	40,103	6,940
June 1 – 30, 2016	1,311	6.99	1,311	6,931

Total:	41,414	$6.95	41,414

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: August 3, 2016

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No.811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.