Form 10-K
period 2016-09-30
GLADSTONE CAPITAL CORP
filed 2016-11-21
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2016, based on the closing price on that date of $7.45 on the NASDAQ Global Select Market, was $162,284,658. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 25,517,866 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 18, 2016.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2017 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2016.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2016

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

Investment Adviser and Administrator

We are externally managed by our affiliated investment adviser, Gladstone Management Corporation (the “Adviser”), under an investment advisory and management agreement (the “Advisory Agreement”) and another of our affiliates, Gladstone Administration, LLC, (the “Administrator” together with the Adviser and the Affiliated Public Funds (defined below), the “Gladstone Companies”)) provides administrative services to us pursuant to a contractual agreement (the “Administration Agreement”). Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and serve as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C. The Adviser also has offices in other states.

Investment Objectives and Strategy

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2016, our investment portfolio was made up of approximately 90.2% debt investments and 9.8% equity investments, at cost.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the Securities and Exchange Commission (“SEC”) granted us an exemptive order (the “Co-Investment Order) that expands our ability to co-invest with certain of our affiliates under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by our external investment adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order.

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

As of September 30, 2016, our investment portfolio consisted of investments in 45 companies located in 22 states in 20 different industries with an aggregate fair value of $322.1 million. Since our initial public offering in 2001 through September 30, 2016, we have invested in over 206 different companies, while making 164 consecutive monthly or quarterly cash distributions to common stockholders totaling approximately $276.3 million or $16.06 per share. We expect that our investment portfolio will primarily include the following four categories of investments in private companies operating in the United States (“U.S.”):

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our board of directors (“Board of Directors”):

•	We will at all times conduct our business so as to retain our status as a BDC. In order to retain that status, we must operate for the purpose of investing in certain categories of qualifying assets. In addition, we may not acquire any assets (other than non-investment assets necessary and appropriate to our operations as a BDC or qualifying assets) if, after giving effect to such acquisition, the value of our “qualifying assets” is less than 70.0% of the value of our total assets. We anticipate that the securities we seek to acquire will generally be qualifying assets.

•	We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. To do so, we must meet income source, asset diversification and annual distribution requirements. We may issue senior securities, such as debt or preferred stock, to the extent permitted by the 1940 Act for the purpose of making investments, to fund share repurchases, or for temporary emergency or other purposes.

With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. As of September 30, 2016, our portfolio allocation is approximately 90.2% debt investments and 9.8% equity investments, at cost. Our portfolio consists primarily of proprietary investments, however, we continue to invest in syndicated investments where we participate with a group of other lenders. As of September 30, 2016, we held 13 syndicated investments totaling $38.9 million at cost and $30.8 million at fair value, or 10.2% and 9.6% of our total aggregate portfolio at cost and at fair value, respectively. We held 15 syndicated investments totaling $61.4 million at cost and $55.0 million at fair value, or 15.0% of our total aggregate portfolio at cost and at fair value, respectively, as of September 30, 2015.

The following table outlines our investments by security type at September 30, 2016 and 2015:

	September 30, 2016				September 30, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$227,439	59.6%	$198,721	61.7%	$248,050	60.5%	$206,840	56.5%
Secured second lien debt	113,796	29.8	100,320	31.2	125,875	30.7	120,303	32.9
Unsecured debt	2,995	0.8	3,012	0.9	—	—	—	—

Total debt investments	344,230	90.2	302,053	93.8	373,925	91.2	327,143	89.4
Preferred equity	22,988	6.0	10,262	3.2	22,616	5.5	22,262	6.1
Common equity/equivalents	14,583	3.8	9,799	3.0	13,703	3.3	16,486	4.5

Total equity investments	37,571	9.8	20,061	6.2	36,319	8.8	38,748	10.6

Total Investments	$381,801	100.0%	$322,114	100.0%	$410,244	100.0%	$365,891	100.0%

Our five largest investments at fair value as of September 30, 2016, totaled $112.1 million, or 34.8% of our total aggregate portfolio, as compared to our five largest investments at fair value as of September 30, 2015, totaling $109.6 million, or 30.0% of our total aggregate portfolio.

Our investments at fair value consisted of the following industry classifications at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Healthcare, education and childcare	$70,577	21.9%	$44,994	12.3%
Diversified/Conglomerate Manufacturing	50,106	15.6	56,504	15.4
Diversified/Conglomerate Service	48,898	15.2	13,763	3.8
Oil and gas	31,279	9.7	51,110	14.0
Beverage, food and tobacco	15,022	4.7	22,817	6.2
Automobile	14,837	4.6	17,699	4.8
Diversified natural resources, precious metals and minerals	14,821	4.6	16,072	4.4
Cargo Transportation	13,000	4.0	13,434	3.7
Buildings and real estate	11,223	3.5	2,385	0.7
Leisure, Amusement, Motion Pictures, Entertainment	8,769	2.7	8,500	2.3
Personal and non-durable consumer products	7,858	2.4	43,418	11.9
Printing and publishing	6,033	1.9	25,452	7.0
Telecommunications	5,790	1.8	5,865	1.6
Machinery	5,597	1.7	4,655	1.3
Broadcast and entertainment	4,682	1.5	5,235	1.4
Textiles and leather	3,836	1.2	6,911	1.9
Finance	3,000	0.9	8,356	2.3
Electronics	2,980	0.9	13,550	3.7
Other, < 2.0%	3,806	1.2	5,171	1.3

Total Investments	$322,114	100.0%	$365,891	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$131,181	40.8%	$117,367	32.1%
Midwest	100,142	31.1	124,924	34.1
West	57,786	17.9	112,575	30.8
Northeast	33,005	10.2	11,025	3.0

Total Investments	$322,114	100.0%	$365,891	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) from the Adviser’s investment committee, which is composed of Messers. Gladstone, Brubaker and Marcotte, to the prospective company. If this LOI is issued, then the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team and analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors, a majority of whom are not “interested persons”, as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”), and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales and cash flow to provide some assurance that they will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Experienced Management. We typically require that the businesses in which we invest have experienced management teams. We also require the businesses to have in place proper incentives to induce management to succeed and act in concert with our interests as investors, including having significant equity or other interests in the financial performance of their companies.

•	Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Enterprise Collateral Value. The projected enterprise valuation of the business, based on market based comparable cash flow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.

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

We also rely on the long-term relationships that the Adviser’s investment professionals have with leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of and providing debt and equity capital to lower middle market companies plays a significant role in our investment evaluation and assessment of risk.

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

We expect to hold most of our debt investments until maturity or repayment, but may sell our investments (including our equity investments) earlier if a liquidity event takes place, such as the sale or recapitalization of a portfolio company. Occasionally, we may sell some or all of our investment interests in a portfolio company to a third party in a privately negotiated transaction to manage our credit or sector exposures or to enhance our portfolio yield.

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in lower middle market privately-owned businesses. Such competitors include BDCs, non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, serve a broader customer base and establish a greater market share. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. However, we believe that we have the following competitive advantages over other providers of financing to lower middle market companies.

Management Expertise

Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker and Marcotte, each of whom have a wealth of experience in our area of operation. Mr. Gladstone and Mr. Brubaker also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Mr. Gladstone has been the chairman and chief executive officer of each of the Gladstone Companies since their founding. Mr. Gladstone and Mr. Marcotte both have over twenty-five years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker has over twenty-five years of experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies and Messrs. Gladstone and Brubaker have worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial and investment skills.

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience and focus on investing in lower middle market companies enables us to source and identify well-positioned prospective portfolio companies, that provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other contacts to support the Adviser’s investment activities.

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

Longer Investment Horizon

Unlike private equity funds that are typically organized as finite-life partnerships, we are not subject to standard periodic capital return requirements. The partnership agreements of most private equity funds typically provide that these funds may only invest investors’ capital once and must return all capital and realized gains to investors within a finite time period, often seven to ten years. These provisions often force private equity funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are an exchange-traded corporation of perpetual duration. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

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

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance, as defined in the 1940 Act, to our portfolio companies and provide other services (other than such managerial assistance) to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser as discussed below in “—Transactions with Related Parties – Investment Advisory and Management Agreement – Base Management Fee;” however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies.

In February 2011, Gladstone Securities started providing other services (such as investment banking and due diligence services) to certain of our portfolio companies; see “—Transactions with Related Parties – Other Transactions” below.

Valuation Process

The following is a general description of the investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator who reports directly to our Board of Directors, (collectively, the “Valuation Team”) use each quarter to determine the value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Valuation Team values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). Fair value (especially for investments in privately-held businesses) depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors, including the Valuation Committee of our Board of Directors (the “Valuation Committee”), which is comprised entirely of independent directors, reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each investment is initially assessed by the Valuation Team using the Policy, which may include:

•	obtaining fair value quotes or utilizing input from third party valuation firms; and

•	using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.

•	Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by the Valuation Committee and Board of Directors. Written valuation recommendations and supporting material are sent to the Board of Directors in advance of the quarterly meetings.

•	Next, the Valuation Committee meets to review this documentation and discuss the information provided by our Valuation Team, and determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and approve, with a vote, to accept or reject the fair value recommendations in accordance with the Policy.

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

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into the Advisory Agreement, which was subsequently amended in October 2015, as approved unanimously by our Board of Directors, including the unanimous approval of our independent directors, to reduce the base management fee payable to the Adviser effective July 1, 2015, as discussed further below. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 12, 2016, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested person of any such party, unanimously approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2017. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the

Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

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

Base Management Fee

The base management fee is computed and payable quarterly to the Adviser and, effective July 1, 2015, is assessed at an annual rate of 1.75%, computed on the basis of the value of our average gross assets at the end of the two most recently completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases during the period. Prior to July 1, 2015, the annual rate was 2.0%. Our Board of Directors may (as it has for the years ended September 30, 2016, 2015 and 2014) accept an unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% (or prior to July 1, 2015, 2.0%) base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations.

Additionally, as stated above, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our Fifth Amended and Restated Credit Agreement, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender, as amended (our “Credit Facility”), are also 100% credited against the base management fee as discussed below “—Loan Servicing Fee Pursuant to Credit Agreement”).

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date), and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, calculated as of the end of the preceding fiscal year. The capital gains-based incentive fee payable to the Adviser is calculated based on (i) cumulative aggregate realized capital gains since our inception, less (ii) cumulative aggregate realized capital losses since our inception, less (iii) the entire portfolio’s aggregate unrealized capital depreciation, if any, as of the date of the calculation. If this number is positive at the applicable calculation date, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. For calculation purposes, cumulative aggregate realized capital gains, if any, equals the sum of the excess between the net sales price of each investment, when sold, and the original cost of such investment since our inception. Cumulative aggregate realized capital losses equals the sum of the deficit between the net sales price of each investment, when sold, and the original cost of such investment since our inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the deficit between the fair value of each investment security as of the applicable calculation date and the original cost of such investment security. We have not incurred capital gains-based incentive fees from inception through September 30, 2016, as cumulative net unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate cumulative unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such year. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that any such unrealized capital appreciation will be realized in the future. There has been no GAAP accrual recorded for a capital gains-based incentive fee since our inception through September 30, 2016.

Our Board of Directors accepted an unconditional and irrevocable credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of the distributions to common stockholders for the years ended September 30, 2016, 2015 and 2014, which credits totaled $1.4 million, $1.4 million, and $1.2 million, respectively.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by Gladstone Business Loan, LLC (“Business Loan”) (the borrower under our line of credit), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the monthly aggregate outstanding balance of loans pledged under our line of credit. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given calendar year, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, for the years ended September 30, 2016, 2015 and 2014, these loan servicing fees were 100% voluntarily, irrevocably and unconditionally credited back to us by the Adviser.

Administration Agreement

In 2006, we entered into the Administration Agreement, whereby we pay separately for administrative services. The Administration Agreement provides for payments equal to our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief compliance officer, chief valuation officer and general counsel and secretary (who also serves as the Administrator’s president). Prior to July 1, 2014, our allocable portion of the expenses were derived by multiplying that portion of the Administrator’s expenses allocable to all funds managed by the Adviser by the percentage of our total assets at the beginning of each quarter in comparison to the total assets at the beginning of each quarter of all funds managed by the Adviser.

Effective July 1, 2014, our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator under contractual agreements. These administrative fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter. On July 12, 2016, our Board of Directors approved the annual renewal of the Administration Agreement through August 31, 2017.

Other Transactions

Mr. Gladstone also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee or incentive fee. For additional information refer to Note 4 — Related Party Transactions of the notes to our accompanying Consolidated Financial Statements.

Material U.S. Federal Income Tax Considerations

Regulated Investment Company Status

To maintain the qualification for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90.0% of our investment company taxable income, which is our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. We refer to this as the “annual distribution requirement”. We must also meet several additional requirements, including:

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

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90.0% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2015, 2014 and 2013, we did not incur any excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35.0%, on any undistributed income, including both ordinary income and capital gains.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our investment company taxable income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2016, we incurred $0.1 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2016 totaled $0.5 million. As of September 30, 2016, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.4 million during the year ended September 30, 2016.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for federal income tax purposes, distributions to our stockholders attributable to our investment company taxable income generally will be taxable as ordinary income to stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our current and accumulated earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of common stock and thereafter as gain from the sale of shares of our common stock. Distributions of our long-term capital gains, reported by us as such, will be taxable to stockholders as long-term capital gains regardless of the stockholder’s holding period for its common stock and whether the distributions are paid in cash or invested in additional common stock. Corporate stockholders are generally eligible for the 70.0% dividends received deduction with respect to dividends received from us, other than capital gains dividends, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations. Certain U.S. stockholders who are individuals, estates and trusts generally are subject to a 3.8% Medicare tax on dividends on shares of our stock.

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

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of his, her or its shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20.0% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income (currently up to a maximum of 35.0%). Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are subject to a 3.8% Medicare tax on capital gain from the sale or other disposition of, shares of our common stock.

Backup Withholding or Other Required Withholding

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

The Foreign Account Tax Compliance Act imposes a federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied. Under delayed effective dates provided for in the Treasury Regulations and other IRS guidance, such required withholding will not begin until January 1, 2019 with respect to gross proceeds from a sale or other disposition of our stock.

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

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our “senior securities representing indebtedness” fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would also be restricted if our “senior securities that are stock” fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2016 and all of calendar year 2017. As of November 18, 2016, the Adviser and the Administrator collectively had 61 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
16	Accounting, administration, compliance, human resources, legal and treasury
33	Investment management, portfolio management and due diligence

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

Risks Related to the Economy

Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect debt and equity capital markets in the U.S. and abroad, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. For example, between 2007 and 2009, the global capital markets experienced an extended period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. Despite actions of the U.S. federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Uncertainty surrounding the U.S., European Union (“E.U.”) and geopolitical unrest in the Middle East, combined with continued volatility of oil prices, among other factors, have caused disruption in capital markets. These market conditions have historically and could again have a material adverse effect on debt and equity capital markets in the U.S. and Europe, which could have a materially negative impact on our business, financial condition and results of operations. We and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. In such circumstances, equity capital may be difficult to raise because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without general approval by our stockholders, which we currently have, and subsequent approval of the specific issuance by our Board of Directors. In addition, our ability to incur additional indebtedness or issue additional preferred stock is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness under our revolving line of credit or issue additional preferred stock. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.

Given the volatility and dislocation that the capital markets have historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

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

A further downgrade of the U.S. credit rating and uncertainty regarding financial stability of several countries in the E.U. could negatively impact our business, financial condition and earnings.

Although U.S. lawmakers passed legislation to raise the federal debt ceiling and S&P Global Ratings (formerly Standard & Poor’s Ratings Services) affirmed its AA+ long-term sovereign credit rating from August 2011 on the U.S. and revised the outlook on the long-term rating from negative to stable in June of 2013, U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe continue to present the possibility of a credit-rating downgrade, economic slowdowns, or a recession for the U.S. The impact of any further downgrades to the U.S. government’s sovereign credit rating or downgraded sovereign credit ratings of European countries or the Russian Federation, or their perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. In addition the June 23, 2016 referendum vote in which voters in the United Kingdom approved an exit from the E.U., although non-binding, initially disrupted capital markets and could cause further detrimental impact on the global economic recovery as it is passed into law. These developments, along with any further European sovereign debt issues, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in September 2016, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions and that it would be appropriate to raise the rate when economic conditions improve further. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Any continued adverse economic conditions could have a material adverse effect on our business, financial condition and results of operations.

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

Our portfolio includes a concentration of companies in the oil and gas industry with the fair value of these investments representing approximately $31.3 million, or 9.7% of our total portfolio at fair value as of September 30, 2016. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have recently experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

There has been increased competitive pressure in the BDC and investment company marketplace for senior and senior subordinated debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in lower middle market companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in lower middle market portfolio companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in lower middle market portfolio companies are subject to a number of significant risks including the following:

•	Lower middle market companies are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2016, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•	Lower middle market companies typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are lower middle market businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Lower middle market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•	Lower middle market companies are more likely to be dependent on one or two persons. Typically, the success of a lower middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•	Lower middle market companies may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

•	Debt securities of lower middle market companies private companies typically are not rated by a credit rating agency. Typically a lower middle market private business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value (“NAV”).

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, Standard & Poor’s Securities Evaluation, Inc. provides estimates of fair value on our proprietary debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including but limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current three month reporting period ended September 30, 2016 are generally valued at original cost basis. For additional information on our valuation policies, procedures and processes, refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report.

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

Our most recent NAV was calculated on September 30, 2016 and our NAV when calculated effective December 31, 2016 and thereafter may be higher or lower.

As of September 30, 2016, our NAV per share was $8.62, which was based on the fair value our investments that were reviewed and approved by the Valuation Committee and Board of Directors in connection with financial statements that were audited by our independent registered public accounting firm. NAV per share as of December 31, 2016 may be higher or lower than $8.62 based on potential changes in valuations, our issuance of a total of 2,173,444 shares of common stock, inclusive of an overallotment option, in October 2016, or dividends paid and earnings for the quarter then ended. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis and if our December 31, 2016 fair value is less than the September 30, 2016 fair value, we will record an unrealized loss on our investment portfolio. If the fair value is greater, we will record an unrealized gain on our investment portfolio. Upon publication of our next quarterly NAV per share determination (generally in our next Quarterly Report on Form 10-Q), the market price of our common stock may fluctuate materially.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant to the Policy. In connection with that determination, the Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Gladstone, may result in a conflict of interest as the management fees that we pay the Adviser are based on our gross assets less cash.

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

Due to the uncertainty inherent in valuing these securities, the Valuation Team’s determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Valuation Team’s determinations regarding the fair value of our investments that are ultimately approved by our Board of Directors are materially different from the values that we ultimately realize upon our disposal of such securities.

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

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2016, syndicated loans made up approximately 10.2% of our portfolio at cost, or $38.9 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2016, we received prepayments of investments of $99.7 million. We will first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Higher taxation of our portfolio companies may impact our quarterly and annual operating results.

Additional taxation at the federal, state or municipality level may have an adverse effect on our portfolio companies’ earnings and reduce their ability to repay our loans to them, thus affecting our quarterly and annual operating results.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2016, we had investments in 45 portfolio companies, of which there were five investments that comprised approximately $112.1 million, or 34.8% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2016, our largest industry concentrations of our total investments at fair value were in healthcare, education and childcare companies, representing 21.9%; diversified/conglomerate manufacturing companies, representing 15.6%; and diversified/conglomerate service companies, representing 15.2%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

Portfolio company litigation or other litigation or claims against us or our personnel could result in additional costs and the diversion of management time and resources.

In the course of investing in and often providing significant managerial assistance to certain of our portfolio companies, certain persons employed by the Adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, even if without merit, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. Additionally, other litigations or claims against us or our personnel could result in additional costs, including defense costs, and the diversion of management time and resources.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2016, we had $71.3 million in borrowings outstanding under our Credit Facility, which provides for maximum borrowings of $170.0 million, with a revolving period end date of January 19, 2019. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 20 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of September 30, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2016, and as defined in the performance guaranty of our Credit Facility, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The last equity offering we completed was on October 26, 2016, inclusive of an overallotment option, for a total of 2,173,444 million shares of common stock at a public offering price of $7.98 per share, and there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•	Senior securities. We may issue “senior securities representing indebtedness” (including borrowings under our Credit Facility) and “senior securities that are stock,” such as our Series 2021 Term Preferred Stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% on such senior security immediately after each issuance of such senior security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 200%. If the aggregate value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.”

•	Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has for the last several years. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.” As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series 2021 Term Preferred Stock.

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

	Assumed Return on Our Portfolio (Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to common stockholder(A)	(18.2)%	(9.8)%	(1.4)%	7.0%	15.3%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2016 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended September 30, 2016, adjusted for the dividends on our Series 2021 Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $337.2 million in total assets, $71.3 million drawn on our Credit Facility (at cost), $61.0 million in aggregate liquidation preference of our Series 2021 Term Preferred Stock, and $201.2 million in net assets, each as of September 30, 2016.

Based on the outstanding balance on our Credit Facility of $71.3 million at cost, as of September 30, 2016, the effective annual interest rate of 4.5% as of that date, and aggregate liquidation preference of our Series 2021 Term Preferred Stock of $61.0 million, our investment portfolio at fair value would have had to produce an annual return of at least 2.2% to cover annual interest payments on the outstanding debt and dividends on our Series 2021 Term Preferred Stock.

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

As of September 30, 2016, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 85.6% of loans at variable rates with floors and approximately 14.4% at fixed rates.

We do not currently hold any interest rate cap agreements. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement. For additional information on market interest rate fluctuations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.

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

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations” and “Business— Regulation as a BDC.”

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $34.3 million as of September 30, 2016, at cost, which are all syndicated loan investments. For the year ended September 30, 2016, we incurred $0.1 million of OID income and the unamortized balance of OID investments as of September 30, 2016 totaled $0.5 million. As of September 30, 2016, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.4 million during the year ended September 30, 2016. We collected $0.1 in PIK interest in cash for the year ended September 30, 2016.

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

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of each of the Gladstone Companies. Mr. Marcotte is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities managed by the Adviser. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. Our Board of Directors approved a revision of our investment objectives and strategies that became effective on January 1, 2013, which may enhance the potential for conflicts in the allocation of investment opportunities to us and other entities managed by the Adviser.

More specifically, in certain circumstances we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2016, our Board of Directors has approved the following types of co-investment transactions:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Investment in senior syndicated loans whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Pursuant to the Co-Investment Order, under certain circumstances, we may co-invest with Gladstone Investment and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund), or any combination of the foregoing, subject to the conditions included therein.

Certain of our officers, who are also officers of the Adviser, may from time to time serve as directors of certain of our portfolio companies. If an officer serves in such capacity with one of our portfolio companies, such officer will owe fiduciary duties to stockholders of the portfolio company, which duties may from time to time conflict with the interests of our stockholders.

In the course of our investing activities, we will pay base management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. While, neither we nor the Adviser currently receives fees in connection with managerial assistance, the Adviser and Gladstone Securities have, at various times, provided other services to certain of our portfolio companies and received fees for these other services.

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

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. Subsequent to September 30, 2016, our common stock has traded at discounts of up to 15.0% of our NAV per share, which was $8.62 as of September 30, 2016. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV.

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

At our most recent annual meeting of stockholders on February 11, 2016, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share of our common stock in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale). Absent such stockholder approval, we would not be able to access the capital markets in an offering at below the then current NAV per share due to restrictions applicable to BDCs under the 1940 Act.

We exercised this right with our Board of Directors’ approval when we completed a public offering of 2.3 million shares of our common stock in October 2015, inclusive of the complete overallotment option, for gross proceeds totaling $19.7 million, at a public offering price of $8.55 per share, which was below our September 30, 2015 NAV of $9.06 per share.

We exercised this right again with our Board of Directors’ approval when we completed a public offering of 2,173,444 million shares of our common stock in October 2016, inclusive of an overallotment option, for gross proceeds totaling $17.3 million, at a public offering price of $7.98 per share, which was below our September 30, 2016 NAV of $8.62 per share.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the NASDAQ, the high and low sales prices as a percentage of NAV per common share and quarterly distributions declared per share for each quarter during the last two fiscal years. Amounts presented for each quarter of fiscal years 2016 and 2015 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended	NAV (A)	Sales Price		Premium (Discount) of High to NAV(B)	(Discount) Premium of Low to NAV(B)	Declared Common Distributions
			High	Low
FY 2016	09/30/16	$8.62	$8.75	$7.24	1.5%	(16.0)%	$0.210
	06/30/16	7.95	7.67	6.80	(3.5)	(14.5)	0.210
	03/31/16	7.92	7.59	4.71	(4.2)	(40.5)	0.210
	12/31/15	8.38	9.09	6.39	8.5	(23.8)	0.210
FY 2015	09/30/15	$9.06	$9.25	$7.58	2.1%	(16.3)%	$0.210
	06/30/15	9.49	8.99	7.84	(5.3)	(17.4)	0.210
	03/31/15	9.55	9.10	7.25	(4.7)	(24.1)	0.210
	12/31/14	9.31	9.41	8.02	1.1	(13.9)	0.210

(A)	NAV per common share is determined as of the last day in the relevant quarter and, therefore, may not reflect the NAV per common share on the date of the high and low sales prices during such quarter. The per share NAVs shown above are based on outstanding common shares at the end of each period.
(B)	The premiums (discounts) set forth in these columns represent the high or low, as applicable, sales price per share for the relevant quarter minus the NAV per common share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per common share on the date of the high and low intraday sales prices.

As of November 18, 2016, there were 43 record owners of our common stock.

Distributions

We generally intend to distribute in the form of cash distributions a minimum of 90.0% of our investment company taxable income, if any, on a quarterly basis to our stockholders in the form of monthly distributions. We generally intend to retain some or all of our long-term capital gains, if any, but generally intend to designate the retained amount as a deemed distribution, after giving effect to any prior year realized losses that are carried forward, to supplement our equity capital and support the growth of our portfolio. However, in certain cases, our Board of Directors may choose to distribute our net realized long-term capital gains, if any, by paying a one-time special distribution. Additionally, our Credit Facility contains a covenant that limits distributions to our stockholders on an annual basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code.

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2016. We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2016.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012 are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

	Year Ended September 30,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total Investment Income	$39,112	$38,058	$36,585	$36,154	$40,322
Total Expenses, Net of Credits from Adviser	19,625	20,358	18,217	17,768	21.278

Net Investment Income	19,487	17,700	18,368	18,386	19,044

Net Realized and Unrealized (Loss) Gain	(8,120)	(9,216)	(7,135)	13,833	(27,052)

Net Increase (Decrease) in Net Assets Resulting from Operations	$11,367	$8,484	$11,233	$32,219	$(8,008)

Per Share Data:
Net Investment Income per Common Share – Basic and Diluted(A)	$0.84	$0.84	$0.87	$0.88	$0.91
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share - Basic and Diluted(A)	0.49	0.40	0.53	1.53	(0.38)
Distributions Declared and Paid Per Common Share	0.84	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$337,178	$382,482	$301,429	$295,091	$293,402
Net Assets	201,207	191,444	199,660	205,992	188,564
Net Asset Value Per Common Share	8.62	9.06	9.51	9.81	8.98
Common Shares Outstanding	23,344,422	21,131,622	21,000,160	21,000,160	21,000,160
Weighted Common Shares Outstanding – Basic and Diluted	23,200,642	21,066,844	21,000,160	21,000,160	21,011,123
Senior Securities Data:
Total borrowings, at cost(B)	$71,300	$127,300	$36,700	$46,900	$58,800
Mandatorily redeemable preferred stock(B)	61,000	61,000	61,000	38,497	38,497

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.

	Year Ended September 30,
	2016	2015	2014	2013	2012
Other Unaudited Data:
Number of Portfolio Companies at Year End	45	48	45	47	50
Average Size of Portfolio Company Investment at Cost	$8,484	$8,547	$7,762	$7,069	$7,300
Principal Amount of New Investments	79,401	102,299	81,731	80,418	45,050
Proceeds from Loan Repayments, Investments Sold and Exits(C)	121,144	40,273	72,560	117,048	73,857
Weighted Average Yield on Investments(D)	11.1%	10.93%	11.47%	11.63%	11.25%
Total Return(E)	11.68	2.40	9.62	9.90	41.39

(C)	Includes non-cash reductions in cost basis.
(D)	Weighted average yield on investments equals interest income on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(E)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account dividends reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.

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

OVERVIEW

General

We were incorporated under the Maryland General Corporation Law on May 30, 2001. We operate as an externally managed, closed-end, non-diversified management investment company, and have elected to be treated as a BDC under the 1940 Act. In addition, for federal income tax purposes we have elected to be treated as a RIC under Subchapter M of the Code. As a BDC and a RIC, we are subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

We were established for the purpose of investing in debt and equity securities of established private business operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2016, our investment portfolio was made up of approximately 90.2% debt investments and 9.8% equity investments, at cost.

We focus on investing in lower middle market companies in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity and have opportunistically made several co-investments with our affiliate Gladstone Investment, pursuant to the Co-Investment Order. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

Going into fiscal year 2017, we intend to continue to work through some of the older investments in our portfolio to enhance overall returns and hope to show our stockholders new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks.

Business

Portfolio and Investment Activity

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the one-month LIBOR) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a success fee or deferred interest provision and are primarily interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

During the year ended September 30, 2016, we invested $79.4 million in 10 new portfolio companies and extended $10.1 million of investments to existing portfolio companies. In addition, during the year ended September 30, 2016, we exited 13 portfolio companies through sales and early payoffs. We received a total of $121.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as from existing portfolio companies during the year ended September 30, 2016. This activity resulted in a net reduction in our overall portfolio by three portfolio companies to 45 and a net decrease of 7.4% in our portfolio at cost since September 30, 2015. Our continued focus in 2017 will be to rebuild our investment portfolio by making new investments and to exit challenged and non-strategic investments in our portfolio in an orderly manner over the next several quarters. Since our initial public offering in August 2001, we have made 439 different loans to, or investments in, 206 companies for a total of approximately $1.5 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2016, the following significant transactions occurred:

•	In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•	In October 2015, we sold our investment in Funko, LLC (“Funko”), which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $16.9 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability for the net unrealized built-in gain of $9.8 million that was realized upon the sale, of which $9.4 million has been subsequently paid. The remaining tax liability of $0.4 million is included within other liabilities on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2016.

•	In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC. In March 2016, Legend paid off at par for proceeds of $4.0 million.

•	In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

•	In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt.

•	In February 2016, our investment in Targus Group International, Inc. (“Targus”) was restructured, which resulted in a realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited.

•	In March 2016, we invested $10.0 million in Travel Sentry, Inc. through secured first lien debt.

•	In March 2016, J. America paid off at par for proceeds of $5.1 million.

•	In April 2016, we received net proceeds of $8.0 million related to the sale of Ashland Acquisition LLC (“Ashland”), which resulted in a realized gain of approximately $0.1 million.

•	In May 2016, we invested $2.0 million in Netsmart Technologies, Inc. through secured second lien debt.

•	In June 2016, we invested $30.0 million in IA Tech, LLC through secured first lien debt.

•	In June 2016, Vision Solutions, Inc. paid off at par for proceeds of $8.0 million.

•	In June 2016, GTCR Valor Companies, Inc. paid off at par for proceeds of $3.0 million.

•	In August 2016, we invested $10.0 million in Merlin International, Inc. through secured second lien debt.

•	In September 2016, we invested $7.5 million in Canopy Safety Brands, LLC through a combination of secured first lien debt and equity.

•	In September 2016, we invested $2.0 million in Datapipe, Inc. through secured second lien debt.

•	In September 2016, we sold our investment in Westland Technologies, Inc. (“Westland”) for net proceeds of $5.3 million, which resulted in a net realized gain of $0.9 million.

•	In September 2016, we sold our investment in Southern Petroleum Laboratories, Inc. (“Southern Petroleum Laboratories”) for net proceeds of $9.8 million, which resulted in a realized gain of $0.9 million.

•	In September 2016, we restructured our investment in Precision Acquisition Group Holdings, Inc. (“Precision”) which resulted in a realized loss of $3.8 million and a new $4.0 million investment in PIC 360, LLC and a new $1.6 million investment in Precision International, LLC.

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for portfolio activity occurring subsequent to September 30, 2016.

Capital Raising

Despite the challenges in the economy for the past several years, we met our capital needs through the extension, expansion and enhancement to our Credit Facility and by accessing the capital markets in the form of public offerings of common stock. In May 2015, through Business Loan, we entered into a Fifth Amended and Restated Credit Agreement, which increased the commitment amount under our Credit Facility from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. In June 2015, through Business Loan, we entered into certain joinder and assignment agreements, adding three new lenders to the Credit Facility to increase borrowing capacity by $30.0 million to $170.0 million. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” of this Item 7 for further discussion of our Credit Facility.

We issued shares of our common stock in an overnight offering in October 2015, with the overallotment option closing in November 2015, at a public offering price of $8.55 per share, which was below the then current net asset value (“NAV”) of $9.06 per share. The resulting proceeds provided us with additional equity capital to help ensure continued compliance with regulatory tests. Most recently, we issued additional shares of our common stock in an overnight offering in October 2016, with an overallotment option closing in November 2016, at a public offering price of $7.98 per share, which was below our September 30, 2016 NAV of $8.62 per share. The resulting proceeds, in part, will provide us with additional equity capital to help ensure continued compliance with regulatory tests and will allow us to grow the portfolio and generate additional income through new investments. Refer to “Liquidity and Capital Resources — Equity — Common Stock” of this Item 7 for further discussion of our common stock offerings.

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

On November 18, 2016, the closing market price of our common stock was $8.10, a 6.0% discount to our September 30, 2016, NAV per share of $8.62. When our stock trades below NAV per common share, as it has fairly consistently over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 11, 2016, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We completed the abovementioned 2016 common stock offering as a result of the stockholder approval of the proposal at our 2016 Annual Meeting of Stockholders and additional Board of Directors approval.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.” As of September 30, 2016, our asset coverage ratio on our “senior securities representing indebtedness” was 462.3% and our asset coverage ratio on our “senior securities that are stock” was 249.5%.

Recent Developments

Common Stock Offering

In October 2016, we completed a public offering of 2.0 million shares of our common stock. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million. Refer to “Liquidity and Capital Resources — Equity — Common Stock” of this Item 7 for further discussion of our common stock offerings.

Distributions

On October 11, 2016, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
October 21, 2016	October 31, 2016	$0.07	$0.140625
November 17, 2016	November 30, 2016	0.07	0.140625
December 20, 2016	December 30, 2016	0.07	0.140625

	Total for the Quarter	$0.21	$0.421875

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2016 to the Year Ended September 30, 2015

	For the Year Ended September 30,
	2016	2015	$ Change	%Change
INVESTMENT INCOME
Interest income	$35,219	$34,895	$324	0.9%
Other income	3,893	3,163	730	23.1

Total investment income	39,112	38,058	1,054	2.8

EXPENSES
Base management fee	5,684	6,888	(1,204)	17.5
Loan servicing fee	3,890	3,816	74	1.9
Incentive fee	4,514	4,083	431	10.6
Administration fee	1,182	1,033	149	14.4
Interest expense on borrowings	2,899	3,828	(929)	(24.3)
Dividend expense on mandatorily redeemable preferred stock	4,118	4,116	2	0.0
Amortization of deferred financing fees	1,075	1,106	(31)	(2.8)
Other expenses	2,459	2,188	271	12.4

Expenses, before credits from Adviser	25,821	27,058	(1,237)	(4.6)
Credit to base management fee – loan servicing fee	(3,890)	(3,816)	(74)	1.9
Credit to fees from Adviser - other	(2,306)	(2,884)	578	(20.0)

Total expenses, net of credits	19,625	20,358	(733)	(3.6)

NET INVESTMENT INCOME	19,487	17,700	1,787	10.1

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain (loss) on investments	7,216	(33,666)	40,882	(121.4)
Net realized loss on other	(64)	(510)	446	87.5
Net unrealized (depreciation) appreciation of investments	(15,334)	23,647	(38,981)	(164.8)
Net unrealized appreciation of other	62	1,313	(1,251)	(95.3)

Net loss from investments and other	(8,120)	(9,216)	1,096	(11.9)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,367	$8,484	$2,883	34.0

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.84	$—	—

Net increase in net assets resulting from operations	$0.49	$0.40	$0.09	22.5

NM = Not Meaningful

Investment Income

Interest income increased by 0.9% for the year ended September 30, 2016, as compared to the prior year. This increase was due primarily to an increase in the weighted average yield on our interest-bearing portfolio partially offset by a slight decrease in the principal balance of our interest-bearing investment portfolio outstanding during the year. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments which increased to 11.1% for the year ended September 30, 2016 compared to 10.9% for the year ended September 30, 2015, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2016, was $317.0 million, compared to $319.1 million for the prior year, a decrease of $2.1 million, or 0.1%.

As of September 30, 2016, two portfolio companies, Sunshine Media Holdings and Vertellus, Inc., were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio. As of September 30, 2015, two portfolio companies were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio.

Other income increased by 23.1% during the year ended September 30, 2016, as compared to the prior year. For the year ended September 30, 2016, other income consisted primarily of $3.4 million in success fees recognized, $0.3 million in dividend income received, and $0.2 million in prepayment fees received. For the year ended September 30, 2015, other income consisted primarily of $1.9 million in success fees recognized, $0.9 million in dividend income, and $0.3 million in settlement fees.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2016		Year Ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$37,345	11.6%	$3,347	8.5%
IA Tech, LLC(A)	23,230	7.2	888	2.3
WadeCo Specialties, Inc.	18,980	5.9	2,059	5.3
United Flexible, Inc.	17,744	5.5	2,108	5.4
Lignetics, Inc.	14,821	4.6	1,708	4.3

Subtotal—five largest investments	112,120	34.8	10,110	25.8
Other portfolio companies	209,994	65.2	29,002	74.2

Total Investment Portfolio	$322,114	100.0%	$39,112	100.0%

	As of September 30, 2015		Year Ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Funko, LLC	$26,814	7.3%	$1,385	3.6%
WadeCo Specialties, Inc.	21,920	6.0	1,896	5.0
RBC Acquisition Corp.	20,617	5.6	2,343	6.2
United Flexible, Inc.(A)	20,355	5.6	1,226	3.2
Francis Drilling Fluids, Ltd.	19,928	5.5	2,946	7.7

Subtotal—five largest investments	109,634	30.0	9,796	25.7
Other portfolio companies	256,257	70.0	28,257	74.3
Other non-portfolio company income	—	—	5	—

Total Investment Portfolio	$365,891	100.0%	$38,058	100.0%

(A) New investment during applicable period.

Expenses

Expenses, net of credits from the Adviser, decreased for the year ended September 30, 2016, by 3.6% as compared to the prior year. This decrease was primarily due to decreases in our net base management fees to the Advisor and interest expense on borrowings, partially offset by an increase in the net incentive fee to the Adviser.

Interest expense decreased by $0.9 million, or 24.3%, during the year ended September 30, 2016, as compared to the prior year, primarily due to decreased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding on our Credit Facility during the year ended September 30, 2016, was approximately $64.0 million, as compared to $92.5 million in the prior year period, a decrease of 30.8%.

Net base management fee earned by the Adviser decreased by $0.6 million, or 10.5%, during the year ended September 30, 2016, as compared to the prior year period, resulting from a decrease in the average total assets outstanding and a decrease in the annual base management fee from 2.0% to 1.75%, which was effective July 1, 2015. The base management, loan servicing and incentive fees and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” and “Loan Servicing Fee Pursuant to Credit Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2016	2015
Average total assets subject to base management fee(A)	$324,800	$355,510
Multiplied by annual base management fee of 1.75% - 2.0%	1.75%	1.75% - 2.0%

Base management fee(B)	5,684	6,888
Portfolio fee credit	(785)	(1,399)
Senior syndicated loan fee credit	(92)	(118)

Net Base Management Fee	$4,807	$5,371

Loan servicing fee(B)	$3,890	$3,816
Credit to base management fee – loan servicing fee(B)	(3,890)	(3,816)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$4,514	$4,083
Incentive fee credit	(1,429)	(1,367)

Net Incentive Fee	$3,085	$2,716

Portfolio fee credit	$(785)	$(1,399)
Senior syndicated loan fee credit	(92)	(118)
Incentive fee credit	(1,429)	(1,367)

Credit to Fees from Adviser - Other(B)	$(2,306)	$(2,884)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and appropriately adjusted for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this report.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2016, we recorded a net realized gain on investments of $7.2 million, which resulted primarily from the sales of Funko, Southern Petroleum Laboratories, Westland, and Ashland for a combined realized gain of $18.7 million and net proceeds of $35.4 million. This realized gain was partially offset by a combined realized loss of $11.7 million recognized from the sale of Heartland and the restructures of Targus and Precision during the year ended September 30, 2016. We also recognized a realized loss of $0.6 million during the year ended September 30, 2016 related to a settlement associated with WP Evenflo Group Holdings, Inc., which we had previously exited at a realized gain of $1.0 million in September 2014.

For the year ended September 30, 2015, we recorded a net realized loss on investments of $34.2 million, which resulted primarily from the sales of Midwest Metal Distribution, Inc. (“Midwest Metal”), Sunburst Media – Louisiana LLC (“Sunburst”), Saunders & Associates (“Saunders”) and the restructure of GFRC Holdings LLC (“GFRC”) for a combined realized loss of $34.1 million and net proceeds of $7.1 million. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of North American Aircraft Services, LLC (“NAAS”).

Net Realized Loss on Other

During the year ended September 30, 2016, we recorded a net realized loss of $0.1 million due to the expiration of our interest rate cap agreement in January 2016. For the year ended September 30, 2015, we recorded a net realized loss on other of $0.5 million resulting primarily from uncollected escrows on the previous sale of Midwest Metal during the three months ended December 31, 2014.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2016, we recorded net unrealized depreciation of investments in the aggregate amount of $15.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2016, were as follows:

	Year Ended September 30, 2016
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
RBC Acquisition Corp.	$1,207	$11,896	$—	$13,103
Legend Communications of Wyoming, LLC	—	2,857	27	2,884
Behrens Manufacturing, LLC	—	2,206	—	2,206
Funko, LLC	16,874	98	(16,009)	963
Southern Petroleum Laboratories, Inc.	873	871	(995)	749
Precision Acquisition Group Holdings, Inc.	(3,821)	(1,282)	5,805	702
Westland Technologies, Inc.	909	622	(866)	665
J. America, Inc.	—	482	—	482
Triple H Food Processors	—	351	—	351
RP Crown Parent, LLC	—	276	—	276
GFRC Holdings, LLC	—	(271)	—	(271)
Ashland Acquisitions, LLC	72	183	(572)	(317)
Mikawaya	—	(379)	—	(379)
FedCap Partners, LLC	—	(381)	—	(381)
New Trident Holdcorp, Inc.	—	(442)	—	(442)
AG Transportation Holdings, LLC	—	(454)	—	(454)
WP Evenflo Group Holdings, Inc.	(550)	—	—	(550)
WadeCo Specialties, Inc.	—	(722)	—	(722)
Vision Government Solutions, Inc.	—	(779)	—	(779)
Vertellus Specialties Inc.	—	(975)	—	(975)
Lignetics, Inc.	—	(1,251)	—	(1,251)
SourceHOV LLC	—	(1,380)	—	(1,380)
LWO Acquisitions Company, LLC	—	(3,170)	—	(3,170)
Defiance Integrated Technologies, Inc.	—	(3,184)	—	(3,184)
Sunshine Media Holdings	—	(3,360)	—	(3,360)
Targus Cayman HoldCo, Ltd.	(5,500)	(2,952)	4,198	(4,254)
Francis Drilling Fluids, Ltd.	—	(8,156)	—	(8,156)
Other, net (<$250)	(2,848)	(528)	2,902	(474)

Total:	$7,216	$(9,824)	$(5,510)	$(8,118)

The largest driver of our net unrealized depreciation for the year ended September 30, 2016 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably Francis Drilling Fluids, Ltd. of $8.2 million, Sunshine Media Holdings (“Sunshine”) of $3.4 million, Defiance Integrated Technologies, Inc. (“Defiance”) of $3.2 million and LWO Acquisitions Company, LLC of $3.2 million. The change was also driven by the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by unrealized appreciation, primarily on RBC Acquisition Corp. of $11.9 million, which was driven by proceeds received associated with the sale of RBC Acquisition Corp. in November 2016, and the reversal of $4.2 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

During the year ended September 30, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $23.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2015, were as follows:

	Year Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$11,451	$—	$11,451
Sunburst Media – Louisiana, LLC	(1,333)	2,130	2,295	3,092
Precision Acquisition Group Holdings, Inc.	—	2,831	—	2,831
Sunshine Media Holdings	—	1,861	—	1,861
Heartland Communications Group	—	1,123	—	1,123
Behrens Manufacturing, LLC	—	1,102	—	1,102
Ameriqual Group, LLC	—	1,063	—	1,063
Westland Technologies, Inc.	—	899	—	899
Midwest Metal Distribution, Inc.	(14,980)	—	15,578	598
Ashland Acquisitions, LLC	—	571	—	571
AG Transportation Holdings, LLC	—	516	—	516
New Trident Holdcorp, Inc.	—	(282)	—	(282)
Vertellus Specialties Inc.	—	(315)	—	(315)
LWO Acquisitions Company, LLC	—	(390)	—	(390)
SourceHOV LLC	—	(473)	—	(473)
FedCap Partners, LLC	—	(507)	—	(507)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
WadeCo Specialties, Inc.	—	(818)	—	(818)
Alloy Die Casting	—	(1,251)	—	(1,251)
Targus Group International, Inc.	—	(1,254)	—	(1,254)
Meridian Rack & Pinion, Inc.	—	(1,647)	—	(1,647)
B+T Group Acquisition Inc.	—	(1,934)	—	(1,934)
Francis Drilling Fluids, Ltd.	—	(2,575)	—	(2,575)
PLATO Learning, Inc.	—	(2,663)	—	(2,663)
Edge Adhesives Holdings, Inc.	—	(3,196)	6	(3,190)
Saunders & Associates	(8,884)	(3,255)	8,680	(3,459)
GFRC Holdings, LLC	(10,797)	(5,308)	10,483	(5,622)
RBC Acquisition Corp.	—	(7,647)	—	(7,647)
Other, net (<$250)	750	(985)	(226)	(461)

Total:	$(33,666)	$(10,953)	$34,600	$(10,019)

The largest driver of our net unrealized appreciation for the year ended September 30, 2015 was the reversal of an aggregate of $34.6 million in cumulative unrealized depreciation primarily related to the sales of Midwest Metal, Sunburst, Saunders, and the restructure of GFRC. Net unrealized appreciation was also driven by an increase in performance on Funko of $11.5 million. This appreciation was offset by decreases in comparable multiples used in valuations and a decline in the financial and operational performance of GFRC and RBC Acquisition Corp. (“RBC”), resulting in $5.4 million and $7.6 million, respectively, of net unrealized depreciation during the year.

As of September 30, 2016, the fair value of our investment portfolio was less than its cost basis by approximately $59.7 million and our entire investment portfolio was valued at 84.4% of cost, as compared to cumulative net unrealized depreciation of $44.4 million and a valuation of our entire portfolio at 89.2% of cost as of September 30, 2015. This increase year over year in the cumulative unrealized depreciation on investments represents net unrealized depreciation of $15.3 million for the year ended September 30, 2016.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016. During year ended September 30, 2015, we recorded $1.3 million of net unrealized depreciation on our Credit Facility recorded at fair value whereas no such amounts were incurred in the current period.

Comparison of the Year Ended September 30, 2015 to the Year Ended September 30, 2014

	For the Year Ended September 30,
	2015	2014	$ Change	%Change
INVESTMENT INCOME
Interest income	$34,895	$32,170	$2,725	8.5%
Other income	3,163	4,415	(1,252)	(28.4)

Total investment income	38,058	36,585	1,473	4.0

EXPENSES
Base management fee	6,888	5,864	1,024	17.5
Loan servicing fee	3,816	3,503	313	8.9
Incentive fee	4,083	4,297	(214)	(5.0)
Administration fee	1,033	853	180	21.1
Interest expense on borrowings	3,828	2,628	1,200	45.7
Dividend expense on mandatorily redeemable preferred stock	4,116	3,338	778	23.3
Amortization of deferred financing fees	1,106	1,247	(141)	(11.3)
Other expenses	2,188	2,084	104	5.0

Expenses, before credits from Adviser	27,058	23,814	3,244	13.6
Credit to base management fee – loan servicing fee	(3,816)	(3,503)	(313)	(8.9)
Credit to fees from Adviser - other	(2,884)	(2,094)	(790)	(37.7)

Total expenses, net of credits	20,358	18,217	2,141	11.8

NET INVESTMENT INCOME	17,700	18,368	(668)	(3.6)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(33,666)	(12,163)	(21,503)	(176.8)
Net realized loss on other	(510)	50	(560)	(1,120.0)
Extinguishment of debt	—	(1,297)	1,297	100.0
Net unrealized appreciation of investments	23,647	7,389	16,258	220.0
Net unrealized appreciation (depreciation) of other	1,313	(1,114)	2,427	217.9

Net loss from investments and other	(9,216)	(7,135)	(2,081)	(29.2)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$8,484	$11,233	$(2,749)	(24.5)

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.87	$(0.03)	(3.4)

Net increase in net assets resulting from operations	$0.40	$0.53	$(0.13)	(24.5)

NM = Not Meaningful

Investment Income

Total interest income increased by 8.5% for the year ended September 30, 2015, as compared to the prior year period. This increase was due primarily to the funding of several new investments during the period, partially offset by several early payoffs at par during the prior year. The level of interest income on our investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the year, multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2015, was $319.1 million, compared to $280.4 million for the prior year, an increase of $38.7 million, or 13.8%. The weighted average yield on our interest-bearing investments, which is based on the current stated interest rate on interest-bearing investments for the year ended September 30, 2015 was 10.9% compared to 11.5% for the year ended September 30, 2014, inclusive of any allowances on interest receivables made during those periods.

As of September 30, 2015, two portfolio companies, Sunshine Media Holdings and Heartland, were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio. During the quarter ended December 31, 2014, we sold our investment in Midwest Metal, which had been on non-accrual status.    Effective January 1, 2015, we placed GFRC on non-accrual status and restored two tranches of Sunshine debt to accrual status and effective April 1, 2015, we placed Saunders on non-accrual status. During the quarter ended September 30, 2015, we sold our investment in Saunders, which was on non-accrual status and restructured our investment in GFRC and restored it to accrual status. As of September 30, 2014, three portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $51.4 million, or 16.1%, of the cost basis of all debt investments in our portfolio. Effective January 1, 2014, we placed Heartland on non-accrual status and effective June 1, 2014 we placed Midwest Metal on non-accrual status. During the quarter ended December 31, 2013, we sold our investment in LocalTel, LLC (“LocalTel”), which had been on non-accrual status.

Other income decreased by 24.4% during the year ended September 30, 2015, as compared to the prior year. For the year ended September 30, 2015, other income consisted primarily of $1.9 million in success fees recognized, $0.9 million in dividend income, and $0.3 million in settlement fees. For the year ended September 30, 2014, other income consisted primarily of $2.4 million in success fees recognized, $1.1 million in dividend income, $0.4 million in prepayment fees and $0.4 million in settlement fees.

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

The increase of $0.4 million in the net base management fee earned by the Adviser during the year ended September 30, 2015, as compared to the prior year, was due primarily to an increase in the average total assets outstanding as a result of the net growth in our investment portfolio during the period. This was partially offset by a decrease in the annual base management fee from 2.0% to 1.75% effective July 1, 2015. The base management, loan servicing and incentive fees and associated unconditional, non-contractual, and irrevocable voluntary credits are computed quarterly, as described under “Investment Advisory and Management Agreement” and “Loan Servicing Fee Pursuant to Credit Agreement” in Note 4 of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

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

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2015, we recorded a net realized loss on investments of $33.7 million, which resulted primarily from the sales of Midwest Metal, Sunburst, Saunders and the restructure of GFRC for a combined realized loss of $34.1 million and net proceeds of $7.1 million. This realized loss was partially offset by the realized gain of $1.6 million we recognized on the early payoff of NAAS.

For the year ended September 30, 2014, we recorded a net realized loss on investments of $12.1 million, which primarily consisted of realized losses of $10.8 million due to our sale of LocalTel for proceeds contingent on an earn-out and $2.8 million due to our sale of BAS Broadcasting (“BAS”) for net proceeds of $4.7 million. Partially offsetting these realized losses, was the realized gain of $1.0 million we recognized on the exit of WP Evenflo Group Holdings, Inc. (“WP Evenflo”).

Realized Loss on Extinguishment of Debt

Realized loss on extinguishment of debt of $1.3 million for the year ended September 30, 2014, is comprised primarily of our unamortized deferred financing costs at the time of the voluntary redemption of our then existing Series 2016 Term Preferred Stock in May 2014.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2015, we recorded net unrealized appreciation of investments in the aggregate amount of $23.6 million. The net realized (loss) gain and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2015, were as follows:

	Year Ended September 30, 2015
Portfolio Company	Realized (Loss) Gain	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Funko, LLC	$—	$11,451	$—	$11,451
Sunburst Media – Louisiana, LLC	(1,333)	2,130	2,295	3,092
Precision Acquisition Group Holdings, Inc.	—	2,831	—	2,831
Sunshine Media Holdings	—	1,861	—	1,861
Heartland Communications Group	—	1,123	—	1,123
Behrens Manufacturing, LLC	—	1,102	—	1,102
Ameriqual Group, LLC	—	1,063	—	1,063
Westland Technologies, Inc.	—	899	—	899
Midwest Metal Distribution, Inc.	(14,980)	—	15,578	598
Ashland Acquisitions, LLC	—	571	—	571
AG Transportation Holdings, LLC	—	516	—	516
New Trident Holdcorp, Inc.	—	(282)	—	(282)
Vertellus Specialties Inc.	—	(315)	—	(315)
LWO Acquisitions Company, LLC	—	(390)	—	(390)
SourceHOV LLC	—	(473)	—	(473)
FedCap Partners, LLC	—	(507)	—	(507)
North American Aircraft Services, LLC	1,578	—	(2,216)	(638)
WadeCo. Specialties, Inc.	—	(818)	—	(818)
Alloy Die Casting	—	(1,251)	—	(1,251)
Targus Group International, Inc.	—	(1,254)	—	(1,254)
Meridian Rack & Pinion, Inc.	—	(1,647)	—	(1,647)
B+T Group Acquisition Inc.	—	(1,934)	—	(1,934)
Francis Drilling Fluids, Ltd.	—	(2,575)	—	(2,575)
PLATO Learning, Inc.	—	(2,663)	—	(2,663)
Edge Adhesives Holdings, Inc.	—	(3,196)	6	(3,190)
Saunders & Associates	(8,884)	(3,255)	8,680	(3,459)
GFRC Holdings, LLC	(10,797)	(5,308)	10,483	(5,622)
RBC Acquisition Corp.	—	(7,647)	—	(7,647)
Other, net (<$250)	240	(985)	(226)	(971)

Total:	$(34,176)	$(10,953)	$34,600	$(10,529)

The largest driver of our net unrealized appreciation for the year ended September 30, 2015 was the reversal of an aggregate of $34.6 million in cumulative unrealized depreciation primarily related to the sales of Midwest Metal, Sunburst, and Saunders, and the restructure of GFRC. Net unrealized appreciation was also driven by an increase in performance on Funko LLC of $11.5 million. This appreciation was offset by decreases in comparable multiples used in valuations and a decline in the financial and operational performance of GFRC and RBC, resulting in $5.3 million and $7.6 million, respectively, of net unrealized depreciation during the year.

During the year ended September 30, 2014, we recorded net unrealized appreciation of investments in the aggregate amount of $7.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2014, were as follows:

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

The largest driver of our net unrealized appreciation for the year ended September 30, 2014 was the reversal of an aggregate of $18.0 million in cumulative unrealized depreciation primarily related to the repayment of principal in full at par on International Junior Golf Training Acquisition Company and the sales of BAS and LocalTel during the fiscal year. Net unrealized appreciation was also driven by an increase in performance on Defiance of $4.6 million and Funko LLC of $4.2 million. This appreciation was offset by decreases in comparable multiples used in valuations and a decline in the financial and operational performance of Midwest Metal and RBC, resulting in $12.9 million and $5.3 million, respectively, of net unrealized depreciation during the year

As of September 30, 2015, the fair value of our investment portfolio was less than its cost basis by approximately $44.4 million and our entire investment portfolio was valued at 89.2% of cost, as compared to cumulative net unrealized depreciation of $68.0 million and a valuation of our entire portfolio at 80.5% of cost as of September 30, 2014.

Net Unrealized (Appreciation) Depreciation of Other

During year ended September 30, 2015, we recorded $1.3 million of net unrealized depreciation on our Credit Facility recorded at fair value compared to net unrealized appreciation of $1.1 million for the year ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities for the year ended September 30, 2016 was $60.0 million as compared to net cash used in operating activities of $74.5 million for the year ended September 30, 2015. The change was primarily due to the decrease in purchases of investments and an increase in repayments on investments during the year ended September 30, 2016. For the year ended September 30, 2014, net cash provided by operating activities was $0.5 million, which was primarily driven by principal repayments during fiscal year 2014.

As of September 30, 2016, we had loans to, syndicated participations in or equity investments in 45 private companies, with an aggregate cost basis of approximately $381.8 million. As of September 30, 2015, we had loans to, syndicated participations in or equity investments in 48 private companies, with an aggregate cost basis of approximately $410.2 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2016 and 2015:

	Year Ended September 30,
	2016	2015
Beginning investment portfolio, at fair value	$365,891	$281,286
New investments	79,401	102,299
Disbursements to existing portfolio companies	10,145	33,824
Scheduled principal repayments	(1,934)	(1,182)
Unscheduled principal repayments	(107,293)	(12,559)
Net proceeds from sales of investments	(21,438)	(28,602)
Net unrealized depreciation of investments	(9,824)	(10,953)
Reversal of prior period net depreciation of investments on realization	(5,510)	34,600
Net realized gain (loss) on investments	7,216	(33,666)
Increase in investment balance due to PIK interest(A)	5,002	665
Cost adjustments on non-accrual loans	388	328
Net change in premiums, discounts and amortization	70	(149)

Ending Investment Portfolio, at Fair Value	$322,114	$365,891

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2016.

Year Ending September 30,	Amount(A)
2017	$40,128
2018	61,830
2019	48,068
2020	83,486
Thereafter	111,229

Total contractual repayments	$344,741
Equity investments	37,571
Adjustments to cost basis on debt investments	(511)

Investment Portfolio as of September 30, 2016, at Cost:	$381,801

(A)	Subsequent to September 30, 2016, two debt investments with aggregate principal balances maturing during each of the years ending September 30, 2017, September 30, 2018, September 30, 2019 and September 30, 2020, of $18.4 million, $7.7 Million, $7.0 million and $2.0 million, respectively, were repaid at par.

Financing Activities

Net cash used in financing activities for the year ended September 30, 2016 was $57.7 million, which consisted primarily of $56.0 million in net repayments on our Credit Facility and $19.5 million in distributions to common stockholders, partially offset by $19.7 million in proceeds from the issuance of common stock, net of underwriting costs.

Net cash provided by financing activities for the year ended September 30, 2015 of $72.0 million consisted primarily of $90.6 million in net borrowings on our Credit Facility offset by $17.7 million in distributions to common stockholders.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income and capital gains in each fiscal year. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2016, 2015 and 2014, which totaled an aggregate of $19.5 million, $17.7 million and $17.6 million, respectively. In October 2016, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2016. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2017.

From inception through September 30, 2016, we have paid 164 either monthly or quarterly consecutive distributions to common stockholders totaling approximately $276.3 million or $16.06 per share.

For the year ended September 30, 2016, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid in fiscal year 2017 as having been paid in the respective prior year. For the year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year. For the year ended September 30, 2014, common stockholder distributions to be declared and paid exceeded our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends), which resulted in an estimated partial return of capital of approximately $15.2 million. The returns of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

Preferred Stock Dividends

We paid monthly cash dividends of $0.140625 per share of our Series 2021 Term Preferred Stock for each month during the years ended September 30, 2016 and 2015, which totaled an aggregate of $4.1 million during each of the years ended September 30, 2016 and 2015. During the year ended September 30, 2014 we paid monthly cash dividends of $0.1484375 per share of our Series 2016 Term Preferred Stock for each of the nine months from October 2013 through May 2014, which totaled an aggregate of $2.3 million. In May 2014, our Board of Directors declared, and we paid, a combined May and June 2014 cash distribution of $0.1968750 per share of our Series 2021 Term Preferred Stock. This covered a prorated portion of May 2014 from the time the stock was issued and outstanding and the full month of June 2014. We paid a monthly dividends of $0.140625 per share of Series 2021 Term Preferred Stock for each of July, August and September 2014. In October 2016, our Board of Directors declared a monthly dividend of $0.140625 per share of Series 2021 Term Preferred Stock for each of October, November and December 2016.

For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and have been characterized as ordinary income to our preferred stockholders since our Series 2016 Term Preferred Stock was issued in November 2011. We anticipate the same characterization for our Series 2021 Term Preferred Stock issued in May 2014.

Equity

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, and subsequently filed Pre-Effective Amendment No. 1 on March 17, 2016 and Pre-Effective Amendment No. 2 on March 29, 2016, which the SEC declared effective on March 29, 2016. Our Registration Statement registered an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. After the common stock offering in October 2016, we currently have the ability to issue up to $282.7 million in securities under the registration statement.

Common Stock

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements for net proceeds, net of underwriter’s commissions and other offering expenses borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016.

Also pursuant to our prior Registration Statement, on October 27, 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share. Gross proceeds totaled $17.1 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $16.0 million, which was used to repay borrowings under our Credit Facility. In connection with the offering, in November 2015, the underwriters exercised their option to purchase an additional 300,000 shares at the public offering price to cover over-allotments, which resulted in additional gross proceeds of $2.6 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $2.4 million.

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The termination date for the program is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the twelve months ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in gross purchases of $0.6 million.

Pursuant to our current Registration Statement, on October 26, 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share. Gross proceeds totaled $16.0 million and net proceeds, after deducting underwriting discounts and offering expenses borne by us, were approximately $15.1 million. In connection with this offering, in November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock, which resulted in additional gross proceeds of $1.4 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $1.3 million.

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

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of September 30, 2016 was 249.5%.

If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Agreement with KeyBank, as administrative agent, lead arranger and a lender, which increased the commitment amount of our Credit Facility from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended other terms and conditions to among other items. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before April 19, 2020. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019. On June 19, 2015, we through Business Loan, entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity on our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

On October 9, 2016 and August 18, 2016, we entered into Amendments No. 1 and 2 to our Credit Facility, respectively, each of which clarified various constraints on available borrowings.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of September 30, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $260.7 million, asset coverage on our “senior securities representing indebtedness” of 462.3% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of September 30, 2016. As of September 30, 2016, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this annual report for additional information regarding our Credit Facility.

Pursuant to the terms under our Credit Facility, in July 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013, for a notional amount of $35.0 million. We incurred a premium fee of $62 in conjunction with this agreement. The interest rate cap agreement, which expired January 2016, effectively limited the interest rate on a portion of the borrowings pursuant to the terms of our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income only when the payment has been received. As of September 30, 2016 and September 30, 2015, we had off-balance sheet success fee receivables on our accruing debt investments of $3.4 million and $7.7 million (or approximately $0.14 per common share and $0.37 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, a delayed draw term loan, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of September 30, 2016 and September 30, 2015 to be immaterial.

The following table shows our contractual obligations as of September 30, 2016, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$71,300	$—	$—	$71,300
Mandatorily Redeemable Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	7,347	16,659	3,088	—	27,094

Total	$7,347	$87,959	$64,088	$—	$159,394

(A)	Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $9.7 million, at cost, as of September 30, 2016.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2016. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary loans in our portfolio at September 30, 2016 and 2015, representing approximately 90.0% and 84.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2016	2015
Highest	8.0	8.0
Average	5.3	5.9
Weighted Average	5.3	6.0
Lowest	1.0	4.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2016 and 2015, representing approximately 7.3% and 10.8%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2016	2015
Highest	5.0	6.0
Average	3.9	4.8
Weighted Average	4.0	4.9
Lowest	2.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2016 and 2015, representing approximately 2.7% and 5.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2016	2015
Highest	5.0	6.0
Average	4.0	4.8
Weighted Average	3.5	4.3
Lowest	3.0	3.0

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

All of our variable-rate loans have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2016, our portfolio consisted of the following:

85.6%	Variable rates with a LIBOR or prime rate floor
14.4	Fixed rates

100.0%	total

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2016 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (A)	Increase in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 300 basis points	$5,670	$2,139	$3,531
Up 200 basis points	3,211	1,426	1,785
Up 100 basis points	1,074	713	361
Down 52 basis points	4	(373)	(377)

(A)	As of September 30, 2016, our effective average LIBOR was 0.52%, therefore, the largest decrease in basis points that could occur was 52 basis points.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2016.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 21, 2016

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) at September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at September 30, 2016 by correspondence with the custodian and portfolio company investees, and the application of alternative audit procedures where confirmations were not received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

November 21, 2016

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,
	2016	2015
ASSETS
Investments at fair value: Non-Control/Non-Affiliate investments (Cost of $250,991 and $287,055, respectively)	$226,401	$277,411
Affiliate investments (Cost of $85,013 and $81,427, respectively)	75,473	66,029
Control investments (Cost of $45,797 and $41,762, respectively)	20,240	22,451

Total investments at fair value (Cost of $381,801 and $410,244, respectively)	322,114	365,891
Cash and cash equivalents	6,152	3,808
Restricted cash and cash equivalents	406	283
Interest receivable, net	2,333	5,581
Due from custodian	2,164	1,186
Deferred financing fees	3,161	4,161
Other assets, net	848	1,572

TOTAL ASSETS	$337,178	$382,482

LIABILITIES
Borrowings at fair value (Cost of $71,300 and $127,300, respectively)	$71,300	$127,300
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	61,000	61,000
Accounts payable and accrued expenses	1,019	597
Interest payable	201	272
Fees due to Adviser(A)	1,222	904
Fee due to Administrator(A)	282	250
Other liabilities	947	715

TOTAL LIABILITIES	$135,971	$191,038

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value, 46,000,000 shares authorized and 23,344,422 and 21,131,622 shares issued and outstanding, respectively	$23	$21
Capital in excess of par value(C)	327,678	307,862
Cumulative net unrealized depreciation of investments	(59,687)	(44,353)
Cumulative net unrealized appreciation of other	—	(61)
Underdistributed (overdistributed) net investment income(C)	4,277	(1,541)
Accumulated net realized losses	(71,084)	(70,484)

TOTAL NET ASSETS	$201,207	$191,444

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$8.62	$9.06

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2016	2015	2014
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$25,267	$27,343	$25,117
Affiliate investments	8,721	6,434	3,721
Control investments	1,226	1,113	3,317
Other	5	5	15

Total interest income	35,219	34,895	32,170
Other income
Non-Control/Non-Affiliate investments	1,951	2,180	1,885
Affiliate investments	984	—	701
Control investments	958	983	1,829

Total other income	3,893	3,163	4,415

Total investment income	39,112	38,058	36,585

EXPENSES
Base management fee(A)	5,684	6,888	5,864
Loan servicing fee(A)	3,890	3,816	3,503
Incentive fee(A)	4,514	4,083	4,297
Administration fee(A)	1,182	1,033	853
Interest expense on borrowings	2,899	3,828	2,628
Dividend expense on mandatorily redeemable preferred stock	4,118	4,116	3,338
Amortization of deferred financing fees	1,075	1,106	1,247
Professional fees	1,113	999	993
Other general and administrative expenses	1,346	1,189	1,091

Expenses, before credits from Adviser	25,821	27,058	23,814
Credit to base management fee - loan servicing fee(A)	(3,890)	(3,816)	(3,503)
Credit to fees from Adviser - other(A)	(2,306)	(2,884)	(2,094)

Total expenses, net of credits	19,625	20,358	18,217

NET INVESTMENT INCOME	19,487	17,700	18,368

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	6,253	(8,410)	(1,431)
Affiliate investments	1,280	—	—
Control investments	(317)	(25,256)	(10,732)
Other	(64)	(510)	50
Extinguishment of debt	—	—	(1,297)

Total net realized gain (loss)	7,152	(34,176)	(13,410)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(14,946)	9,116	9,925
Affiliate investments	5,858	(11,123)	(8,840)
Control investments	(6,246)	25,654	6,304
Other	62	1,313	(1,114)

Total net unrealized (depreciation) appreciation	(15,272)	24,960	6,275

Net realized and unrealized loss	(8,120)	(9,216)	(7,135)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,367	$8,484	$11,233

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.84	$0.84	$0.87

Net increase in net assets resulting from operations	$0.49	$0.40	$0.53

Distributions declared and paid per common share	$0.84	$0.84	$0.84

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	23,200,642	21,066,844	21,000,160

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2016	2015	2014
OPERATIONS
Net investment income	$19,487	$17,700	$18,368
Net realized gain (loss) on investments and other	7,152	(34,176)	(12,113)
Realized loss on extinguishment of debt	—	—	(1,297)
Net unrealized (depreciation) appreciation of investments	(15,334)	23,647	7,389
Net unrealized appreciation (depreciation) of other	62	1,313	(1,114)

Net increase in net assets from operations	11,367	8,484	11,233

DISTRIBUTIONS
Distributions to common stockholders from ordinary income	(16,298)	(17,700)	(2,430)
Distributions to common stockholders from realized gains	(3,189)	—	—
Return of capital to common stockholders	—	—	(15,210)

Net decrease in net assets from distributions	(19,487)	(17,700)	(17,640)

CAPITAL TRANSACTIONS
Issuance of common stock	19,665	1,169	—
Offering costs for issuance of common stock	(1,210)	(269)	—
Repurchase of common stock, net of costs	(572)	—	—
Repayment of principal on employee notes(A)	—	100	75

Net increase in net assets from capital transactions	17,883	1,000	75

NET (DECREASE) INCREASE IN NET ASSETS	9,763	(8,216)	(6,332)
NET ASSETS, BEGINNING OF YEAR	191,444	199,660	205,992

NET ASSETS, END OF YEAR	$201,207	$191,444	$199,660

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$11,367	$8,484	$11,233
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(80,024)	(136,123)	(102,045)
Principal repayments on investments	99,705	13,741	67,860
Net proceeds from sale of investments	21,439	28,602	4,700
Increase in investments due to paid-in-kind interest or other	(5,002)	(665)	(288)
Net change in premiums, discounts and amortization	(70)	149	(126)
Cost adjustments on non-accrual loans	(388)	(328)	717
Net realized (gain) loss on investments	(7,216)	33,666	12,163
Net unrealized depreciation (appreciation) of investments	15,333	(23,647)	(7,389)
Realized loss on extinguishment of debt	—	—	1,297
Net realized loss on other	64	—	—
Net unrealized appreciation (depreciation) of other	(62)	(1,313)	1,114
(Increase) decrease in restricted cash and cash equivalents	(123)	392	501
Decrease (increase) in interest receivable, net	3,248	(2,814)	(279)
(Increase) decrease in funds due from custodian	(978)	4,836	10,451
Amortization of deferred financing fees	1,075	1,106	1,247
Decrease (increase) in other assets, net	723	(547)	61
Increase (decrease) in accounts payable and accrued expenses	422	135	(32)
(Decrease) increase in interest payable	(72)	126	(24)
Increase (decrease) in fees due to Adviser(A)	318	29	(831)
Increase (decrease) in fee due to Administrator(A)	32	32	92
Increase (decrease) in other liabilities	232	(340)	51

Net cash provided by (used in) operating activities	60,023	(74,479)	473

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	103,000	147,500	108,800
Repayments on borrowings	(159,000)	(56,900)	(119,000)
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	61,000
Redemption of previously issued mandatorily redeemable preferred stock	—	—	(38,497)
Repurchase of common stock	(572)	—	—
Deferred financing fees	(75)	(1,927)	(2,797)
Proceeds from issuance of common stock	19,665	1,169	—
Offering costs for issuance of common stock	(1,210)	(269)	—
Distributions paid to common stockholders	(19,487)	(17,700)	(17,640)
Receipt of principal on employee notes(A)	—	100	75

Net cash (used in) provided by financing activities	(57,679)	71,973	(8,059)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,344	(2,506)	(7,586)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,808	6,314	13,900

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,152	$3,808	$6,314

CASH PAID DURING YEAR FOR INTEREST	$2,971	$3,702	$2,650
CASH PAID DURING YEAR FOR DIVIDENDS ON MANDATORILY REDEEMABLE PREFERRED STOCK	4,118	4,116	3,338
NON-CASH ACTIVITIES(B)	9,522	1,905	—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transactions:

In February 2016, our investment in Targus Group International, Inc. was restructured. As part of the transaction, our secured first lien debt investment with a cost basis and fair value of $9.0 million and $6.9 million, respectively, was restructured resulting in a common stock investment with a cost basis of $2.3 million and a secured first lien debt investment with a cost basis of $2.1 million. We contributed $0.5 million in cash as part of the transaction. The restructure resulted in a net realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited.

In September 2016, our investment in Precision Acquisition Group Holdings, Inc. was restructured. As part of the transaction, our secured first lien debt investment with a cost basis and fair value of $9.2 and $3.4 million, respectively, was restructured resulting in a secured first lien debt investment with a cost basis of $4.0 million and a common stock investment with a cost basis of $1 in PIC 360, LLC and secured first lien debt investments with a total cost basis of $1.6 million in Precision International, LLC. The restructure resulted in a net realized loss of $3.8 million and the aforementioned new investments in PIC 360, LLC and Precision International, LLC.

In September 2015, GFRC Holdings, LLC was restructured. As part of this restructure, we converted our outstanding debt which had a cost basis of $12.7 million into a term note, a line of credit and preferred stock, which resulted in a realized loss of $10.8 million recognized in our accompanying Consolidated Statements of Operations during the quarter ended September 30, 2015.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$13,000
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	13,000
Alloy Die Casting Corp.(T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,973
		Secured First Lien Debt (13.5%, Due 10/2018)(D)	75	75	71
		Secured First Lien Debt (Due 10/2018)(D) (Q)	390	390	372
		Preferred Stock (1,742 shares)(F)(H)		1,742	—
		Common Stock (270 shares)(F)(H)		18	—

				7,460	5,416
Behrens Manufacturing, LLC(T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (13.0%, Due 12/2018)(R)	4,275	4,275	4,638
		Preferred Stock (1,253 shares)(H)(R)		1,253	4,100

				5,528	8,738
B+T Group Acquisition Inc. (T)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,790
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,790
Canopy Safety Brands, LLC	Personal and non-durable consumer products	Secured First Lien Line of Credit, $500 available (7.0%, Due 9/2019) (J)	—	—	—
		Secured First Lien Debt (10.5%, Due 9/2021) (J)	7,000	7,000	7,000
		Participation Warrant(J)		500	500

				7,500	7,500
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(F)	108	108	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(F)(G)	4,836	4,836	4,682
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,800
		Preferred Stock (700,000 units)(F)(H)		700	969

				8,500	8,769
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	8,250
		Secured Second Lien Debt (10.8%, Due 4/2020)(D)	7,000	7,000	3,850
		Preferred Equity Units (1,277 units)(F)(H)		976	—
		Common Equity Units (1,277 units)(F)(H)		1	—

				22,977	12,100
Funko Acquisition Holdings, LLC(T)	Personal and non-durable consumer products	Preferred Equity Units (260 units)(H)(F)		260	358
		Common Stock (975 units) (H)(F)		—	—

				260	358
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $295 available (9.0%, Due 9/2018)(F)	905	905	905
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	754
		Common Stock Warrants (45.0% ownership)(F)(H)		—	—

				2,930	2,659
IA Tech, LLC	Diversified/conglomerate service	Secured First Lien Debt (12.0%, Due 6/2021)(D)	23,000	23,000	23,230

LCR Contractors, LLC	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 1/2021)(D)	8,500	8,500	8,564
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,004 uncalled capital commitment)(H)(M)(S)		991	779

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Meridian Rack & Pinion, Inc. (T)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,767
		Preferred Stock (1,449 shares)(F)(H)		1,449	255

				5,589	4,022
Merlin International, Inc.	Healthcare, education, and childcare	Secured Second Lien Debt (11.0%, Due 8/2022)(J)	10,000	10,000	10,000
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	6,750	6,750	6,649
		Common Stock (450 units)(F)(H)		450	172

				7,200	6,821
Precision International, LLC	Machinery	Secured First Lien Debt (10.0% PIK, Due 9/2021)(F)	600	600	600
		Secured First Lien Mortgage Note (3.0%, Due 9/2017)(F)	1,000	1,000	996
		Membership Unit Warrant (33.3% ownership) (F)(H)		—	—

				1,600	1,596
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (9.5%, Due 12/2021)(D)	9,665	9,665	9,677
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,600	7,600	7,676
		Common Stock (250,000 units)(F)(H)		250	525

				7,850	8,201
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	10,000	10,000	10,050

				10,000	10,050
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,632	17,632	17,280
		Preferred Stock (382 shares)(F)(H)		382	428
		Common Stock (852 shares)(F)(H)		44	36

				18,058	17,744
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (7.5%, Due 1/2017)(D)	1,450	1,450	1,355
		Secured First Lien Delayed Draw Term Loan, $1,300 available (10.0%, Due 1/2017)(D)(G)	1,200	1,200	1,106
		Secured First Lien Debt (9.8%, Due 1/2017)(D)	9,000	9,000	8,293

				11,650	10,754
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $1,125 available (8.0%, Due 4/2017)(D)	1,175	1,174	1,127
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	11,691	11,691	11,216
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,637
		Preferred Stock (1,000 shares)(F)(H)		618	—

				20,483	18,980

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$216,728	$199,430

Syndicated Investments:
Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	$700	$699	$609
DataPipe, Inc.	Diversified/conglomerate service	Secured Second Lien Debt (9.0%, Due 9/2019)(E)	2,000	1,951	1,965
NetSmart Technologies, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.5%, Due 10/2023)(E)	2,000	1,952	1,960

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,990	3,280

PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G)	$3,000	$2,960	$3,012
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,597	3,012
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,443	3,273

RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(R)	2,000	1,976	2,000
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,854	3,000
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	980
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)(I)	3,940	3,831	2,541
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,479	4,151
W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$34,263	$26,971

Total Non-Control/Non-Affiliate Investments (represented 70.3% of total investments at fair value)				$250,991	$226,401

AFFILATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings LLC(T)	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,076
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,576
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,652
FedCap Partners LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled		1,634	1,265
		Commitment)(H)(L)(S)
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,850
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,800
		Common Stock (152,603 shares)(F)(H)		1,856	1,171

				15,856	14,821
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $125 available (6.5%, 2.0% PIK, Due 12/2017)(D)	2,471	2,471	1,977
		Secured First Lien Debt (9.5%, 2.0% PIK, Due 12/2019)(D)	10,723	10,723	8,578
		Common Units (921,000 units)(F)(H)		921	—

				14,115	10,555
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Debt (8.0%, Due 2/2019)(G)(R)	$6,954	$6,954	$7,219
		Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(G)(R)	4,629	4,629	4,629
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(G)(R)	13,808	13,808	14,582
		Secured First Lien Mortgage Note (Due 12/2017)(Q)(R)	7,704	7,704	7,704
		Preferred Stock (4,999,000 shares)(H)(K)(R)		4,999	3,211
		Common Stock (2,000,000 shares)(H)(R)		370	—

				38,464	37,345

Subtotal – Affiliate Proprietary Investments				$80,385	$71,638

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILATE INVESTMENTS(O) (Continued):
Syndicated Investments:
Targus Cayman HoldCo Limited	Textiles and leather	Secured First Lien Debt (15.0% PIK, Due 12/2019)(D)(G)	2,285	2,285	2,279
		Common Stock (526,141 shares)(F)(H)		2,343	1,556

				4,628	3,835

Total Affiliate Investments (represented 23.4% of total investments at fair value)				$85,013	$75,473

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,225	$6,225	$6,225
		Common Stock (33,321 shares)(F)(H)		580	3,981

				$6,805	$10,206

PIC 360, LLC	Machinery	Secured First Lien Debt (14.0%, Due 12/2017)(F)	4,000	4,000	4,000
		Common Equity Units (750 units) (F)		1	1

				4,001	4,001

Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2018)(F)(G)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2018)(F)(G)	5,000	5,000	1,388
		Secured First Lien Debt (4.8%, Due 5/2018)(F)(I)	11,948	11,948	3,317
		Secured First Lien Debt (5.5%, Due 5/2018)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				34,991	6,033

Total Control Proprietary Investments (represented 6.3% of total investments at fair value)				$45,797	$20,240

TOTAL INVESTMENTS(U)				$381,801	$322,114

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $282.2 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 6.6% of total investments, at fair value, as of September 30, 2016.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at September 30, 2016, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2016, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2016 best represents fair value as of September 30, 2016.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.

(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	This investment does not have a stated interest rate that is payable thereon.
(R)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(S)	Fair value was based on net asset value provided by the fund as a practical expedient.
(T)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(U)	Cumulative gross unrealized depreciation for federal income tax purposes is $75.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $8.8 million. Cumulative net unrealized depreciation is $66.5 million, based on a tax cost of $388.6 million.

.

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(P) (Continued):
J.America, Inc.	Personal and non-durable consumer products	Secured Second Lien Debt (10.4%, 1.0% PIK, Due 12/2019)(D)(G)	$7,538	$7,538	$7,331
		Secured Second Lien Debt (11.5%, 1.0% PIK, Due 12/2019)(D)(G)	9,548	9,548	9,274

				17,086	16,605
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,214 uncalled capital commitment)(H)(O)	781	781	555

Legend Communications of Wyoming, LLC	Broadcasting and entertainment	Secured First Lien Debt (11.0%, Due 11/2014)(D)	6,699	6,699	3,816
Meridian Rack & Pinion, Inc.	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	4,036
		Preferred Stock (1,449 shares)(F)(H)		1,449	—

				5,589	4,036
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(J)	6,750	6,750	6,750
		Common Stock (2.49% ownership)(H)(J)		450	450

				7,200	7,200
Precision Acquisition Group Holdings, Inc.	Machinery	Equipment Note (11.0%, Due 4/2016)(D)	1,000	1,000	1,104
		Secured First Lien Debt (11.0%, Due 4/2016)(D)	4,125	4,125	2,910
		Secured First Lien Debt (11.0%, Due 4/2016)(C)(D)	4,053	4,053	640

				9,178	4,654
Southern Petroleum Laboratories, Inc.	Oil and gas	Secured Second Lien Debt (11.5%, Due 2/2020)(D)	8,000	8,000	7,600
		Preferred (4,054,054.05 shares)(F)(H)		750	1,274

				8,750	8,874
Triple H Food Processors	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(J)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(J)	8,000	8,000	8,000
		Common Stock (250,000 units)(H)(J)		250	250

				8,250	8,250
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (10.0%, Due 7/2017)(J)	—	—	—
		Secured First Lien Debt (10.0%, Due 7/2020)(J)	13,000	13,000	13,000

				13,000	13,000
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $4,000 available (7.0%, Due 2/2018)(D)	—	—	—
		Secured First Lien Debt (9.3%, Due 2/2020)(D)	20,284	20,284	20,030
		Preferred Stock (245 shares)(F)(H)		245	261
		Common Stock (500 shares)(F)(H)		5	64

				20,534	20,355
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $550 available (7.5%, Due 12/2017)(D)	1,450	1,450	1,434
		Secured First Lien Debt (9.75%, Due 12/2019)(D)	9,000	9,000	8,899

				10,450	10,333
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $2,525 available (8.0%, Due 3/2016)(D)	2,475	2,475	2,388
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	12,750	12,750	12,307
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,748
		Preferred Stock (1,000 shares)(F)(H)		477	477

				22,702	21,920

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2015

(DOLLAR AMOUNTS IN THOUSADS)

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

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 946 “Financial Services-Investment Companies.” In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our Credit Facility (defined in Note 5 – Borrowings).

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of September 30, 2016 and 2015, we held no investments in portfolio companies through Gladstone Financial.

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

Consolidation

In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

Certain amounts in our prior fiscal year’s consolidated financial statements have been reclassified to conform to the presentation for the year ended September 30, 2016 with no effect on our financial condition, results of operations or cash flows.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy, which has been approved by our Board of Directors (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, our Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from our chief valuation officer, who reports directly to our Board of Directors (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors, comprised entirely of independent directors, meets to review the valuation recommendations and supporting materials. Third, after the Valuation Committee concludes its meeting, it and our chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors and, after discussion, the Board of Directors ultimately approves the value of our portfolio of investments in accordance with the Policy.

There is no single method for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by our chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors reviews the Policy to determine if changes are advisable and also reviews whether the Valuation Team has applied the Policy consistently.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended September 30, 2016) are generally valued at original cost basis.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our exit of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2016, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 1.9% of the fair value of all debt investments in our portfolio. At September 30, 2015, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.1 million, or 2.2% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2016 and 2015, we had 12 OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million, $0.3 million and $0.3 million for the years ended September 30, 2016, 2015 and 2014, respectively. The unamortized balance of OID investments as of September 30, 2016 and 2015 totaled $0.5 million. As of September 30, 2016 and 2015, we had seven and four investments which had a PIK interest component, respectively. We recorded PIK interest income of $2.4 million, $0.7 million and $0.3 million for the years ended September 30, 2016, 2015 and 2014, respectively. We collected $0.1 million, $0, and $0.1 million of PIK interest in cash for the years ended September 30, 2016, 2015 and 2014, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded $3.4 million, $1.9 million and $2.4 million in success fee income during the years ended September 30, 2016, 2015, and 2014, respectively.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We recorded $0.3 million, $0.9 million and $1.0 million of dividend income during the years ended September 30, 2016, 2015, and 2014, respectively.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. We recorded $0.2 million, $0 million and $0.5 million of prepayment fee income during the years ended September 30, 2016, 2015, and 2014, respectively.

Success fees, prepayment fees, dividend income, and any other income amounts are all recorded in other income in our accompanying Consolidated Statements of Operations.

Deferred Financing Fees

Deferred financing costs consist of costs incurred to obtain financing, including legal fees, origination fees and administration fees. Costs associated with our Credit Facility and the issuance of our mandatorily redeemable preferred stock are deferred and amortized in our accompanying Consolidated Statements of Operations using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. Refer to Note 6—Mandatorily Redeemable Preferred Stock for additional information regarding our preferred stock and Note 5 —Borrowings for additional information regarding our Credit Facility.

Related Party Fees

In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement dated May 1, 2015, as amended. This fee is also accrued at the end of the quarter when the service is performed and generally paid the following quarter.

We pay separately for administrative services pursuant to the Administration Agreement. These administrative fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter. Refer to Note 4—Related Party Transactions for additional information regarding these related party fees and agreements.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2012—2014 remain subject to examination by the Internal Revenue Service (“IRS”).

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

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We are currently assessing the impact of ASU 2016-15 and do not anticipate a material impact on our cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. We elected to early adopt ASU 2015-02 effective April 1, 2016. The adoption of ASU-2015-02 did not have a material impact on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), as amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”) and as amended in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), and in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which supersede or replace nearly all GAAP revenue recognition guidance. The new guidance establishes a new revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of the new guidance and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting these standards. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, and ASU 2016-12, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2016 and 2015, all of our investments were valued using Level 3 inputs and during the years ended September 30, 2016 and 2015, there were no transfers in or out of Level 1, 2 and 3. The following table presents our investments carried at fair value as of September 30, 2016 and 2015, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2016	2015
Non-Control/Non-Affiliate Investments
Secured first lien debt	$134,067	$150,426
Secured second lien debt	80,446	100,039
Unsecured debt	3,012	—
Preferred equity	7,051	21,767
Common equity/equivalents	1,825	5,179

Total Non-Control/Non-Affiliate Investments	$226,401	$277,411

Affiliate Investments
Secured first lien debt	$54,620	$46,953
Secured second lien debt	13,650	13,860
Preferred equity	3,211	495
Common equity/equivalents	3,992	4,721

Total Affiliate Investments	$75,473	$66,029

Control Investments
Secured first lien debt	$10,034	$9,461
Secured second lien debt	6,224	6,404
Preferred equity	—	—
Common equity/equivalents	3,982	6,586

Total Control Investments	$20,240	$22,451

Total Investments, at Fair Value	$322,114	$365,891

In accordance with ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2016 and 2015. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30,				Range / Weighted Average as of September 30,
	2016	2015	Valuation Techniques/ Methodologies	Unobservable Input	2016	2015

Secured first lien debt(A)	$141,550	$130,900	Yield Analysis	Discount Rate	8.1% – 18.5% / 12.1%	6.6% – 30.0% / 13.0%
	54,630	58,138	TEV	EBITDA multiple	3.2x – 5.5x / 2.3x	2.4x – 7.4x / 6.3x
				EBITDA	$1,262 – $20,269 / $4,619	$1,333 –$55,042 /$7,895
				Revenue multiple	0.2x – 0.4x / 0.4x	0.3x – 0.8x / 0.7x
				Revenue	$4,696 – $15,083 /$14,139	$1,838 – $6,387 / $2,968
	2,541	17,802	Market Quote	IBP	64.5% – 64.5% / 64.5%	77.0% – 100.0% /87.7%
Secured second lien debt(B)	72,678	34,525	Yield Analysis	Discount Rate	12.0% – 22.0% / 15.1%	10.2% – 16.2% /13.9%
	21,417	72,624	Market Quotes	IBP	40.0% – 98.3% / 83.7%	78.0% – 99.5% / 94.9%
	6,225	13,154	TEV	EBITDA multiple	4.7x – 4.7x /4.7x	5.0x – 6.4x / 5.7x
				EBITDA	$2,759 – $2,759 / $2,759	$3,740 – $6,878 / $5,353
				Revenue multiple	—	—
				Revenue	—	—
Unsecured debt	3,012	—	Yield Analysis	Discount Rate	9.9% – 9.9% / 9.9%	—
Preferred and common equity /equivalents (C)	18,017	36,547	TEV	EBITDA multiple	3.2x – 7.5x / 5.8x	2.4x – 7.7x / 6.3x
				EBITDA	$1,132 – $86,041/ $7,714	$249 – $55,042 /$9,258
				Revenue multiple	0.4x – 0.4x / 0.4x	—
				Revenue	$7,708 –$15,083/ $14,009	—
				Discount Rate	11.7% – 11.7% / 11.7%	—
	2,044	2,201	Investments in Funds		—	—

Total Investments, at Fair Value	$322,114	$365,891

(A)	Fair value as of September 30, 2016 includes one new proprietary debt investment and two restructured proprietary debt investments totaling $12.6 million, which were valued at cost, and two proprietary debt investments totaling $38.8 million, which were valued at the expected exit amount. Fair value as of September 30, 2015 includes three new proprietary investments totaling $28.8 million, one restructured investment for $2.4 million, which was valued at cost, and two proprietary investments, which were valued at expected exit amounts totaling $28.2 million.
(B)	Fair value as of September 30, 2016 includes one new proprietary debt investment for $10.0 million which was valued at cost. Fair Value as of September 30, 2015 includes one new proprietary investment for $6.8 million, which was valued at cost, and one syndicated investment, which was valued at payoff totaling $4.0 million.
(C)	Fair value as of September 30, 2016 includes one new proprietary investment and one restructured proprietary investment totaling $0.5 million, which were valued at cost, and two proprietary investments for $7.3 million, which were valued at the expected payoff amount. Fair value as of September 30, 2015 includes three new proprietary investments totaling $1.4 million, which were valued at cost.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2016 and 2015 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2016	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2015	$206,840	$120,303	$—	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(10,452)	(131)	—	17,820	(21)	7,216
Net unrealized (depreciation) appreciation(B)	478	(8,050)	17	4,276	(6,545)	(9,824)
Reversal of prior period net depreciation (appreciation) on realization(B)	12,014	147	—	(17,173)	(497)	(5,509)

New investments, repayments and settlements:(C)
Issuances/originations	75,675	14,369	144	578	3,781	94,547
Settlements/repayments	(67,186)	(40,317)	5	(1,271)	—	(108,769)
Sales	(1,760)	(43)	—	(18,865)	(770)	(21,438)
Transfers	(16,888)	14,042	2,846	582	(582)	—

Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$9,799	$322,114

Year Ended September 30, 2015:	Secured First Lien Debt	Secured Second Lien Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair value as of September 30, 2014	$129,750	$124,551	$13,684	$13,301	$281,286
Total (losses) gains:
Net realized (loss) gain(A)	(21,016)	(11,915)	(2,175)	1,440	(33,666)
Net unrealized (depreciation) appreciation(B)	(10,334)	(4,807)	5,722	(1,534)	(10,953)
Reversal of prior period net depreciation (appreciation) on realization(B)	21,463	12,402	2,175	(1,440)	34,600

New investments, repayments, and settlements:(C)
Issuances/originations	101,733	27,691	3,269	4,095	136,788
Settlements/repayments	(7,179)	(5,536)	(413)	(434)	(13,562)
Sales	(7,577)	(19,447)	—	(1,578)	(28,602)
Transfers	—	(2,636)	—	2,636	—

Fair Value as of September 30, 2015	$206,840	$120,303	$22,262	$16,486	$365,891

(A)	Included in net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the amortization of discounts and PIK; as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs, and other cost-basis adjustments.

Proprietary Investments

As of September 30, 2016 and 2015, we held 32 and 33 proprietary investments with an aggregate fair value of $291.3 million and $310.9 million, or 90.4% and 85.0% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2016:

•	In October 2015, Allison Publications, LLC paid off at par for proceeds of $8.2 million.

•	In October 2015, we sold our investment in Funko, LLC (“Funko”), which resulted in dividend and prepayment fee income of $0.3 million and a realized gain of $16.9 million. In connection with the sale, we received net cash proceeds of $15.3 million, full repayment of our debt investment of $9.5 million, and a continuing preferred and common equity investment in Funko Acquisition Holdings, LLC, with a combined cost basis and fair value of $0.3 million at the close of the transaction. Additionally, we recorded a tax liability for the net unrealized built-in gain of $9.8 million that was realized upon the sale, of which $9.4 million has been subsequently paid. The remaining tax liability of $0.4 million is included within other liabilities on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2016.

•	In November 2015, we restructured our investment in Legend Communications of Wyoming, LLC (“Legend”) resulting in a $2.7 million pay down on the existing loan and a new $3.8 million investment in Drumcree, LLC. In March 2016, Legend paid off at par for proceeds of $4.0 million.

•	In December 2015, we sold our investment in Heartland Communications Group (“Heartland”) for net proceeds of $1.5 million, which resulted in a realized loss of $2.4 million. Heartland was on non-accrual status at the time of the sale.

•	In January 2016, we invested $8.5 million in LCR Contractors, Inc. through secured first lien debt.

•	In March 2016, we invested $10.0 million in Travel Sentry, Inc. through secured first lien debt.

•	In March 2016, J. America paid off at par for proceeds of $5.1 million.

•	In April 2016, we received net proceeds of $8.0 million related to the sale of Ashland Acquisition LLC, which resulted in a realized gain of approximately $0.1 million.

•	In June 2016, we invested $30.0 million in IA Tech, LLC through secured first lien debt.

•	In August 2016, we invested $10.0 million in Merlin International, Inc. through secured second lien debt.

•	In September 2016, we invested $7.5 million in Canopy Safety Brands, LLC through a combination of secured first lien debt and equity.

•	In September 2016, we sold our investment in Westland Technologies, Inc. for net proceeds of $5.3 million, which resulted in a net realized gain of $0.9 million.

•	In September 2016, we sold our investment in Southern Petroleum Laboratories, Inc. for net proceeds of $9.8 million, which resulted in a realized gain of $0.9 million.

•	In September 2016, we restructured our investment in Precision Acquisition Group Holdings, Inc. which resulted in a realized loss of $3.8 million and a new $4.0 million investment in PIC 360, LLC and a new $1.6 million investment in Precision International, LLC.

Syndicated Investments

As of September 30, 2016 and September 30, 2015, we held 13 and 15 syndicated investments with an aggregate fair value of $30.8 million and $55.0 million, or 9.6% and 15.0% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2016:

•	In October 2015, Ameriqual Group, LLC paid off at par for proceeds of $7.4 million.

•	In October 2015, we sold our investment in First American Payment Systems, L.P. for net proceeds of $4.0 million, which resulted in a net realized loss of $0.2 million.

•	In February 2016, our investment in Targus Group International, Inc. was restructured, which resulted in a realized loss of $5.5 million and a new investment in Targus Cayman HoldCo Limited.

•	In May 2016, we invested $2.0 million in Netsmart Technologies, Inc. through secured second lien debt.

•	In June 2016, Vision Solutions, Inc. paid off at par for proceeds of $8.0 million.

•	In June 2016, GTCR Valor Companies, Inc. paid off at par for proceeds of $3.0 million.

•	In June 2016, Vision Solutions, Inc. paid off at par for proceeds of $8.0 million.

•	In September 2016, we invested $2.0 million in Datapipe, Inc. through secured second lien debt.

Investment Concentrations

As of September 30, 2016, our investment portfolio consisted of investments in 45 portfolio companies located in 22 states in 20 different industries, with an aggregate fair value of $322.1 million. The five largest investments at fair value as of September 30, 2016 totaled $112.1 million, or 34.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2015 totaling $109.6 million, or 30.0% of our total investment portfolio. As of each of September 30, 2016 and 2015 our average investment by obligor was $8.5 million at cost.

The following table outlines our investments by security type at September 30, 2016 and 2015:

	September 30, 2016				September 30, 2015
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$227,439	59.6%	$198,721	61.7%	$248,050	60.5%	$206,840	56.5%
Secured second lien debt	113,796	29.8	100,320	31.2	125,875	30.7	120,303	32.9
Unsecured debt	2,995	0.8	3,012	0.9	—	—	—	—

Total debt investments	344,230	90.2	302,053	93.8	373,925	91.2	327,143	89.4

Preferred equity	22,988	6.0	10,262	3.2	22,616	5.5	22,262	6.1
Common equity/equivalents	14,583	3.8	9,799	3.0	13,703	3.3	16,486	4.5

Total equity investments	37,571	9.8	20,061	6.2	36,319	8.8	38,748	10.6

Total Investments	$381,801	100.0%	$322,114	100.0%	$410,244	100.0%	$365,891	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Healthcare, education and childcare	$70,577	21.9%	$44,994	12.3%
Diversified/Conglomerate Manufacturing	50,106	15.6	56,504	15.4
Diversified/Conglomerate Service	48,898	15.2	13,763	3.8
Oil and gas	31,279	9.7	51,110	14.0
Beverage, food and tobacco	15,022	4.7	22,817	6.2
Automobile	14,837	4.6	17,699	4.8
Diversified natural resources, precious metals and minerals	14,821	4.6	16,072	4.4
Cargo Transportation	13,000	4.0	13,434	3.7
Buildings and real estate	11,223	3.5	2,385	0.7
Leisure, Amusement, Motion Pictures, Entertainment	8,769	2.7	8,500	2.3
Personal and non-durable consumer products	7,858	2.4	43,418	11.9
Printing and publishing	6,033	1.9	25,452	7.0
Telecommunications	5,790	1.8	5,865	1.6
Machinery	5,597	1.7	4,655	1.3
Broadcast and entertainment	4,682	1.5	5,235	1.4
Textiles and leather	3,836	1.2	6,911	1.9
Finance	3,000	0.9	8,356	2.3
Electronics	2,980	0.9	13,550	3.7
Other, < 2.0%	3,806	1.2	5,171	1.3

Total Investments	$322,114	100.0%	$365,891	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2016 and 2015:

	September 30, 2016		September 30, 2015
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$131,181	40.8%	$117,367	32.1%
Midwest	100,142	31.1	124,924	34.1
West	57,786	17.9	112,575	30.8
Northeast	33,005	10.2	11,025	3.0

Total Investments	$322,114	100.0%	$365,891	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2016:

Year Ending September 30,	Amount(A)
2017	$40,128
2018	61,830
2019	48,068
2020	83,486
Thereafter	111,229

Total contractual repayments	$344,741
Equity investments	37,571
Adjustments to cost basis on debt investments	(511)

Investment Portfolio as of September 30, 2016, at Cost:	$381,801

(A)	Subsequent to September 30, 2016, two debt investments with aggregate principal balances maturing during each of the years ending September 30, 2017, September 30, 2018, September 30, 2019 and September 30, 2020, of $18.4 million, $7.7 Million, $7.0 million and $2.0 million, respectively, were repaid at par.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and 2015, we had gross receivables from portfolio companies of $0.3 million and $0.6 million, respectively. The allowance for uncollectible receivables was $0 at both September 30, 2016 and 2015. In addition, as of September 2016 and 2015, we had an allowance for uncollectible interest receivables of $0 and $1.2 million, respectively, which is reflected in interest receivable, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

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

We also pay the Adviser a loan servicing fee for its role of servicer pursuant to our Credit Facility. The entire loan servicing fee paid to the Adviser by Business Loan is voluntarily, irrevocably and unconditionally credited against the base management fee otherwise payable to the Adviser, since Business Loan is a consolidated subsidiary of ours, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement.

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

The following table summarizes fees paid to the Adviser, including the base management fee, incentive fee, and loan servicing fee and associated voluntary, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2016	2015	2014
Average total assets subject to base management fee(A)	$324,800	$355,510	$293,200
Multiplied by annual base management fee of 1.75% - 2.0%	1.75%	2.0 – 1.75%	2.0%

Base management fee(B)	5,684	6,888	5,864
Portfolio company fee credit	(785)	(1,399)	(797)
Senior syndicated loan fee credit	(92)	(118)	(117)

Net Base Management Fee	$4,807	$5,371	$4,950

Loan servicing fee(B)	3,890	3,816	3,503
Credit to base management fee - loan servicing fee(B)	(3,890)	(3,816)	(3,503)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$4,514	$4,083	$4,297
Incentive fee credit	(1,429)	(1,367)	(1,180)

Net Incentive Fee	$3,085	$2,716	$3,117

Portfolio company fee credit	$(785)	$(1,399)	$(797)
Senior syndicated loan fee credit	(92)	(118)	(117)
Incentive fee credit	(1,429)	(1,367)	(1,180)

Credit to Fees from Adviser - Other(B)	$(2,306)	$(2,884)	$(2,094)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million, $0.3 million, and $0.2 million for the years ended September 30, 2016, 2015, and 2014, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for each of the years ended September 30, 2016, 2015, and 2014.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2016, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2016.

Our Board of Directors accepted an unconditional and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2016, 2015, and 2014.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower under the Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our Credit Facility. As discussed in the notes to the table above, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, irrevocably and unconditionally credited back to us by the Adviser.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.5 million, $1.0 million and $0.8 million during the years ended September 31, 2016, 2015, and 2014.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,
	2016	2015
Base management fee due to Adviser	$162	$60
Loan servicing fee due to Adviser	236	241
Incentive fee due to Adviser	824	603

Total fees due to Adviser	1,222	904

Fee due to Administrator	282	250

Total Related Party Fees Due	$1,504	$1,154

Other operating expenses due to the Adviser as of September 30, 2016 and 2015, totaled $10 and $7, respectively. In addition, other net co-investment expenses (for reimbursement purposes) due to Gladstone Investment totaled $8 and $0.1 million for the years ended September 30, 2016 and 2015, respectively. These amounts were received or paid in full subsequent to each fiscal year end and have been included in other assets, net and other liabilities, as appropriate, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2016 and 2015.

Note Receivable from Former Employee

Our employee note receivable was paid in full in May 2015 and all shares of common stock that were held as collateral were released at that time. During the year ended September 30, 2015, we received $0.1 million in principal repayments from the former employee, paying off the note in full. We recognized interest income from the employee note of $4 and $14 for the years ended September 30, 2015 and 2014 respectively.

NOTE 5. BORROWINGS

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into a Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender (our “Credit Facility”), which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before April 19, 2020 (fifteen months after the revolving period end date). Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

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

On February 8, 2016 and August 18, 2016, we entered into Amendments No. 1 and 2 to our Credit Facility, respectively, each of which clarified various constraints on available borrowings.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of September 30, 2016 and 2015 and during the years ended September 30, 2016, 2015 and 2014.

	As of September 30,
	2016	2015
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	71,300	127,300
Availability(A)	31,053	22,360

	Year Ended September 30,
	2016	2015	2014
Weighted average borrowings outstanding, at cost	$64,055	$92,488	$41,866
Weighted average interest rate(B)	4.5%	4.1%	6.3%
Commitment (unused) fees incurred	$539	$383	$959

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $214.5 million as of September 30, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $260.7 million, asset coverage on our “senior securities representing indebtedness” of 462.3%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of September 30, 2016. As of September 30, 2016, we were in compliance with all of our Credit Facility covenants.

Pursuant to the terms of our Credit Facility, on July 15, 2013, we, through Business Loan, entered into an interest rate cap agreement with KeyBank, effective July 9, 2013 which expired in January 2016. The interest rate cap was for a notional amount of $35.0 million that effectively limited the interest rate on a portion of our borrowings under our Credit Facility. The one month LIBOR cap was set at 5.0%. We incurred a premium fee of $62 in conjunction with this agreement, which is recorded in other assets on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2015. As of September 30, 2015, the fair value of our interest rate cap agreement was $0.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for our Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. At each of September 30, 2016 and 2015, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. At each of September 30, 2016 and 2015, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2016 and 2015, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2016 and 2015:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2016	2015

Credit Facility	$71,300	$127,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2016	2015
Fair value as of September 30, 2016 and 2015, respectively	$127,300	$38,013
Borrowings	103,000	147,500
Repayments	(159,000)	(56,900)
Net unrealized (depreciation) appreciation (A)	—	(1,313)

Fair Value as of September 30, 2016 and 2015, respectively	$71,300	$127,300

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Assets and Liabilities for the years ended September 30, 2016 and 2015.

The fair value of the collateral under our Credit Facility was approximately $282.0 million and $312.0 million in aggregate as of September 30, 2016 and 2015, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

Pursuant to our prior registration statement, in May 2014, we completed a public offering of approximately 2.4 million shares of 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which are recorded as deferred financing fees on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period ending June 30, 2021, the mandatory redemption date.

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

The asset coverage on our “senior securities that are stock” as of September 30, 2016 was 249.5%, calculated in accordance with Section 18 of the 1940 Act. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250
	January 12, 2016	January 22, 2016	February 2, 2016	0.1406250
	January 12, 2016	February 18, 2016	February 29, 2016	0.1406250
	January 12, 2016	March 21, 2016	March 31, 2016	0.1406250
	April 12, 2016	April 22, 2016	May 2, 2016	0.1406250
	April 12, 2016	May 19, 2016	May 31, 2016	0.1406250
	April 12, 2016	June 17, 2016	June 30, 2016	0.1406250
	July 12, 2016	July 22, 2016	August 2, 2016	0.1406250
	July 12, 2016	August 22, 2016	August 31, 2016	0.1406250
	July 12, 2016	September 21, 2016	September 30, 2016	0.1406250

Fiscal Year Ended September 30, 2016:				$1.6875000

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.1406250
	October 7, 2014	November 17, 2014	November 26, 2014	0.1406250
	October 7, 2014	December 19, 2014	December 31, 2014	0.1406250
	January 13, 2015	January 23, 2015	February 3, 2015	0.1406250
	January 13, 2015	February 18, 2015	February 27, 2015	0.1406250
	January 13, 2015	March 20, 2015	March 31, 2015	0.1406250
	April 14, 2015	April 24, 2015	May 5, 2015	0.1406250
	April 14, 2015	May 19, 2015	May 29, 2015	0.1406250
	April 14, 2015	June 19, 2015	June 30, 2015	0.1406250
	July 13, 2015	July 24, 2015	August 4, 2015	0.1406250
	July 13, 2015	August 20, 2015	August 31, 2015	0.1406250
	July 13, 2015	September 21, 2015	September 30, 2015	0.1406250

Fiscal Year Ended September 30, 2015:				$1.6875000

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability, at cost, as of September 30, 2016 and 2015. The related distribution payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of September 30, 2016 and September 30, 2015, was approximately $62.5 million and $62.4 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for each of the years ended September 30, 2016 and 2015 were approximately $4.1 million. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

Registration Statement

We filed a universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 18, 2015, and subsequently filed Pre-Effective Amendment No. 1 on March 17, 2016 and Pre-Effective Amendment No. 2 on March 29, 2016, which the SEC declared effective on March 29, 2016. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. After the common stock offering in October 2016, we currently have the ability to issue up to $282.7 million in securities under the registration statement. See Note 15 – Subsequent Events for further discussion of our common stock offering subsequent to fiscal year end.

Common Stock Offerings

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2015, we sold an aggregate of 131,462 shares of our common stock under the Sales Agreements, for net proceeds, after deducting underwriting discounts and offering costs borne by us, of approximately $1.0 million. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016.

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

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular number of shares of common stock. The termination date is the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in gross purchases of $0.6 million.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the years ended September 30, 2016, 2015 and 2014:

	Year Ended September 30,
	2016	2015	2014
Numerator for basic and diluted net increase in net assets resulting from operations per weighted average common share	$11,367	$8,484	$11,233
Denominator for basic and diluted weighted average common shares	23,200,642	21,066,844	21,000,160

Basic and Diluted Net Increase in Net Assets Resulting from Operations per Weighted Average Common Share	$0.49	$0.40	$0.53

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

The federal income tax characteristics of all distributions will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year. For the nine months ended September 30, 2016, approximately 100.0% of our common distributions were deemed to be paid from ordinary income. For the twelve months ended December 31, 2015, approximately 100.0% of our common distributions were deemed to be paid from ordinary income for Form 1099 reporting purposes. For the nine months ended September 30, 2014, approximately 100.0% of our common distributions were deemed to be paid from a return of capital. For the quarter ended December 31, 2014, approximately 100.0% of our common distributions were deemed to be paid from ordinary income, with none deemed to be from a return of capital for Form 1099 reporting purposes. The return of capital in the 2014 calendar year resulted primarily from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

We paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07
	January 12, 2016	January 22, 2016	February 2, 2016	0.07
	January 12, 2016	February 18, 2016	February 29, 2016	0.07
	January 12, 2016	March 21, 2016	March 31, 2016	0.07
	April 12, 2016	April 22, 2016	May 2, 2016	0.07
	April 12, 2016	May 19, 2016	May 31, 2016	0.07
	April 12, 2016	June 17, 2016	June 30, 2016	0.07
	July 12, 2016	July 22, 2016	August 2, 2016	0.07
	July 12, 2016	August 22, 2016	August 31, 2016	0.07
	July 12, 2016	September 21, 2016	September 30, 2016	0.07

Fiscal Year 2016 Total:				$0.84

2015	October 7, 2014	October 22, 2014	October 31, 2014	$0.07
	October 7, 2014	November 17, 2014	November 26, 2014	0.07
	October 7, 2014	December 19, 2014	December 31, 2014	0.07
	January 13, 2015	January 23, 2015	February 3, 2015	0.07
	January 13, 2015	February 18, 2015	February 27, 2015	0.07
	January 13, 2015	March 20, 2015	March 31, 2015	0.07
	April 14, 2015	April 24, 2015	May 5, 2015	0.07
	April 14, 2015	May 19, 2015	May 29, 2015	0.07
	April 14, 2015	June 19, 2015	June 30, 2015	0.07
	July 13, 2015	July 24, 2015	August 4, 2015	0.07
	July 13, 2015	August 20, 2015	August 31, 2015	0.07
	July 13, 2015	September 21, 2015	September 30, 2015	0.07

Fiscal Year 2015 Total:				$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $19.5 million and $17.7 million for the years ended September 30, 2016 and 2015, and were declared based on estimates of investment company taxable income for the respective fiscal years. For the year ended September 30, 2016, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid in fiscal year 2017 as having been paid in the respective prior year. For the year ended September 30, 2015, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $1.7 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year. For the year ended September 30, 2014, common stockholder distributions to be declared and paid exceeded our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends), which resulted in an estimated partial return of capital of approximately $15.2 million. The returns of capital primarily resulted from GAAP realized losses being recognized as ordinary losses for federal income tax purposes.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2016	2015
Common stock	$23	$21
Capital in excess of par value	327,678	307,862
Cumulative net unrealized depreciation of investments	(59,687)	(44,736)
Cumulative net unrealized appreciation of other	—	(61)
Undistributed Ordinary Income	5,521	—
Capital loss carryforward	(63,259)	(34,650)
Post-October tax loss deferral	(2,257)	(35,754)
Other temporary differences	(6,812)	(1,238)

Net Assets	$201,207	$191,444

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2016, we had $26.4 million and $0.9 million of capital loss carryforwards that expire in 2017 and 2018, respectively. Additionally, as of September 30, 2016, we had $38.0 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2016 and 2015, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets and cash flows were affected by these adjustments.

	Year Ended September 30,
	2016	2015
Undistributed net investment income	$5,818	$387
Accumulated net realized losses	(7,754)	(387)
Capital in excess of par value	1,936	—

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income. Because we have distributed more than 90.0% of our investment company taxable income, no income tax provisions have been recorded for the years ended September 30, 2016, 2015 and 2014.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2016, 2015 and 2014.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business, including the enforcement of our rights under contracts with our portfolio companies. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operation or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2016 and 2015, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of September 30, 2016 and 2015.

Financial Commitments and Obligations

We have lines of credit, a delayed draw term loan, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of September 30, 2016 and September 30, 2015 to be immaterial.

The following table summarizes the amounts of our unused lines of credit and delayed draw term loan and uncalled capital commitment, at cost, as of September 30, 2016 and September 30, 2015, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2016	2015
Unused line of credit commitments	$6,397	$14,655
Delayed draw term loan	1,300	—
Uncalled capital commitment	2,004	2,214

Total	$9,701	$16,869

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2016	2015	2014	2013	2012
Per Common Share Data:
Net asset value at beginning of year (A)	$9.06	$9.51	$9.81	$8.98	$10.16
Income from operations(B)
Net investment income	0.84	0.84	0.87	0.88	0.91
Net realized gain (loss) on investments and other	0.31	(1.62)	(0.58)	(0.25)	(0.61)
Net unrealized appreciation (depreciation) of investments	(0.66)	1.12	0.35	0.74	(0.53)
Realized loss on extinguishment of debt	—	—	(0.06)	—	—
Net unrealized depreciation (appreciation) of other	—	0.06	(0.05)	0.16	(0.15)

Total from operations	0.49	0.40	0.53	1.53	(0.38)

Distributions to common stockholders from(B)(C)
Ordinary income	(0.70)	(0.84)	(0.12)	(0.78)	(0.77)
Realized gains	(0.14)	—	—	—	—
Return of capital	—	—	(0.72)	(0.06)	(0.07)

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Issuance of common stock	—	0.06	—	—	—
Offering costs for issuance of common stock	(0.05)	(0.01)	—	—	—
Repurchase of common stock	0.02
Repayment of principal on employee notes	—	—	—	0.14	0.02
Dilutive effect of common stock issuance(D)	(0.05)	(0.06)	—	—	—

Total capital share transactions	(0.08)	(0.01)	—	0.14	0.02

Other, net(B)(E)	(0.01)	—	0.01	—	0.02

Net asset value at end of year(A)	$8.62	$9.06	$9.51	$9.81	$8.98

Per common share market value at beginning of year	$8.13	$8.77	$8.73	$8.75	$6.86
Per common share market value at end of year	8.13	8.13	8.77	8.73	8.75
Total return(F)	11.68%	2.40%	9.62%	9.90%	41.39%
Common stock outstanding at end of year(A)	23,344,422	21,131,622	21,000,160	21,000,160	21,000,160

Statement of Assets and Liabilities Data:
Net assets at end of year	$201,207	$191,444	$199,660	$205,992	$188,564
Average net assets(G)	193,228	198,864	201,009	189,599	201,012
Senior securities Data:
Borrowings under Credit Facility, at cost	$71,300	$127,300	$36,700	$46,900	$58,800
Mandatorily redeemable preferred stock	61,000	61,000	61,000	38,497	38,497
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	10.16	10.24	9.06	9.37	10.59
Ratio of net investment income to average net assets(J)	10.08	8.90	9.14	9.70	9.47

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the fiscal quarter ended December 31, 2015, the dilution was a result of issuing 2.3 million shares of common stock in an overnight offering at a public offering price of $8.55 per share, which was below the then current NAV of $9.06 per share.
(E)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.90%, 10.93%, 9.65%, 9.91%, and 10.72% for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012, respectively.
(J)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.35%, 8.22%, 8.55%, 9.17%, and 9.13% for the fiscal years ended September 30, 2016, 2015, 2014, 2013 and 2012, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2016
	Quarter Ended December 31, 2015	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016

Total investment income	$10,060	$9,456	$9,844	$9,750
Net investment income	4,759	4,917	4,907	4,905
Net increase (decrease) in net assets resulting from operations	(8,704)	(6,139)	5,516	20,697

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$(0.38)	$(0.26)	$0.24	$0.89

	Year Ended September 30, 2015
	Quarter Ended December 31, 2014	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015

Total investment income	$8,726	$9,223	$9,935	$10,174
Net investment income	3,691	3,693	4,836	5,480
Net increase (decrease) in net assets resulting from operations	331	9,542	3,307	(4,696)

Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share (Basic and Diluted)	$0.02	$0.45	$0.16	$(0.22)

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We had certain unconsolidated subsidiaries which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X during at least one of the years ended September 30, 2016, 2015 and 2014. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2016 and 2015 and for the years ended September 30, 2016, 2015 and 2014.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2016	2015	Income Statement	2016	2015	2014
Defiance Integrated	Current assets	$5,527	$7,006	Net sales	$23,427	$28,345	$28,565
Technologies, Inc.	Noncurrent assets	12,460	12,782	Gross profit	3,338	5,049	6,589
	Current liabilities	2,158	2,282	Net (loss) income	106	(447)	2,040
	Noncurrent liabilities	8,697	10,854

GFRC Holdings LLC	Current assets	3,116	2,177	Net sales	5,206	6,387	10,452
	Noncurrent assets	1,520	641	Gross profit (loss)	935	(370)	1,488
	Current liabilities	1,612	4,241	Net loss	(446)	(12,839)	(1,413)
	Noncurrent liabilities	1,969	13,741

Midwest Metal Distribution, Inc.(A)	Current assets	—	—	Net sales	—	17,148	102,485
	Noncurrent assets	—	—	Gross profit	—	1,888	12,495
	Current liabilities	—	—	Net loss	—	(1,181)	(1,250)
	Noncurrent liabilities	—	—		—

RBC Acquisition Corp.	Current assets	7,943	6,154	Net sales	15,254	10,585	13,060
	Noncurrent assets	14,388	17,903	Gross profit	4,655	(564)	1,897
	Current liabilities	1,891	5,927	Net loss	(191)	(7,370)	(5,351)
	Noncurrent liabilities	6,000	27,845

Sunshine Media Group, Inc.	Current assets	2,164	3,413	Net sales	14,514	16,083	15,707
	Noncurrent assets	1,096	1,308	Gross profit	5,774	7,286	7,523
	Current liabilities	8,460	8,311	Net loss	(1,701)	(1,406)	(439)
	Noncurrent liabilities	29,020	29,137

(A)	Investment exited in December 2014 and is no longer in our portfolio as of September 30, 2016 and 2015. The financial information presented for the income statement for the year ended September 30, 2015 is from October 1, 2014 through November 30, 2014.

Defiance Integrated Technologies, Inc. (“Defiance”) was incorporated in Delaware on May 22, 2009 and is headquartered in Defiance, Ohio. Defiance is a leading manufacturer of axle nut and washer systems for the heavy (Class 8) truck industry in North America and also provides a wheel bearing retainer nut, used primarily on light trucks, and brake cable tension limiters.

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

NOTE 15. SUBSEQUENT EVENTS

Common Stock Offering

In October 2016, we completed a public offering of 2.0 million shares of our common stock. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million.

Distributions

On October 11, 2016, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
October 21, 2016	October 31, 2016	$0.07	$0.140625
November 17, 2016	November 30, 2016	0.07	0.140625
December 20, 2016	December 30, 2016	0.07	0.140625

Total for the Quarter		$0.21	$0.421875

Portfolio Activity

In October 2016, RP Crown Parent paid off at par for proceeds of $2.0 million.

In November 2016, we completed the sale of RBC Acquisition Corp. for net proceeds of approximately $37 million, which resulted in a realized loss of approximately $2 million. In connection with the sale, we received success fee income of $1.1 million.

In November 2016, we invested $5.2 million in Sea Link International through secured second lien debt and equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Election of Directors” and “Section  16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Executive Compensation” and “Director Compensation for Fiscal Year 2016.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2017 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2017 Proxy Statement under the caption “Principal Accounting Firm Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS REPORT

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates	116

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3.	Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restarted Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 8, 2016.

10.8	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated as of August 18, 2016, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 99.2.K.8 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208637), filed October 28, 2016.

10.9	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.10	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.11	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.12	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.13	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.14	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12	Statements Re: Computation of Ratios (filed herewith).

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2015, 2014 and 2013(audited) (filed herewith).

99.2	Financial Statements of Sunshine Media Group, Inc. and Subsidiaries as of and for the year ended December 31, 2015 (audited) (filed herewith).

99.3	Financial Statements of Sunshine Media Group, Inc. and Subsidiaries as of and for the years ended December 31, 2014 and 2013 (audited) (filed herewith).

99.4	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the years ended September 30, 2015 and 2014 (unaudited) (filed herewith).

99.5	Financial Statements of RBC Acquisition Corp. and Subsidiary as of and for the year ended September 30, 2014 (audited) (filed herewith).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 21, 2016	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 21, 2016	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 21, 2016	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 21, 2016	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: November 21, 2016	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 21, 2016	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 21, 2016	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 21, 2016	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 21, 2016	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 21, 2016	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 21, 2016	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Interest, Dividends, and Other Income(C)	Value as of September 30, 2015	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2016
CONTROL INVESTMENTS:

Defiance Integrated Technologies, Inc.	Secured Second Lien Debt	$1,540	$6,384	$—	$(159)	$6,225
	Common Stock	—	6,586	580	(3,185)	3,981

		1,540	12,970	580	(3,344)	10,206

Lindmark Acquisition, LLC	Secured First Lien Debt(G)	—	—	—	—	—
	Success Fee on Secured Second Lien Debt(G)	125	20	—	(20)	—
	Common Stock(G)	—	—	—	—	—

		125	20	—	(20)	—

PIC 360, LLC	Secured Second Lien Debt(H)	—	—	4,000	—	4,000
	Common Stock Warrants(H)	—	—	1	—	1

		—	—	4,001	—	4,001

Sunshine Media Holdings	Secured First Lien Line of Credit	109	1,396	—	(68)	1,328
	Secured First Lien Debt	407	2,379	—	(991)	1,388
	Secured First Lien Debt(F)	—	5,686	—	(2,369)	3,317
	Secured First Lien Debt(F)	—	—	—	—	—
	Preferred Stock	—	—	—	—	—
	Common Stock	—	—	—	—	—
	Common Stock Warrants	—	—	—	—	—

		516	9,461	—	(3,428)	6,033

TOTAL CONTROL INVESTMENTS		$2,181	$22,451	$4,581	$(6,792)	$20,240

AFFILIATE INVESTMENTS:

Ashland Acquisition, LLC	Secured First Lien Line of Credit(G)	$926	$—	$—	$—	$—
	Secured First Lien Debt(G)	8	7,017	—	(7,017)	—
	Preferred Equity Units(G)	—	574	—	(574)	—
	Common Equity Units(G)	—	238	—	(238)	—

		934	7,829	—	(7,829)	—

Edge Adhesives Holdings, Inc.	Secured First Lien Line of Credit(H)	—	—	—	—	—
	Secured First Lien Debt	788	6,123	—	(47)	6,076
	Secured First Lien Debt	224	1,582	—	(6)	1,576
	Secured First Lien Debt(H)	—	—	—	—	—
	Preferred Stock	—	—	—	—	—

		1,012	7,705	—	(53)	7,652

FedCap Partners, LLC	Class A Membership Units	—	1,647	—	(382)	1,265

Lignetics, Inc.	Secured Second Lien Debt	732	5,940	—	(90)	5,850
	Secured Second Lien Debt(I)	976	7,920	—	(120)	7,800
	Common Stock	—	2,211	—	(1,040)	1,171

		1,708	16,071	—	(1,250)	14,821

LWO Acquisitions Company, LLC	Secured First Lien Line of Credit(I)	176	1,049	1,421	(493)	1,977
	Secured First Lien Debt(I)	1,186	10,566	144	(2,132)	8,578
	Common Stock(I)	—	545	—	(545)	—

		1,362	12,160	1,565	(3,170)	10,555

Name of Issuer(A)	Title of Issue or Nature of Indebtedness(B)	Amount of Interest, Dividends, and Other Income(C)	Value as of September 30, 2015	Gross Additions(D)	Gross Reductions(E)	Value as of September 30, 2016
AFFILIATE INVESTMENTS (Continued):
RBC Acquisition Corp.	Secured First Lien Line of Credit	$599	$—	$7,219	$—	$7,219
	Secured First Lien Mortgage Note	927	4,000	629	—	4,629
	Secured First Lien Debt	1,608	9,746	4,836	—	14,582
	Secured Second Lien Debt	214	6,871	833		7,704
	Preferred Stock	—	—	3,211	—	3,211
	Common Stock	—	—	—	—	—

		3,348	20,617	16,728		37,345
Targus Cayman HoldCo Limited	Secured First Lien Debt	204	—	2,279	—	2,279
	Common Stock	—	—	1,556	—	1,556

		204	—	3,835	—	3,835

TOTAL AFFILIATE INVESTMENTS		$8,568	$66,029	$22,128	$(12,684)	$75,473

(A)	Certain of the listed securities are issued by affiliates(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted. The principal amount of debt and the number of shares of common and preferred stock and number of membership units are shown in our accompanying Consolidated Schedules of Investments as of September 30, 2016 and 2015.
(C)	Represents the total amount of interest, dividends and other income credited to investment income for the portion of the fiscal year an investment was a control or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees. Gross additions also include net increases in unrealized appreciation or decreases in unrealized depreciation.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs. Gross reductions also include net increases in unrealized depreciation or decreases in unrealized appreciation.
(F)	Debt security was on non-accrual status as of (or during the year ended) September 30, 2016, and, therefore, was considered non-income producing for a period of time during the fiscal year ended September 30, 2016.
(G)	We exited this investment during the year ended September 30, 2016.
(H)	New investment during the year ended September 30, 2016.
**	Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.