Form 10-Q
period 2016-12-31
GLADSTONE CAPITAL CORP
filed 2017-02-08
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 7, 2017 was 25,517,866.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	September 30,
	2016	2016
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $261,446 and $250,991, respectively)	$230,989	$226,401
Affiliate investments (Cost of $46,825 and $85,013, respectively)	37,991	75,473
Control investments (Cost of $40,717 and $45,797 respectively)	19,266	20,240

Total investments at fair value (Cost of $348,988 and $381,801 respectively)	288,246	322,114

Cash and cash equivalents	5,780	6,152
Restricted cash and cash equivalents	51	406
Interest receivable, net	1,953	2,333
Due from custodian	2,943	2,164
Deferred financing fees	1,335	1,521
Other assets, net	4,344	848

TOTAL ASSETS	$304,652	$335,538

LIABILITIES
Borrowings, at fair value (Cost of $28,200 and $71,300, respectively)	$27,987	$71,300
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding	59,448	59,360
Accounts payable and accrued expenses	614	1,019
Interest payable	110	201
Fees due to Adviser(A)	1,211	1,222
Fee due to Administrator(A)	300	282
Other liabilities	1,597	947

TOTAL LIABILITIES	$91,267	$134,331

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 25,517,866 shares issued and outstanding as of December 31, 2016 and 23,344,422 shares issued and outstanding as of September 30, 2016	$26	$23
Capital in excess of par value	343,946	327,678
Cumulative net unrealized depreciation of investments	(60,742)	(59,687)
Cumulative net unrealized depreciation of other	213	—
(Over) Under distributed net investment income	(544)	4,277
Accumulated net realized losses	(69,514)	(71,084)

TOTAL NET ASSETS	$213,385	$201,207

NET ASSET VALUE PER COMMON SHARE	$8.36	$8.62

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
INVESTMENT INCOME
Interest income, net
Non-Control/Non-Affiliate investments	$6,806	$6,908
Affiliate investments	1,380	1,965
Control investments	445	311
Other	2	—

Total interest income	8,633	9,184
Other income
Non-Control/Non-Affiliate investments	199	501
Affiliate investments	1,142	—
Control investments	—	375

Total other income	1,341	876

Total investment income	9,974	10,060

EXPENSES
Base management fee(A)	1,378	1,528
Loan servicing fee(A)	983	1,008
Incentive fee(A)	1,293	1,118
Administration fee(A)	300	336
Interest expense on borrowings	556	785
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029
Amortization of deferred financing fees	273	255
Professional fees	236	353
Other general and administrative expenses	401	283

Expenses, before credits from Adviser	6,449	6,695
Credit to base management fee - loan servicing fee(A)	(983)	(1,008)
Credits to fees from Adviser - other(A)	(699)	(386)

Total expenses, net of credits	4,767	5,301

NET INVESTMENT INCOME	5,207	4,759

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	3,882	14,492
Affiliate investments	(2,330)	1,207
Control investments	(5,000)	(317)
Other	—	(2)

Total net realized (loss) gain	(3,448)	15,380
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(5,867)	(20,230)
Affiliate investments	706	(4,755)
Control investments	4,106	(3,858)
Other	212	—

Total net unrealized (depreciation) appreciation	(843)	(28,843)

Net realized and unrealized loss	(4,291)	(13,463)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$916	$(8,704)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21

Net increase (decrease) in net assets resulting from operations	$0.04	$(0.38)

Distributions declared and paid	$0.21	$0.21

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	24,778,970	22,687,057

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
OPERATIONS
Net investment income	$5,207	$4,759
Net realized (loss) gain on investments	(3,448)	15,380
Net unrealized depreciation of investments	(1,055)	(28,843)
Net unrealized depreciation of other	212	—

Net (decrease) increase in net assets resulting from operations	916	(8,704)

DISTRIBUTIONS
Distributions to common stockholders from ordinary income	(5,207)	(4,759)

Net decrease in net assets resulting from capital transactions	(5,207)	(4,759)

CAPITAL TRANSACTIONS
Issuance of common stock	17,344	19,665
Offering costs for issuance of common stock	(875)	(1,176)

Net increase in net assets resulting from capital transactions	16,469	18,489

NET INCREASE IN NET ASSETS	12,178	5,026
NET ASSETS, BEGINNING OF PERIOD	201,207	191,444

NET ASSETS, END OF PERIOD	$213,385	$196,470

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$916	$(8,704)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(20,047)	(5,087)
Principal repayments on investments	42,234	41,331
Net proceeds from sale of investments	8,219	19,876
Increase in investments due to paid-in-kind interest or other	(1,095)	(2,936)
Net change in premiums, discounts and amortization	54	(57)
Cost adjustments on non-accrual loans	—	(388)
Net realized loss (gain) on investments	3,448	(15,382)
Net unrealized depreciation of investments	1,055	28,844
Decrease in restricted cash and cash equivalents	355	132
Amortization of deferred financing fees	273	255
Decrease in interest receivable, net	380	3,025
Increase in due from custodian	(779)	(1,966)
Decrease in other assets, net	(3,495)	(3,449)
(Decrease) increase in accounts payable and accrued expenses	(405)	76
Decrease in interest payable	(91)	(124)
(Decrease) increase in fees due to Adviser(A)	(11)	574
Increase in fee due to Administrator(A)	18	86
Increase in other liabilities	650	9,962
Net unrealized depreciation of other	(213)	—

Net cash provided by operating activities	31,466	66,068

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	24,200	14,500
Repayments on borrowings	(67,300)	(84,300)
Proceeds from issuance of common stock	17,344	19,665
Offering costs for issuance of common stock	(875)	(1,176)
Distributions paid to common stockholders	(5,207)	(4,759)

Net cash used in financing activities	(31,838)	(56,070)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(372)	9,998
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,152	3,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,780	$13,806

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$13,130
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	13,130
Alloy Die Casting Corp.(S)	Diversified/conglomerate	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,999
	manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	75	75	72
		Secured First Lien Debt (Due 10/2018)(D) (Q)	390	390	374
		Preferred Stock (1,742 shares)(F)(H)		1,742	—
		Common Stock (270 shares)(F)(H)		18	—

				7,460	5,445
B+T Group Acquisition Inc. (S)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,865
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,865
Canopy Safety Brands, LLC	Personal and non-durable consumer products	Secured First Lien Line of Credit, $500 available (7.3%, Due 9/2019) (D)	—	—	—
		Secured First Lien Debt (10.5%, Due 9/2021) (D)	7,000	7,000	7,000
		Participation Warrant(F)(H)		500	369

				7,500	7,369
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.8%, Due 2/2015)(F)	108	108	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(F)(G)	4,997	4,997	4,997
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,673
		Preferred Stock (700,000 units)(F)(H)		700	858

				8,500	8,531
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.9% PIK, Due 4/2020)(D)	15,303	15,303	6,121
		Secured Second Lien Debt (10.8% PIK, Due 4/2020)(D)	7,128	7,128	2,851
		Preferred Equity Units (1,656 units)(F)(H)		1,215	—
		Common Equity Units (1,656 units)(F)(H)		1	—

				23,647	8,972
Funko Acquisition Holdings, LLC(S)	Personal and non-durable	Preferred Equity Units (260 units)(H)(F)		213	365
	consumer products	Common Stock (975 units) (H)(F)		—	—

				213	365
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $295 available (9.0%, Due 9/2018)(F)	905	905	905
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	890
		Common Stock Warrants (45.0% ownership)(F)(H)		—	—

				2,930	2,795
IA Tech, LLC	Diversified/conglomerate	Secured First Lien Debt (12.0%, Due 6/2021)(D)	23,000	23,000	23,345
	service
LCR Contractors, LLC	Buildings and Real Estate	Secured First Lien Debt (10.3%, Due 1/2021)(D)	8,500	8,500	8,596
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $1,581 uncalled capital commitment)(H)(M)(R)		1,414	1,254

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Meridian Rack & Pinion, Inc. (S)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,793
		Preferred Stock (1,449 shares)(F)(H)		1,449	834

				5,589	4,627
Merlin International, Inc.	Healthcare, education, and childcare	Secured Second Lien Debt (11.0%, Due 8/2022)(D)	10,000	10,000	10,075
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	6,750	6,750	6,801
		Common Stock (450 units)(F)(H)		450	296

				7,200	7,097
Precision International, LLC	Machinery	Secured First Lien Debt (10.0% PIK, Due 9/2021)(D)	610	610	609
		Secured First Lien Mortgage Note (3.0%, Due 9/2017)(D)	1,000	1,000	999
		Membership Unit Warrant (33.3% ownership) (F)(H)		—	—

				1,610	1,608
Sea Link International IRB, Inc.	Automobile	Secured Second Lien Debt (11.3%, Due 11/2021) (G)(J)	5,000	5,000	5,000
		Secured Second Lien Delayed Draw Term Loan, $2,000 available (11.3%, Due 11/2021) (G)(J)	—	—	—
		Common Equity Units (240,000 units) (H)(J)		240	240

				5,240	5,240
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (9.8%, Due 12/2021)(D)	9,329	9,329	9,399
Triple H Food Processors, LLC	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,400	7,400	7,492
		Common Stock (250,000 units)(F)(H)		250	503

				7,650	7,995
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	9,433	9,433	9,515

				9,433	9,515
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,722	17,723	17,457
		Preferred Stock (538 shares)(F)(H)		538	694
		Common Stock (1,158 shares)(F)(H)		148	45

				18,409	18,196
Vacation Rental Pros Property Management, LLC	Hotels, motels, inns, and gaming	Secured Second Lien Debt (11.0%, 3.0% PIK, Due 6/2023)(J)	7,000	7,000	7,000
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (7.5%, Due 1/2017)(D)(T)	1,450	1,450	1,347
		Secured First Lien Delayed Draw Term Loan, $1,200 available (10.0%, Due 1/2017)(D)(G)(T)	1,300	1,300	1,191
		Secured First Lien Debt (9.8%, Due 1/2017)(D)(T)	9,000	9,000	8,243

				11,750	10,781
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $1,825 available (8.0%, Due 4/2017)(D)	1,175	1,174	1,116
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	11,191	11,191	10,631
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,637
		Preferred Stock (1,000 shares)(F)(H)		618	59

				19,983	18,443

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$223,505	$200,640

Syndicated Investments:
DataPipe, Inc.	Diversified/conglomerate service	Secured Second Lien Debt (9.0%, Due 9/2019)(E)	2,000	1,955	1,975
LDiscovery, LLC	Diversified/conglomerate service	Secured Second Lien Debt (11.0%, Due 12/2023) (E)	5,000	4,800	4,800

NetSmart Technologies, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.5%, Due 10/2023)(E)	3,660	3,605	3,633

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,991	3,000
PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G) Common Stock (21,429 shares)(F)(H)	$3,075	$3,038	$3,091
				2,637	—

				5,675	3,091
PSC Industrial Holdings Corp.	Diversified/conglomerate	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,445	3,272
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,862	3,250
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	519	516	510
Vertellus Holdings LLC	Chemicals, plastics and rubber	Secured Second Lien Debt (13.0%, Due 10/2021) (E) Common Stock Units (879,121 units) (E)	1,099	1,099	1,066
				3,017	1,187

				4,116	2,253
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,480	4,365

W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	496	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$37,941	$30,349

Total Non-Control/Non-Affiliate Investments (represented 80.1% of total investments at fair value)				$261,446	$230,989

AFFILIATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings LLC(S)	Diversified/conglomerate manufacturing	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,107
		Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,584
		Preferred Stock (2,516 units)(F)(H)		2,516	627

				10,316	8,318
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled Commitment)(H)(L)(R)		1,634	1,265
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,730
		Secured Second Lien Debt (12.0%, Due 2/2021) (D)	8,000	8,000	7,640
		Common Stock (152,603 shares)(F)(H)		1,855	439

				15,855	13,809
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $0 available (6.5%, 2.0% PIK, Due 12/2017)(D)	2,608	2,608	2,113
		Secured First Lien Debt (9.5%, 2.0% PIK, Due 12/2019)(D)	10,777	10,777	8,729
		Common Units (921,000 units)(F)(H)		921	—

				14,306	10,842

Subtotal – Affiliate Proprietary Investments				$42,111	$34,234

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS(O) (Continued):
Syndicated Investments:
Targus Cayman HoldCo Limited	Textiles and leather	Secured First Lien Debt (15.0% PIK, Due 12/2019)(D)(G)	2,370	2,370	2,370
		Common Stock (526,141 shares)(F)(H)		2,344	1,387

				4,714	3,757

Total Affiliate Investments (represented 13.2% of total investments at fair value)				$46,825	$37,991

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,145	$6,145	$6,145
		Common Stock (33,321 shares)(F)(H)		580	3,271

				$6,725	$9,416
PIC 360, LLC	Machinery	Secured First Lien Debt (14.0%, Due 12/2017)(F)(G)	4,000	4,000	4,000
		Common Equity Units (750 units) (F)		1	221

				4,001	4,221
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2018)(F)(G)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2018)(F)(G)	5,000	3,525	1,269
		Secured First Lien Debt (4.8%, Due 5/2018)(F)(I)	11,948	8,423	3,032
		Secured First Lien Debt (5.5%, Due 5/2018)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				29,991	5,629

Total Control Proprietary Investments (represented 6.7% of total investments at fair value)				$40,717	$19,266

TOTAL INVESTMENTS				$348,988	$288,246

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $250.7 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2016, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.9% of total investments, at fair value, as of December 31, 2016.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at December 31, 2016, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near December 31, 2016, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New investment valued at cost, as it was determined that the price paid during the quarter ended December 31, 2016 best represents fair value as of December 31, 2016.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.

(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	This investment does not have a stated interest rate that is payable thereon.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order (“Co-Investment Order”) granted by the U.S. Securities and Exchange Commission.
(T)	Subsequent to December 31, 2016, the maturity dates of our loans to Vision Government Solutions were extended to April 2017.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$13,000
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	13,000
Alloy Die Casting Corp.(T)	Diversified/conglomerate	Secured First Lien Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,973
	manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)	75	75	71
		Secured First Lien Debt (Due 10/2018)(D) (Q)	390	390	372
		Preferred Stock (1,742 shares)(F)(H)		1,742	—
		Common Stock (270 shares)(F)(H)		18	—

				7,460	5,416
Behrens Manufacturing, LLC(T)	Diversified/conglomerate	Secured First Lien Debt (13.0%, Due 12/2018)(R)	4,275	4,275	4,638
	manufacturing	Preferred Stock (1,253 shares)(H)(R)		1,253	4,100

				5,528	8,738
B+T Group Acquisition Inc. (T)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,790
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,790
Canopy Safety Brands, LLC	Personal and non-durable consumer products	Secured First Lien Line of Credit, $500 available (7.0%, Due 9/2019) (J)	—	—	—
		Secured First Lien Debt (10.5%, Due 9/2021) (J)	7,000	7,000	7,000
		Participation Warrant(J)		500	500

				7,500	7,500
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (7.3%, Due 2/2015)(F)	108	108	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(F)(G)	4,836	4,836	4,682
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,800
		Preferred Stock (700,000 units)(F)(H)		700	969

				8,500	8,769
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.4%, Due 4/2020)(D)	15,000	15,000	8,250
		Secured Second Lien Debt (10.8%, Due 4/2020)(D)	7,000	7,000	3,850
		Preferred Equity Units (1,277 units)(F)(H)		976	—
		Common Equity Units (1,277 units)(F)(H)		1	—

				22,977	12,100
Funko Acquisition Holdings, LLC(T)	Personal and non-durable	Preferred Equity Units (260 units)(H)(F)		260	358
	consumer products	Common Stock (975 units) (H)(F)		—	—

				260	358
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $295 available (9.0%, Due 9/2018)(F)	905	905	905
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	754
		Common Stock Warrants (45.0% ownership)(F)(H)		—	—

				2,930	2,659
IA Tech, LLC	Diversified/conglomerate service	Secured First Lien Debt (12.0%, Due 6/2021)(D)	23,000	23,000	23,230
LCR Contractors, LLC	Buildings and Real Estate	Secured First Lien Debt (10.0%, Due 1/2021)(D)	8,500	8,500	8,564
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $2,004 uncalled capital commitment)(H)(M)(S)		991	779

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Meridian Rack & Pinion, Inc. (T)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,767
		Preferred Stock (1,449 shares)(F)(H)		1,449	255

				5,589	4,022
Merlin International, Inc.	Healthcare, education, and childcare	Secured Second Lien Debt (11.0%, Due 8/2022)(J)	10,000	10,000	10,000
Mikawaya	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	6,750	6,750	6,649
		Common Stock (450 units)(F)(H)		450	172

				7,200	6,821
Precision International, LLC	Machinery	Secured First Lien Debt (10.0% PIK, Due 9/2021)(F)(G)	600	600	600
		Secured First Lien Mortgage Note (3.0%, Due 9/2017)(F)(G)	1,000	1,000	996
		Membership Unit Warrant (33.3% ownership) (F)(H)		—	—

				1,600	1,596
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (9.5%, Due 12/2021)(D)	9,665	9,665	9,677
Triple H Food Processors, LLC	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,600	7,600	7,676
		Common Stock (250,000 units)(F)(H)		250	525

				7,850	8,201
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	10,000	10,000	10,050

				10,000	10,050
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,632	17,632	17,280
		Preferred Stock (382 shares)(F)(H)		382	428
		Common Stock (852 shares)(F)(H)		44	36

				18,058	17,744
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (7.5%, Due 1/2017)(D)	1,450	1,450	1,355
		Secured First Lien Delayed Draw Term Loan, $1,300 available (10.0%, Due 1/2017)(D)(G)	1,200	1,200	1,106
		Secured First Lien Debt (9.8%, Due 1/2017)(D)	9,000	9,000	8,293

				11,650	10,754
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $1,125 available (8.0%, Due 4/2017)(D)	1,175	1,174	1,127
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	11,691	11,691	11,216
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,637
		Preferred Stock (1,000 shares)(F)(H)		618	—

				20,483	18,980

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$216,728	$199,430

Syndicated Investments:
Autoparts Holdings Limited	Automobile	Secured Second Lien Debt (11.0%, Due 1/2018)(E)	$700	$699	$609
DataPipe, Inc.	Diversified/conglomerate service	Secured Second Lien Debt (9.0%, Due 9/2019)(E)	2,000	1,951	1,965
NetSmart Technologies, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.5%, Due 10/2023)(E)	2,000	1,952	1,960

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,990	3,280
PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G)	$3,000	$2,960	$3,012
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,597	3,012
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,443	3,273
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(R)	2,000	1,976	2,000
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,854	3,000
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	980
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)(I)	3,940	3,831	2,541
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,479	4,151
W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$34,263	$26,971

Total Non-Control/Non-Affiliate Investments (represented 70.3% of total investments at fair value)				$250,991	$226,401

AFFILIATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings LLC(T)	Diversified/conglomerate	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,076
	manufacturing	Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,576
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,652
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled Commitment)(H)(L)(S)		1,634	1,265
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,850
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,800
		Common Stock (152,603 shares)(F)(H)		1,856	1,171

				15,856	14,821
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $125 available (6.5%, 2.0% PIK, Due 12/2017)(D)	2,471	2,471	1,977
		Secured First Lien Debt (9.5%, 2.0% PIK, Due 12/2019)(D)	10,723	10,723	8,578
		Common Units (921,000 units)(F)(H)		921	—

				14,115	10,555
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Debt (8.0%, Due 2/2019)(G)(R)	$6,954	$6,954	$7,219
		Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(G)(R)	4,629	4,629	4,629
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(G)(R)	13,808	13,808	14,582
		Secured First Lien Mortgage Note (Due 12/2017)(Q)(R)	7,704	7,704	7,704
		Preferred Stock (4,999,000 shares)(H)(K)(R)		4,999	3,211
		Common Stock (2,000,000 shares)(H)(R)		370	—

				38,464	37,345

Subtotal – Affiliate Proprietary Investments				$80,385	$71,638

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

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2016

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services-Investment Companies (“ASC 946”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our Credit Facility (defined in Note 5 – Borrowings).

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of December 31, 2016 and September 30, 2016, we held no investments in portfolio companies through Gladstone Financial.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2016, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on November 21, 2016.

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

Reclassifications

Certain amounts have been reclassified to conform to the current year presentation.

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of as a deferred financing cost asset on the balance sheet. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-03 was effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-03 during the three months ended December 31, 2016. ASU 2015-15 was effective immediately and we opted to continue to present debt issuance costs related to line of credit arrangements as assets.

As of December 31, 2016 and September 30, 2016, we had unamortized deferred financing costs related to our mandatorily redeemable preferred stock of $1.6 million. These costs have been reclassified from Deferred financing costs, net, to Mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.

The following table summarizes the retrospective adjustment and the overall impact on the previously reported consolidated financial statements:

	September 30, 2016
	As Previously Reported	Retrospective Application
Deferred financing costs, net	$3,161	$1,521
Mandatorily redeemable preferred stock, net	61,000	59,360

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended December 31, 2016) are generally valued at original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. At December 31, 2016, one portfolio company, Sunshine Media Holdings, was partially on non-accrual status with an aggregate debt cost basis of approximately $19.1 million, or 6.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $3.0 million, or 1.1% of the fair value of all debt investments in our portfolio. At September 30, 2016, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 1.9% of the fair value of all debt investments in our portfolio.

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

As of December 31, 2016 and September 30, 2016, we had 10 and 12 OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $20 during the three months ended December 31, 2016 and $0.1 million during the three months ended December 31, 2015. The unamortized balance of OID investments as of December 31, 2016 and September 30, 2016 totaled $0.6 million and $0.5 million, respectively. As of December 31, 2016 and September 30, 2016, we had eight and seven investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.2 million during the three months ended December 31, 2016 and $0.1 million during the three months ended December 31, 2015. We collected $1.0 million and $0 in PIK interest in cash during the three months ended December 31, 2016 and 2015, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded $1.5 million and $0.8 million in success fee income during the three months ended December 31, 2016 and 2015, respectively.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We recorded $0 and $0.1 million of dividend income during the three months ended December 31, 2016 and 2015, respectively.

During the three months ended December 31, 2016, we recharacterized $0.2 million of dividend income from our investment in Behrens Manufacturing, LLC (“Behrens”) recorded during our fiscal year ended September 30, 2016 as a return of capital.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. We recorded $20 and $0.1 million in prepayment fees during the three months ended December 31, 2016 and 2015, respectively.

Success fees, prepayment fees, dividend income, and any other income amounts are all recorded in other income in our accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We are currently assessing the impact of ASU 2016-18 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016. In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. Since this guidance focuses on certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15. ASU 2014-15 is effective for annual periods ending after December 31, 2016 and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. We are currently assessing the impact of ASU 2014-09, as amended, and do not anticipate a material impact on our financial position, results of operations or cash flows from adopting this standard. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of December 31, 2016 and September 30, 2016, all of our investments were valued using Level 3 inputs and during the three months ended December 31, 2016 and 2015, there were no investments transferred into or out of Levels 1, 2 or 3. The following table presents our investments carried at fair value as of December 31, 2016 and September 30, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2016	September 30, 2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$125,798	$134,067
Secured second lien debt	94,506	80,446
Unsecured debt	3,091	3,012
Preferred equity	3,788	7,051
Common equity/equivalents	3,806	1,825

Total Non-Control/Non-Affiliate Investments	$230,989	$226,401

Affiliate Investments
Secured first lien debt	$20,903	$54,620
Secured second lien debt	13,370	13,650
Preferred equity	627	3,211
Common equity/equivalents	3,091	3,992

Total Affiliate Investments	$37,991	$75,473

Control Investments
Secured first lien debt	$9,629	$10,034
Secured second lien debt	6,145	6,224
Common equity/equivalents	3,492	3,982

Total Control Investments	$19,266	$20,240

Total Investments, at Fair Value	$288,246	$322,114

In accordance with ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2016 and September 30, 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2016	September 30, 2016	Valuation Technique/ Methodology	Unobservable Input	December 31, 2016	September 30, 2016
Secured first lien debt(A)	$133,163	$141,550	Yield Analysis	Discount Rate	8.7% -18.1% / 12.3%	8.1% -18.5% / 12.1%
	23,167	54,630	TEV	EBITDA multiples	3.3x – 4.4x / 2.7x	3.2x - 5.5x / 2.3x
				EBITDA	$1,309 -$4,911 / $2,476	$1,262 - $20,269 / $4,619
				Revenue multiples	0.4x – 0.4x / 0.4x	0.2x – 0.4x / 0.4x
				Revenue	$8,101 -$14,073 / $13,705	$4,696 - $15,083 / $14,139
	—	2,541	Market Quotes	IBP	—	64.5% - 64.5% / 64.5%
Secured second lien debt(B)	81,805	72,678	Yield Analysis	Discount Rate	10.9% - 22.2% / 14.5%	12.0% - 22.0% / 15.1%
	26,071	21,417	Market Quotes	IBP	40.0% - 99.3% / 87.6%	40.0% - 98.3% / 83.7%
	6,145	6,225	TEV	EBITDA multiples	4.9x – 4.9x / 4.9x	4.7x – 4.7x / 4.7x
				EBITDA	$2,368 - $2,368 / $2,368	$2,759 -$2,759 / $2,759
Unsecured debt	3,091	3,012	Yield Analysis	Discount Rate	9.9% - 9.9% / 9.9%	9.9% -9.9% / 9.9%
Preferred and common equity / equivalents(C)	11,098	18,017	TEV	EBITDA multiples	3.3x – 7.8x / 6.1x	3.2x – 7.5x / 5.8x
				EBITDA	$791 - $92,069 / $7,296	$1,132 - $86,041 / $7,714
				Revenue multiple	0.4x – 0.4x / 0.4x	0.4x – 0.4x / 0.4x
				Revenue	$8,101 - $14,073 / $13,204	$7,708 - $15,083 / $14,009
				Discount Rate	12.4% - 12.4% / 12.4%	11.7% - 11.7% / 11.7%
	1,187	—	Market Quotes	IBP	39.3% - 39.3% / 39.3%	—
	2,519	2,044	Investments in Funds(D)

Total Investments, at Fair Value	$288,246	$322,114

(A)	Fair value as of September 30, 2016 includes one new proprietary debt investment and two restructured proprietary debt investments totaling $12.6 million, which were valued at cost, and two proprietary debt investments totaling $38.8 million, which were valued at the expected exit amount.
(B)	Fair value as of December 31, 2016 includes two new proprietary debt investments totaling $12.0 million, which were valued at cost. Fair value as of September 30, 2016 includes one new proprietary debt investment for $10.0 million which was valued at cost.
(C)	Fair value as of December 31, 2016 includes one new proprietary investment totaling $0.2 million, which was valued at cost. Fair value as of September 30, 2016 includes one new proprietary investment and one restructured proprietary investment totaling $0.5 million, which were valued at cost, and two proprietary investments for $7.3 million, which were valued at the expected payoff amount.
(D)	Fair value as of December 31, 2016 and September 30, 2016 is based on net asset value as a practical expedient and is not subject to leveling within the fair value hierarchy.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2016 and 2015 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR TO DATE 2017:	Secured	Secured			Common
Three Months Ended December 31, 2016	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$9,799	$322,114
Total gains (losses):
Net realized (loss) gain(A)	(4,899)	25	—	1,426	—	(3,448)
Net unrealized (depreciation) appreciation(B)	2,656	(3,220)	1	1,116	(3,195)	(2,642)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,210	66	—	(1,059)	370	1,587
New investments, repayments and settlements:(C)
Issuances/originations	548	19,358	75	394	768	21,143
Settlements/repayments	(38,865)	(3,426)	3	—	—	(42,288)
Net proceeds from sales	(101)	(25)	—	(7,724)	(370)	(8,220)
Transfers	(3,940)	923	—	—	3,017	—

Fair Value as of December 31, 2016	$156,330	$114,021	$3,091	$4,415	$10,389	$288,246

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR TO DATE 2016:	Secured	Secured		Common
	First	Second	Preferred	Equity/
Three Months Ended December 31, 2015	Lien Debt	Lien Debt	Equity	Equivalents	Total

Fair Value as of September 30, 2015	$206,840	$120,303	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(1,060)	(174)	17,000	(384)	15,382
Net unrealized depreciation(B)	(8,617)	(3,465)	(469)	(3,187)	(15,738)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,374	147	(16,009)	383	(13,105)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR TO DATE 2016:	Secured	Secured		Common
	First	Second	Preferred	Equity/
Three Months Ended December 31, 2015	Lien Debt	Lien Debt	Equity	Equivalents	Total
New investments, repayments and settlements:(C)
Issuances/originations	7,725	111	187	—	8,023
Settlements/repayments	(29,799)	(11,087)	—	—	(40,886)
Net proceeds from sales	(1,831)	—	(18,045)	—	(19,876)

Fair Value as of December 31, 2015	$175,632	$105,835	$6,979	$11,245	$299,691

(A)	Included in net realized gain (loss) on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the accretion of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of December 31, 2016 and September 30, 2016, we held 32 proprietary investments with an aggregate fair value of $254.1 million and $291.3 million, or 88.2% and 90.4% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2016:

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens Manufacturing, LLC (“Behrens”), which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

Syndicated Investments

As of December 31, 2016 and September 30, 2016, we held 12 and 13 syndicated investments with an aggregate fair value of $34.1 million and $30.8 million, or 11.8% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the three months ended December 31, 2016:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

Investment Concentrations

As of December 31, 2016, our investment portfolio consisted of investments in 44 portfolio companies located in 21 states and in 21 different industries, with an aggregate fair value of $288.2 million. The five largest investments at fair value as of December 31, 2016 totaled $86.9 million, or 30.2% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2016 totaling $112.1 million, or 34.8% of our total investment portfolio. As of December 31, 2016, our average investment by obligor was $7.9 million at cost, as compared to $8.5 million at cost as of September 30, 2016.

The following table outlines our investments by security type at December 31, 2016 and September 30, 2016:

	December 31, 2016				September 30, 2016
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$180,182	51.6%	$156,330	54.2%	$227,439	59.6%	$198,721	61.7%
Secured second lien debt	130,650	37.4	114,021	39.6	113,796	29.8	100,320	31.2
Unsecured debt	3,073	0.9	3,091	1.1	2,995	0.8	3,012	0.9

Total Debt Investments	313,905	89.9	273,442	94.9	344,230	90.2	302,053	93.8

Preferred equity	17,085	4.9	4,415	1.5	22,988	6.0	10,262	3.2
Common equity/equivalents	17,998	5.2	10,389	3.6	14,583	3.8	9,799	3.0

Total Equity Investments	35,083	10.1	14,804	5.1	37,571	9.8	20,061	6.2

Total Investments	$348,988	100.0%	$288,246	100.0%	$381,801	100.0%	$322,114	100.0%

Our investments at fair value consisted of the following industry classifications at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$53,572	18.6%	$48,898	15.2%
Diversified/Conglomerate Manufacturing	42,802	14.8	50,106	15.6
Healthcare, education, and childcare	34,933	12.1	70,577	21.9
Oil and gas	27,615	9.6	31,279	9.7
Automobile	19,283	6.7	14,837	4.6
Beverage, food and tobacco	15,092	5.2	15,022	4.7
Diversified natural resources, precious metals and minerals	13,809	4.8	14,821	4.6
Cargo Transportation	13,130	4.6	13,000	4.0
Buildings and real estate	11,391	4.0	11,223	3.5
Leisure, Amusement, Motion Pictures, Entertainment	8,532	3.0	8,769	2.7
Personal and non-durable consumer products	7,733	2.7	7,858	2.4
Hotels, motels, inns, and gaming	7,000	2.4	—	—
Telecommunications	5,865	2.0	5,790	1.8
Machinery	5,828	2.0	5,597	1.7
Printing and publishing	5,629	2.0	6,033	1.9
Broadcast and entertainment	4,997	1.7	4,682	1.5
Textiles and leather	3,757	1.3	3,836	1.2
Finance	3,250	1.1	3,000	0.9
Electronics	510	0.2	2,980	0.9
Other, < 2.0%	3,518	1.2	3,806	1.2

Total Investments	$288,246	100.0%	$322,114	100.0%

Our investments at fair value were included in the following U.S. geographic regions at December 31, 2016 and September 30, 2016:

	December 31, 2016		September 30, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$139,549	48.4%	$131,181	40.8%
West	56,121	19.5	57,786	17.9
Midwest	55,547	19.3	100,142	31.1
Northeast	37,029	12.8	33,005	10.2

Total Investments	$288,246	100.0%	$322,114	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may also have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2016:

		Amount
For the remaining nine months ending September 30:	2017	$21,008
For the fiscal years ending September 30:	2018	53,949
	2019	44,496
	2020	78,593
	2021	60,831
	Thereafter	60,593

	Total contractual repayments	$319,470
	Equity investments	35,083
	Adjustments to cost basis on debt investments	(5,565)

	Investments Held as of December 31, 2016, at Cost:	$348,988

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and September 30, 2016, we had gross receivables from portfolio companies of $0.3 million. The allowance for uncollectible receivables was $0 at both December 31, 2016 and September 30, 2016. In addition, as of December 31, 2016 and September 30, 2016, we had an allowance for uncollectible interest receivables of $0.1 million and $0, respectively, which is reflected in interest receivable, net on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined based upon management’s judgment that the portfolio company is unable to pay its obligations.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. The Advisory Agreement originally included administrative services; however, it was amended and restated on October 1, 2006. Simultaneously, we entered into the Administration Agreement with the Administrator (discussed further below) to provide those services. With the unanimous approval of our Board of Directors, the Advisory Agreement was later amended in October 2015 to reduce the base management fee payable under the agreement from 2.0% per annum to 1.75% per annum, effective July 1, 2015, with all other terms remaining unchanged. On July 12, 2016, our Board of Directors unanimously approved the annual renewal of the Advisory Agreement through August 31, 2017.

We also pay the Adviser a loan servicing fee for its role of servicer pursuant to our Credit Facility (defined in Note 5 – Borrowings). The entire loan servicing fee paid to the Adviser by Business Loan is voluntarily, irrevocably and unconditionally credited against the base management fee otherwise payable to the Adviser, since Business Loan is a consolidated subsidiary of ours, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as an executive managing director of the Adviser.

The following table summarizes fees paid to the Adviser, including the base management fee, incentive fee, and loan servicing fee and associated unconditional, non-contractual and irrevocable voluntary credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2016	2015
Average total assets subject to base management fee(A)	$315,000	$349,300
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,378	$1,528
Portfolio company fee credit	(649)	(65)
Senior syndicated loan fee credit	(13)	(33)

Net Base Management Fee	$716	$1,430

Loan servicing fee(B)	983	1,088
Credit to base management fee - loan servicing fee(B)	(983)	(1,088)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,293	1,118
Incentive fee credit	(37)	(288)

Net Incentive Fee	$1,256	$830

Portfolio company fee credit	(649)	(65)
Senior syndicated loan fee credit	(13)	(33)
Incentive fee credit	(37)	(288)

Credits to Fees From Adviser - other(B)	$(699)	$(386)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $28 and $40 for the three months ended December 31, 2016 and 2015, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for each of the three months ended December 31, 2016 and 2015.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2016, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2016.

Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2016, and 2015.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower under the Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our Credit Facility (defined in Note 5 – Borrowings). As discussed in the notes to the table above, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, irrevocably and unconditionally credited back to us by the Adviser.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the unconditional, non-contractual and irrevocable voluntary credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.1 million and $0 during the three months ended December 31, 2016 and 2015, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2016	September 30, 2016
Base management fee due (from) to Adviser	$(267)	$162
Loan servicing fee due to Adviser	222	236
Incentive fee due to Adviser	1,256	824

Total fees due to Adviser	1,211	1,222

Fee due to Administrator	300	282

Total Related Party Fees Due	$1,511	$1,504

In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2016 and September 30, 2016, totaled $25 and $10, respectively. In addition, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $2 and $8 as of December 31, 2016 and September 30, 2016, respectively. These amounts were received or paid in full in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2016 and September 30, 2016, respectively.

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

On October 9, 2015 and August 18, 2016, we entered into Amendments No. 1 and 2 to our Credit Facility, respectively, each of which clarified various constraints on available borrowings.

The following tables summarize noteworthy information related to our Credit Facility (at cost) as of December 31, 2016 and September 30, 2016 and during the three months ended December 31, 2016 and 2015:

	December 31, 2016	September 30, 2016
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	28,200	71,300
Availability(A)	84,227	31,053

	For the Three Months Ended December 31,
	2016	2015

Weighted average borrowings outstanding, at cost	$39,278	$74,132
Weighted average interest rate(B)	5.7%	4.2%
Commitment (unused) fees incurred	$166	$121

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $223.2 million as of December 31, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $273.0 million, asset coverage on our “senior securities representing indebtedness” of 1,058.3%, calculated in compliance with the requirements of Section 18 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2016. As of December 31, 2016, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.64% unused fee. As of September 30, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of December 31, 2016 and September 30, 2016, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2016 and September 30, 2016, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2016 and 2015:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2016	September 30, 2016
Credit Facility	$27,987	$71,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2016	2015
Fair value as of September 30, 2016 and 2015, respectively	$71,300	$127,300
Borrowings	24,200	14,500
Repayments	(67,300)	(84,300)
Net unrealized depreciation(A)	(213)	—

Fair Value as of December 31, 2016 and 2015, respectively	$27,987	$57,500

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2016 and 2015.

The fair value of the collateral under our Credit Facility was $250.7 million and $282.0 million as of December 31, 2016 and September 30, 2016, respectively.

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

The asset coverage on our “senior securities that are stock” as of December 31, 2016 was 335.5%, calculated in accordance with Section 18 of the 1940 Act. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the three months ended December 31, 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250

		Three Months Ended December 31, 2015:		$0.4218750

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the three months ended December 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250

		Three Months Ended December 31, 2016:		$0.4218750

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability, at cost, as of December 31, 2016 and September 30, 2016. The related distribution payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of December 31, 2016 and September 30, 2016, was approximately $62.2 million and $62.4 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the three months ended December 31, 2016 and 2015, was $1.0 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

Registration Statement

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. After our common stock offering in October 2016, we currently have the ability to issue up to $282.7 million in securities under the Registration Statement.

Common Stock Offerings

Pursuant to our current registration statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million.

Pursuant to our prior registration statement, on October 27, 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share, which was below our then current NAV per share. In November 2015, the underwriters exercised their option to purchase an additional 300,000 shares. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $18.4 million.

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016 or the three months ended December 31, 2016.

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The repurchases are intended to be implemented through open market transactions on U.S. exchanges or in privately negotiated transactions, in accordance with applicable securities laws, and any market purchases will be made during open trading window periods or pursuant to any applicable Rule 10b5-1 trading plans. The timing, prices, and amounts of repurchases will depend upon prevailing market prices, general economic and market conditions and other considerations. The repurchase program does not obligate us to acquire any particular number of shares of common stock. The termination date was the earlier of repurchasing the total authorized amount of $7.5 million or January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in gross purchases of $0.6 million. We did not repurchase any shares during the three months ended December 31, 2016 and there were no repurchases through the termination date of the program on January 31, 2017.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$916	$(8,704)
Denominator for basic and diluted weighted average common shares	24,778,970	22,687,057

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.04	$(0.38)

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC, we are required to distribute to our stockholders 90.0% of our investment company taxable income. The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of the fiscal year earnings. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions will be reported to stockholders on the Internal Revenue Service Form 1099 at the end of each calendar year.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2016 and 2015:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07

		Three Months Ended December 31, 2016:		$0.21

2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07

		Three Months Ended December 31, 2015:		$0.21

Aggregate distributions declared and paid to our common stockholders for the three months ended December 31, 2016 and 2015, were each approximately $5.2 million and $4.8 million, respectively, and were declared based on estimates of investment company taxable income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of December 31, 2016, 100% would be from ordinary income and 0% would be a return of capital. For the fiscal year ended September 30, 2016, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year.

For the three months ended December 31, 2016 and the fiscal year ended September 30, 2016, we recorded the following adjustments for book-tax differences to reflect tax character.

	Three Months Ended December 31, 2016	Year Ended September 30, 2016
Under (over) distributed net investment income	$(4,821)	$5,818
Accumulated net realized losses	5,020	(7,754)
Capital in excess of par value	(199)	1,936

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2016 and September 30, 2016, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of December 31, 2016 and September 30, 2016 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2016 and September 30, 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2016	September 30, 2016
Unused line of credit commitments	$6,692	$6,397
Delayed draw term loans	3,200	1,300
Uncalled capital commitment	1,581	2,004

Total	$11,473	$9,701

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2016	2015
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.62	$9.06

Net investment income(B)	0.21	0.21
Net realized and unrealized (loss) (B)	(0.17)	(0.59)

Total from operations	0.04	(0.38)

Distributions to common stockholders(A)(C)	(0.21)	(0.21)
Offering costs for issuance of common stock	(0.04)	(0.05)
Dilutive effect of common stock issuance(D)	(0.06)	(0.05)
Other, net(E)	0.01	0.01

Net asset value at end of period(A)	$8.36	$8.38

Market value at beginning of period	$8.13	$8.13
Market value at end of period	9.39	7.31
Total return(F)	18.4%	(7.76)%
Common shares outstanding at end of period	25,517,866	23,431,622
Statement of Assets and Liabilities Data:
Net assets at end of period	$213,385	$196,470
Average net assets(G)	214,052	205,123
Senior Securities Data:
Borrowings under Credit Facility, at cost	$28,200	$57,500
Mandatorily redeemable preferred stock, at liquidation preference	61,000	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets-annualized(H)(I)	8.91%	10.34%
Ratio of net investment income to average net assets-annualized(J)	9.73	9.28

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic common share data for the corresponding period.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	During the fiscal quarters ended December 31, 2016 and 2015, the dilution was a result of issuing common shares during the respective periods at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 8.98% and 10.9% for the fiscal quarters ended December 31, 2016 and 2015.
(J)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.66% and 8.72% for the fiscal quarters ended December 31, 2016 and 2015.

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

We had three unconsolidated subsidiaries, Defiance Integrated Technologies, Inc., PIC 360, LLC, and Sunshine Media Holdings, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended December 31, 2016 and 2015. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the three months ended December 31, 2016 and 2015 for our unconsolidated significant subsidiaries.

	Three Months Ended December 31,
Income Statement	2016	2015
Net sales	$8,648	$10,566
Gross profit	2,172	2,696
Net loss	(702)	(258)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

Distributions to Stockholders

In January 2017, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
January 20, 2017	January 31, 2017	$0.07	$0.140625
February 16, 2017	February 28, 2017	0.07	0.140625
March 22, 2017	March 31, 2017	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation, our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein, including Item 1A. “Risk Factors” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S Securities and Exchange Commission (“SEC”) on November 21, 2016. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We were established for the purpose of investing in debt and equity securities of established private business operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2016, our investment portfolio was made up of approximately 89.9% debt investments and 10.1% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $15 million) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity and have opportunistically made several co-investments with our affiliate Gladstone Investment, pursuant to the Co-Investment Order. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

Business

Portfolio and Investment Activity

During the three months ended December 31, 2016, we invested $17.2 million in three new portfolio companies and extended $3.9 million of investments to existing portfolio companies. In addition, during the three months ended December 31, 2016, we exited 4 portfolio companies through sales and early payoffs. We received a total of $50.5 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the three months ended December 31, 2016. This activity resulted in a net reduction in our overall portfolio of one portfolio company to 44 and a net decrease of 8.6% in our portfolio at cost since September 30, 2016. Continuing into fiscal year 2017, we intend to continue to show our stockholders new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks. Since our initial public offering in August 2001, we have made 449 different loans to, or investments in, 209 companies for a total of approximately $1.6 billion, before giving effect to principal repayments on investments and divestitures.

During the three months ended December 31, 2016, the following significant transactions occurred:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. (“RBC”) for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens Manufacturing, LLC (“Behrens”), which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

Refer to Note 13—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to December 31, 2016.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2019, and currently have a total commitment amount of $170.0 million. Additionally, we issued 2.3 million shares of common stock for gross proceeds of $19.8 million in October 2015, inclusive of the November 2015 overallotment, and we issued approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

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

When our stock trades below NAV per common share, as it has fairly consistently over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 11, 2016, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We completed the abovementioned October 2016 common stock offering as a result of the stockholder approval of the proposal at our 2016 Annual Meeting of Stockholders and additional Board of Directors approval. We are not requesting that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at the Company’s 2017 Annual Meeting of Stockholders to be held in February. Should we decide to issue shares of common stock at a price below NAV, we will seek the requisite approval of our stockholders.

On February 7, 2016, the closing market price of our common stock was $9.91, an 18.5% premium to our December 31, 2016 NAV per share of $8.36.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Section 18(h) of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.” As of December 31, 2016, our asset coverage ratio on our “senior securities representing indebtedness” was 1,058.3% and our asset coverage ratio on our “senior securities that are stock” was 335.5%.

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

Registration Statement

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. We currently have the ability to issue up to $282.7 million in securities under the Registration Statement.

Distributions

On January 10, 2017, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
January 20, 2017	January 31, 2017	$0.07	$0.140625
February 16, 2017	February 28, 2017	0.07	0.140625
March 22, 2017	March 31, 2017	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2016, to the Three Months Ended December 31, 2015

	Three Months Ended December 31,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,633	$9,184	$(551)	(6.0)%
Other income	1,341	876	465	53.1

Total investment income	9,974	10,060	(86)	(0.9)

EXPENSES
Base management fee	1,378	1,528	(150)	(9.8)
Loan servicing fee	983	1,008	(25)	(2.5)
Incentive fee	1,293	1,118	175	15.7
Administration fee	300	336	(36)	(10.7)
Interest expense on borrowings	556	785	(229)	(29.2)
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	—	—
Amortization of deferred financing fees	273	255	18	7.1
Other expenses	637	636	1	NM

Expenses, before credits from Adviser	6,449	6,695	(246)	(3.7)
Credit to base management fee – loan servicing fee	(983)	(1,008)	25	(2.5)
Credits to fees from Adviser - other	(699)	(386)	(313)	81.1

Total expenses, net of credits	4,767	5,301	(534)	(10.1)

NET INVESTMENT INCOME	5,207	4,759	448	9.4

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments and other	(3,448)	15,380	(18,828)	(122.4)
Net unrealized (depreciation) appreciation of investments	(1,055)	(28,843)	27,788	(96.3)
Net unrealized depreciation of other	212	—	212	NM

Net loss from investments and other	(4,291)	(13,463)	9,172	(68.1)%

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$916	$(8,704)	$9,620	(110.5)%

NM = Not Meaningful

Investment Income

Interest income decreased by 6.0% for the three months ended December 31, 2016, as compared to the prior year period. The decrease was driven by a decrease in the principal balance of our interest bearing investment portfolio outstanding during the period. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2016, was $298.8 million, compared to $338.3 million for the prior year period, a decrease of 11.7%. This decrease was due primarily to exits that occurred during the first quarter of fiscal year 2017, discussed under “Portfolio and Investment Activity” above. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which was 11.3% for the three months ended December 31, 2016 and 2015, inclusive of any allowances on interest receivables made during those periods.

As of December 31, 2016 and 2015, one portfolio company, Sunshine Media Holdings (“Sunshine”), was partially on non-accrual status, with an aggregate debt cost basis of approximately $19.1 million and $22.6 million, or 6.1% and 6.7%, of the cost basis of all debt investments in our portfolio, respectively.

For the three months ended December 31, 2016, other income, consisting primarily of success fee income, increased by 53.1% as compared to the prior year period. For the three months ended December 31, 2015, other income consisted primarily of $0.5 million in dividend income received and $0.3 million in success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2016		Three Months Ended December 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC	$23,345	8.1%	$705	7.1%
WadeCo Specialties, Inc.	18,443	6.4	477	4.8
United Flexible, Inc.	18,196	6.3	568	5.7
Lignetics, Inc.	13,809	4.8	429	4.3
AG Transportation Holdings, LLC	13,130	4.6	440	4.4

Subtotal—five largest investments	86,923	30.2	2,619	26.3
Other portfolio companies	201,323	69.8	7,355	73.7

Total Investment Portfolio	$288,246	100.0%	$9,974	100.0%

	As of December 31, 2015		Three Months Ended December 31, 2015
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
WadeCo Specialties, Inc.	$21,446	7.2%	$524	5.2%
RBC Acquisition Corp.	20,754	6.9	784	7.8
United Flexible, Inc.	20,112	6.7	475	4.7
Francis Drilling Fluids, Ltd.	17,415	5.8	642	6.4
Lignetics, Inc.	16,366	5.5	460	4.6

Subtotal—five largest investments	96,093	32.1	2,885	28.7
Other portfolio companies	203,598	67.9	7,175	71.3

Total Investment Portfolio	$299,691	100.0%	$10,060	100.0%

Expenses

Expenses, net of any unconditional, non-contractual and irrevocable voluntary credits to fees from the Adviser, decreased by 10.1% for the three months ended December 31, 2016, as compared to the prior year period. This decrease was primarily due to a decrease in interest expense on borrowings and a decrease in net base management fees, partially offset by an increase in net incentive fee.

Interest expense on borrowings decreased by $0.2 million, or 29.2%, during the three months ended December 31, 2016, as compared to the prior year period, due primarily to a decrease in the borrowings outstanding under our Credit Facility during the period due to the sales and payoffs discussed above. The weighted average balance outstanding under our Credit Facility during the three months ended December 31, 2016, was $39.3 million, as compared to $74.1 million in the prior year period, a decrease of 47.0%.

Net base management fee earned by the Adviser decreased by $0.7 million, or 49.9%, during the three months ended December 31, 2016, as compared to the prior year period, resulting from a decrease in the average total assets outstanding. This decrease was offset by a $0.4 million increase in net incentive fees. Our Board of Directors accepted an unconditional, non-contractual and irrevocable voluntary credit of $37 from the Adviser to reduce the income-based incentive fee to the extent net investment income for the quarter ended December 31, 2016 did not cover 100.0% of the distributions to common stockholders during the period. The credit granted for the quarter ended December 31, 2015, was $0.3 million.

The base management, loan servicing and incentive fees, and associated unconditional, non-contractual, and irrevocable voluntary credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2016	2015
Average total assets subject to base management fee(A)	$315,000	$349,300
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,378	$1,528
Portfolio company fee credit	(649)	(65)
Senior syndicated loan fee credit	(13)	(33)

Net Base Management Fee	$716	$1,430

Loan servicing fee(B)	983	1,088
Credit to base management fee - loan servicing fee(B)	(983)	(1,088)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,293	1,118
Incentive fee credit	(37)	(288)

Net Incentive Fee	$1,256	$830

Portfolio company fee credit	(649)	(65)
Senior syndicated loan fee credit	(13)	(33)
Incentive fee credit	(37)	(288)

Credits to Fees From Adviser - other(B)	$(699)	$(386)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Realized and Unrealized Gain (Loss)

Net Realized Loss on Investments

For the three months ended December 31, 2016, we recorded a net realized loss on investments of $3.4 million, which resulted primarily from the sale of substantially all the assets of RBC for a $2.3 million realized loss and the write-off of $5.0 million of our investment in Sunshine, partially offset by the sale of Behrens for a $2.5 million realized gain and a $1.3 million realized gain related to an additional earn-out from Funko, LLC (“Funko”), which was exited in the prior year.

For the three months ended December 31, 2015, we recorded a net realized gain on investments of $15.4 million, which resulted primarily from the sale of Funko for a $17.0 million realized gain, partially offset by the sale of Heartland Communications Group for a $2.4 million realized loss during the period.

Net Unrealized Appreciation (Depreciation) of Investments

The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2016, were as follows:

	Three Months Ended December 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Funko, LLC	$1,251	$53	$—	$1,304
Edge Adhesives Holdings, Inc.	—	666	—	666
Meridian Rack & Pinion, Inc.	—	605	—	605
Mikawaya	—	276	—	276
New Trident Holdcorp, Inc.	—	(281)	—	(281)
Sunshine Media Holdings	(5,000)	983	3,613	(404)
Vertellus Specialties Inc.	109	(574)	—	(465)
Behrens Manufacturing, LLC	2,505	—	(3,211)	(706)
Defiance Integrated Technologies, Inc.	—	(710)	—	(710)
Lignetics, Inc.	—	(1,011)	—	(1,011)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Francis Drilling Fluids, Ltd.	—	(3,797)	—	(3,797)
Other, net (<$250)	17	1,148	66	1,231

Total:	$(3,448)	$(2,642)	$1,587	$(4,503)

The primary driver of net unrealized depreciation for the three months ended December 31, 2016, was a decline in the financial and operational performance of certain portfolio companies, most notably Francis Drilling Fluids, Ltd. (“FDF”) of $3.8 million, Lignetics of $1.0 million, the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off and the reversal of previously recorded unrealized appreciation on our investment on Behrens upon exit. This depreciation was partially offset by the reversal of previously recorded unrealized depreciation on RBC upon exit and an additional earn-out receivable earned and included in the realized gain on the sale of Funko.

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

The largest driver of our net unrealized depreciation for the three months ended December 31, 2015 was a decline in financial and operational performance on several portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably, RBC of $3.8 million, FDF of $2.7 million, and Defiance Integrated Technologies, Inc. of $2.4 million. This depreciation was partially offset by the appreciation on Legend Communications of Wyoming of $2.9 million and an additional earn-out receivable earned and included in the realized gain on the sale of Funko.

As of December 31, 2016, the fair value of our investment portfolio was less than its cost basis by approximately $60.7 million and our entire investment portfolio was valued at 82.6% of cost, as compared to cumulative net unrealized depreciation of $73.2 million and a valuation of our entire portfolio at 80.4% of cost as of December 31, 2015.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized Depreciation of Other

During the three months ended December 31, 2016, we recorded $0.2 million of net unrealized depreciation on our credit facility recorded at fair value whereas no such amounts were incurred in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities for the three months ended December 31, 2016 was $31.5 million as compared to $66.1 million for the three months ended December 31, 2015. The change was primarily due to the increase in purchases of investments and the decrease in net unrealized depreciation period over period. Purchases of investments were $20.0 million during the three months ended December 31, 2016 compared to $5.1 million during the three months ended December 31, 2015. Net unrealized depreciation totaled $1.1 million during the three months ended December 31, 2016 compared to $28.8 million during the three months ended December 31, 2015.

As of December 31, 2016, we had loans to, syndicated participations in or equity investments in 44 private companies, with an aggregate cost basis of approximately $349.0 million. As of December 31, 2015, we had loans to, syndicated participations in or equity investments in 44 private companies, with an aggregate cost basis of approximately $372.9 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2016 and 2015:

	Three Months Ended December 31,
	2016	2015
Beginning investment portfolio, at fair value	$322,114	$365,891
New investments	17,240	3,800
Disbursements to existing portfolio companies	2,807	1,287
Scheduled principal repayments on investments	(1,683)	(369)
Unscheduled principal repayments on investments	(40,551)	(40,962)
Net proceeds from sale of investments	(8,219)	(19,876)
Net unrealized depreciation of investments	(2,642)	(15,738)
Reversal of prior period (appreciation) depreciation of investments on realization	1,587	(13,105)
Net realized gain (loss) on investments	(3,448)	15,382
Increase in investments due to PIK(A) or other	1,095	2,936
Cost adjustments on non-accrual loans	—	388
Net change in premiums, discounts and amortization	(54)	57

Investment Portfolio, at Fair Value	$288,246	$299,691

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2016:

		Amount
For the remaining nine months ending September 30:	2017	$21,008
For the fiscal years ending September 30:	2018	53,949
	2019	44,496
	2020	78,593
	2021	60,831
	Thereafter	60,593

	Total contractual repayments	$319,470
	Equity investments	35,083
	Adjustments to cost basis on debt investments	(5,565)

	Investments Held as of December 31, 2016, at Cost:	$348,988

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2016 was $31.8 million, which consisted primarily of $43.1 million in net repayments on our Credit Facility and $5.2 million in distributions to common stockholders, partially offset by $16.4 million in proceeds from the issuance of common stock, net of underwriting costs. Net cash used in financing activities totaled $56.1 million for the three months ended December 31, 2015 and consisted primarily of net repayments on our Credit Facility of $69.8 million and $4.8 million of distributions to common stockholders, partially offset by $18.4 million in proceeds from the issuance of common stock, net of underwriting costs during the quarter.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the three months ended December 31, 2016 and 2015, which totaled an aggregate of $5.2 million and $4.8 million, respectively. In January 2017, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February and March 2017. Our Board of Directors declared these distributions based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2017.

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

The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2017 will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

Preferred Stock Dividends

We paid monthly cash dividends of $0.140625 per share of our Series 2021 Term Preferred Stock for each month during the three months ended December 31, 2016 and 2015, which totaled an aggregate of $1.0 million during each of the three months ended December 31, 2016 and 2015. In January 2017, our Board of Directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred stock for each of January, February and March 2017. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

Equity

Registration Statement

We filed Post-Effective Amendment No. 2 to our current Registration Statement on Form N-2 (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. We currently have the ability to issue up to $282.7 million in securities under the Registration Statement.

Common Stock

Pursuant to our current Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million. The net proceeds of this offering were used to repay borrowings under our Credit Facility.

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the

Company’s common stock. During the twelve months ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in gross purchases of $0.6 million. We did not repurchase any shares of our common stock during the three months ended December 31, 2016 and there were no repurchases through the termination date of the program on January 31, 2017.

Pursuant to our prior registration statement, on October 27, 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share, which was below our then current NAV per share. In November 2015, the underwriters exercised their option to purchase an additional 300,000 shares. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $18.4 million. The net proceeds of this offering were used to repay borrowings under our Credit Facility.

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016 or the three months ended December 31, 2016.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders. We completed the abovementioned October 2016 common stock offering as a result of the stockholder approval of the proposal at our 2016 Annual Meeting of Stockholders and additional Board of Directors approval. We are not requesting that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at the Company’s 2017 Annual Meeting of Stockholders to be held in February. Should we decide to issue shares of common stock at a price below NAV, we will seek the requisite approval of our stockholders.

On February 7, 2016, the closing market price of our common stock was $9.91, an 18.5% premium to our December 31, 2016 NAV per share of $8.36.

Term Preferred Stock

Pursuant to our prior registration statement on Form N-2, in May 2014, we completed a public offering of approximately 2.4 million shares of our Series 2021 Term Preferred Stock, par value $0.001 per share, at a public offering price of $25.00 per share and a 6.75% rate. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share, and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility.

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of December 31, 2016 was 335.5%.

If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2016, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

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

On October 9, 2015 and August 18, 2016, we entered into Amendments No. 1 and 2 to our Credit Facility, respectively, each of which clarified various constraints on available borrowings.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $223.2 million as of December 31, 2016, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2016, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $273.0 million, asset coverage on our “senior securities representing indebtedness” of 1,058.3% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2016. As of December 31, 2016, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income only when the payment has been received. As of December 31, 2016 and September 30, 2016, we had off-balance sheet success fee receivables on our accruing debt investments of $2.4 million and $3.4 million (or approximately $0.09 per common share and $0.14 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loan and the uncalled capital commitment as of December 31, 2016 and September 30, 2016 to be immaterial. The following table shows our contractual obligations as of December 31, 2016, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$28,200	$—	$—	$28,200
Series 2021 Term Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	4,492	14,849	3,088	—	22,429

Total	$4,492	$43,049	$64,088	$—	$111,629

(A)	Excludes our unused lines of credit commitments, unused delayed draw term loans, and an uncalled capital commitment in an aggregate amount of $11.5 million as of December 31, 2016.
(B)	Principal balance of borrowings under our Credit Facility as of December 31, 2016, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and distribution obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of December 31, 2016. Distribution payments on our Series 2021 Term Preferred Stock assume quarterly distribution declarations and monthly distributions to stockholders through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary loans in our portfolio at December 31, 2016 and September 30, 2016, representing approximately 89.0% and 90.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2016	As of September 30, 2016
Highest	9.0	8.0
Average	5.4	5.3
Weighted Average	5.5	5.3
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2016 and September 30, 2016, representing approximately 9.0% and 7.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2016	As of September 30, 2016
Highest	5.0	5.0
Average	3.9	3.9
Weighted Average	3.8	4.0
Lowest	2.0	2.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2016 and September 30, 2016, representing approximately 2.0% and 2.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2016	As of September 30, 2016
Highest	5.0	5.0
Average	4.0	4.0
Weighted Average	3.7	3.5
Lowest	3.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of December 31, 2016, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	90.9%
Fixed rates	9.1

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2016 from that disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on November 21, 2016.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2016 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section, the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on November 21, 2016. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Date: February 8, 2017

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No.811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.