Form 10-Q
period 2017-03-31
GLADSTONE CAPITAL CORP
filed 2017-05-03
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NUMBER: 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA (Address of principal executive office)	22102 (Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 2, 2017 was 25,517,866.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2017	2016
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $287,342 and $250,991, respectively)	$256,149	$226,401
Affiliate investments (Cost of $46,949 and $85,013, respectively)	37,583	75,473
Control investments (Cost of $40,615 and $45,797 respectively)	19,785	20,240

Total investments at fair value (Cost of $374,906 and $381,801 respectively)	313,517	322,114

Cash and cash equivalents	5,014	6,152
Restricted cash and cash equivalents	310	406
Interest receivable, net	2,066	2,333
Due from custodian	2,148	2,164
Deferred financing fees	1,225	1,521
Other assets, net	4,357	848

TOTAL ASSETS	$328,637	$335,538

LIABILITIES
Borrowings, at fair value (Cost of $54,100 and $71,300, respectively)	$53,989	$71,300
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding, net	59,536	59,360
Accounts payable and accrued expenses	455	1,019
Interest payable	174	201
Fees due to Adviser(A)	209	1,222
Fee due to Administrator(A)	286	282
Other liabilities	1,318	947

TOTAL LIABILITIES	$115,967	$134,331

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 25,517,866 shares issued and outstanding as of March 31, 2017 and 23,344,422 shares issued and outstanding as of September 30, 2016	$26	$23
Capital in excess of par value	343,741	327,678
Cumulative net unrealized depreciation of investments	(61,389)	(59,687)
Cumulative net unrealized depreciation of other	111	—
(Over) under distributed net investment income	(518)	4,277
Accumulated net realized losses	(69,301)	(71,084)

TOTAL NET ASSETS	$212,670	$201,207

NET ASSET VALUE PER COMMON SHARE	$8.33	$8.62

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,021	$6,416	$13,827	$13,324
Affiliate investments	1,129	1,945	2,509	3,910
Control investments	433	306	878	618
Other	5	1	7	2

Total interest income	8,588	8,668	17,221	17,854
Other income
Non-Control/Non-Affiliate investments	205	788	404	1,289
Affiliate investments	—	—	1,142	—
Control investments	—	—	—	375

Total other income	205	788	1,546	1,664

Total investment income	8,793	9,456	18,767	19,518

EXPENSES
Base management fee(A)	1,359	1,362	2,737	2,890
Loan servicing fee(A)	955	973	1,938	1,981
Incentive fee(A)	1,070	1,064	2,363	2,182
Administration fee(A)	286	277	586	612
Interest expense on borrowings	587	633	1,143	1,418
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	2,058	2,058
Amortization of deferred financing fees	274	273	547	528
Professional fees	206	358	442	711
Other general and administrative expenses	143	394	544	681

Expenses, before credits from Adviser	5,909	6,363	12,358	13,061
Credit to base management fee - loan servicing fee(A)	(955)	(973)	(1,938)	(1,981)
Credits to fees from Adviser - other(A)	(1,520)	(851)	(2,219)	(1,239)

Total expenses, net of credits	3,434	4,539	8,201	9,841

NET INVESTMENT INCOME	5,359	4,917	10,566	9,677

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	44	(5,460)	3,926	9,030
Affiliate investments	—	—	(2,330)	1,207
Control investments	1	—	(4,999)	(317)
Other	—	(61)	—	(63)

Total net realized gain (loss)	45	(5,521)	(3,403)	9,857
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(736)	(2,503)	(6,603)	(22,733)
Affiliate investments	(532)	(1,778)	174	(6,533)
Control investments	621	(1,315)	4,727	(5,173)
Other	(101)	61	111	61

Total net unrealized (depreciation) appreciation	(748)	(5,535)	(1,591)	(34,378)

Net realized and unrealized (loss) gain	(703)	(11,056)	(4,994)	(24,521)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$4,656	$(6,139)	$5,572	$(14,844)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21	$0.42	$0.42

Net increase (decrease) in net assets resulting from operations	$0.18	$(0.26)	$0.22	$(0.64)

Distributions declared and paid	$0.21	$0.21	$0.42	$0.42

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	25,517,866	23,413,131	25,144,358	23,048,110

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
OPERATIONS
Net investment income	$10,566	$9,677
Net realized (loss) gain on investments	(3,403)	9,857
Net unrealized depreciation of investments	(1,702)	(34,439)
Net unrealized appreciation of other	111	61

Net increase (decrease) in net assets resulting from operations	5,572	(14,844)

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(10,566)	(6,489)
Distributions to common stockholders from realized gains	—	(3,188)

Total distributions to common stockholders	(10,566)	(9,677)

CAPITAL TRANSACTIONS
Issuance of common stock	17,344	19,665
Offering costs for issuance of common stock	(887)	(1,102)
Repurchase of common stock	—	(282)

Net increase in net assets resulting from capital transactions	16,457	18,281

NET INCREASE (DECREASE) IN NET ASSETS	11,463	(6,240)
NET ASSETS, BEGINNING OF PERIOD	201,207	191,444

NET ASSETS, END OF PERIOD	$212,670	$185,204

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$5,572	$(14,844)
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(59,658)	(25,868)
Principal repayments on investments	56,755	58,123
Net proceeds from sale of investments	8,311	19,913
Increase in investments due to paid-in-kind interest or other	(2,289)	(3,739)
Net change in premiums, discounts and amortization	373	(97)
Cost adjustments on non-accrual loans	—	(388)
Net realized loss (gain) on investments	3,403	(9,920)
Net realized loss on other	—	63
Net unrealized depreciation of investments	1,702	34,439
Net unrealized appreciation of other	(111)	(61)
Decrease in restricted cash and cash equivalents	96	123
Amortization of deferred financing fees	547	528
Decrease in interest receivable, net	267	2,828
Decrease in due from custodian	16	473
Increase in other assets, net	(3,509)	(2,865)
Decrease in accounts payable and accrued expenses	(564)	(123)
Decrease in interest payable	(27)	(111)
Decrease in fees due to Adviser(A)	(1,013)	(45)
Increase in fee due to Administrator(A)	4	27
Increase in other liabilities	371	5,010

Net cash provided by operating activities	10,246	63,466

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	70,300	36,000
Repayments on borrowings	(87,500)	(106,000)
Deferred financing fees	(75)	(76)
Proceeds from issuance of common stock	17,344	19,665
Offering costs for issuance of common stock	(887)	(1,102)
Repurchases of common stock	—	(282)
Distributions paid to common stockholders	(10,566)	(9,677)

Net cash used in financing activities	(11,384)	(61,472)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,138)	1,994
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,152	3,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,014	$5,802

NON-CASH ACTIVITIES(B)	$—	$3,921

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transaction:

In February 2016, our investment in Targus Group International, Inc. was restructured resulting in non-cash activity of $3.9 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Schedule of Investments as of March 31, 2017 and September 30, 2016.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(D)	$13,000	$13,000	$13,098
		Member Profit Participation (18.0% ownership)(F)(H)		1,000	—
		Profit Participation Warrants (7.0% ownership)(F)(H)		244	—

				14,244	13,098
Alloy Die Casting Corp.(S)	Diversified/conglomerate	Secured First Lien Debt (13.5%, Due 10/2018)(D)(I)	5,235	5,235	4,188
	manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(D)(I)	75	75	60
		Secured First Lien Debt (Due 10/2018)(D) (Q)	390	390	314
		Preferred Stock (2,102 shares)(F)(H)		2,102	—
		Common Stock (270 shares)(F)(H)		18	—

				7,820	4,562
B+T Group Acquisition Inc. (S)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,880
		Preferred Stock (5,503 shares)(F)(H)(K)		1,799	—

				7,799	5,880
Belnick, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Debt (11.0%, Due 8/2023)(J)(G)	10,000	10,000	10,000
Canopy Safety Brands, LLC	Personal and non-durable consumer products	Secured First Lien Line of Credit, $500 available (7.5%, Due 9/2019) (D)	—	—	—
		Secured First Lien Debt (10.5%, Due 9/2021) (D)	7,000	7,000	7,035
		Participation Warrant(F)(H)		500	390

				7,500	7,425
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (8.0%, Due 2/2015)(F)	107	107	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (13.0% PIK, Due 1/2017)(F)(G)(V)	5,159	5,159	5,159
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (15.0%, Due 9/2020)(D)	7,800	7,800	7,371
		Preferred Stock (700,000 units)(F)(H)		700	671

				8,500	8,042
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.9% PIK, Due 4/2020)(D)	15,761	15,611	5,910
		Secured Second Lien Debt (10.8% PIK, Due 4/2020)(D)	7,321	7,252	2,746
		Preferred Equity Units (1,656 units)(F)(H)		1,215	—
		Common Equity Units (1,656 units)(F)(H)		1	—

				24,079	8,656
Funko Acquisition Holdings,	Personal and non-durable	Preferred Equity Units (260 units)(H)(F)		167	258
LLC(S)	consumer products	Common Stock (975 units) (H)(F)		—	—

				167	258
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $195 available (9.0%, Due 9/2018)(F)	1,005	1,005	1,005
		Secured First Lien Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(F)(H)		1,025	811
		Common Stock Warrants (45.0% ownership)(F)(H)		—	—

				3,030	2,816
IA Tech, LLC	Diversified/conglomerate	Secured First Lien Debt (12.0%, Due 6/2021)(D)	23,000	23,000	23,460
	service
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $1,581 uncalled capital commitment)(H)(M)(R)		1,414	1,303
Meridian Rack & Pinion, Inc. (S)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(D)	4,140	4,140	3,705
		Preferred Stock (1,449 shares)(F)(H)		1,449	1,239

				5,589	4,944
Merlin International, Inc.	Healthcare, education, and childcare	Secured Second Lien Debt (11.0%, Due 8/2022)(D)	10,000	10,000	10,087

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
The Mochi Ice Cream Company(T)	Beverage, Food and Tobacco	Secured Second Lien Debt (11.5%, Due 1/2021)(D)	6,750	6,750	6,843
		Common Stock (450 units)(F)(H)		450	402

				7,200	7,245
NetFortris Corp.	Telecommunications	Secured First Lien Line of Credit, $2,000 available (11.0%, Due 11/2017)(J)	—	—	—
		Secured First Lien Debt (9.4%, Due 2/2021)(J)	29,000	29,000	29,000
		Common Stock Warrant (F)		1	—

				29,001	29,000
Precision International, LLC	Machinery	Secured First Lien Debt (10.0% PIK, Due 9/2021)(D)(G)	776	776	769
		Secured First Lien Mortgage Note (3.0%, Due 9/2017)(D)(G)	10	10	10
		Membership Unit Warrant (33.3% ownership) (F)(H)		—	19

				786	798
Sea Link International IRB, Inc.	Automobile	Secured Second Lien Debt (11.3%, Due 11/2021)(D)(G)	5,000	5,000	5,012
		Secured Second Lien Delayed Draw Term Loan, $2,000 available (11.3%, Due 11/2021)(D)(G)	—	—	—
		Common Equity Units (240,000 units)(F)(H)		240	240

				5,240	5,252
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (10.0%, Due 12/2021)(D)	9,329	9,329	9,422
Triple H Food Processors, LLC	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
		Secured First Lien Debt (9.8%, Due 8/2020)(D)	7,200	7,200	7,344
		Common Stock (250,000 units)(F)(H)		250	523

				7,450	7,867
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
		Secured First Lien Debt (9.0%, Due 7/2020)(D)	9,432	9,432	9,586

				9,432	9,586
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,812	17,722	17,323
		Preferred Stock (538 shares)(F)(H)		538	475
		Common Stock (1,158 shares)(F)(H)		148	—

				18,408	17,798
Vacation Rental Pros Property Management, LLC	Hotels, motels, inns, and gaming	Secured Second Lien Debt (11.0%, 3.0% PIK, Due 6/2023)(D)	7,037	7,037	7,028
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (7.5%, Due 4/2017)(D)	1,450	1,450	1,373
		Secured First Lien Delayed Draw Term Loan, $1,200 available (10.0%, Due 4/2017)(D)(G)	1,300	1,300	1,211
		Secured First Lien Debt (9.8%, Due 4/2017)(D)	9,000	9,000	8,421

				11,750	11,005
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $1,825 available (8.0%, Due 4/2017)(D)(U)	1,175	1,174	1,116
		Secured First Lien Debt (8.0%, Due 3/2019)(D)	10,941	10,941	10,394
		Secured First Lien Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,545
		Preferred Stock (1,000 shares)(F)(H)		618	277

				19,733	18,332

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$253,774	$229,023

Syndicated Investments:
DataPipe, Inc.	Diversified/conglomerate service	Secured Second Lien Debt (9.0%, Due 9/2019)(E)	2,000	1,958	2,005
LDiscovery, LLC	Diversified/conglomerate service	Secured Second Lien Debt (11.0%, Due 12/2023) (E)	5,000	4,805	4,750
NetSmart Technologies, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.5%, Due 10/2023)(E)	3,660	3,606	3,660

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,983	3,320
PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G)	$3,161	$3,126	$3,185
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,763	3,185
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,448	3,220
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,870	4,750
The Active Network, Inc.	Electronics	Secured Second Lien Debt (10.5%, Due 11/2021)(E)	519	519	514
Vertellus Holdings LLC	Chemicals, plastics and rubber	Secured Second Lien Debt (13.0%, Due 10/2021) (E)	1,099	1,099	923
		Common Stock Units (879,121 units) (E)		3,018	659

				4,117	1,582
W3 Co.	Oil and gas	Common Equity (435 shares)(F)(H)	499	499	140

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$33,568	$27,126

Total Non-Control/Non-Affiliate Investments (represented 81.7% of total investments at fair value)				$287,342	$256,149

AFFILIATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings, Inc.(S)	Diversified/conglomerate	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,138
	manufacturing	Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,592
		Preferred Stock (2,516 units)(F)(H)		2,516	847

				10,316	8,577
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled Commitment)(H)(L)(R)		1,634	1,265
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,932
		Secured Second Lien Debt (12.0%, Due 2/2021) (D)	8,000	8,000	7,910
		Common Stock (152,603 shares)(F)(H)		1,855	323

				15,855	14,165
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $0 available (6.5%, 2.0% PIK, Due 3/2018)(D)	2,621	2,617	1,966
		Secured First Lien Debt (9.5%, 2.0% PIK, Due 12/2019)(D)	10,831	10,806	8,123
		Common Units (921,000 units)(F)(H)		921	—

				14,344	10,089

Subtotal – Affiliate Proprietary Investments				$42,149	$34,096

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS(O) (Continued):
Syndicated Investments:
Targus Cayman HoldCo Limited	Textiles and leather	Secured First Lien Debt (15.0% PIK, Due 12/2019)(D)(G)	2,457	2,457	2,460
		Common Stock (526,141 shares)(F)(H)		2,343	1,027

				4,800	3,487

Total Affiliate Investments (represented 12.0% of total investments at fair value)				$46,949	$37,583

CONTROL INVESTMENTS(P):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(F)	$6,065	$6,065	$6,065
		Common Stock (33,321 shares)(F)(H)		580	4,297

				$6,645	$10,362
PIC 360, LLC	Machinery	Secured First Lien Debt (14.0%, Due 12/2017)(F)(G)	4,000	4,000	4,000
		Common Equity Units (750 units) (F)		1	37

				4,001	4,037
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2018)(F)(G)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2018)(F)(G)	5,000	3,525	1,197
		Secured First Lien Debt (4.8%, Due 5/2018)(F)(I)	11,948	8,401	2,861
		Secured First Lien Debt (5.5%, Due 5/2018)(C)(F)(I)	10,700	10,700	—
		Preferred Stock (15,270 shares)(F)(H)(K)		5,275	—
		Common Stock (1,867 shares)(F)(H)		740	—
		Common Stock Warrants (72 shares) (F)(H)		—	—

				29,969	5,386

Total Control Proprietary Investments (represented 6.3% of total investments at fair value)				$40,615	$19,785

TOTAL INVESTMENTS				$374,906	$313,517

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $270.9 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2017, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.8% of total investments, at fair value, as of March 31, 2017.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at March 31, 2017, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near March 31, 2017, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Investment is non-income producing.
(I)	Investment is on non-accrual status.
(J)	New investment valued at cost, as it was determined that the price paid during the quarter ended March 31, 2017 best represents fair value as of March 31, 2017.
(K)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.

(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	This investment does not have a stated interest rate that is payable thereon.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order”) granted by the U.S. Securities and Exchange Commission.
(T)	Investment formerly known as Mikawaya.
(U)	Subsequent to March 31, 2017, the maturity date of our first lien line of credit to WadeCo Specialties, Inc. was extended to April 2018.
(V)	Subsequent to March 31, 2017, the maturity date of our loan to Drumcree, LLC was extended to August 2017.

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,990	3,280
PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G)	$3,000	$2,960	$3,012
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,597	3,012
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,443	3,273
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(R)	2,000	1,976	2,000
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020)(E)	5,000	4,854	3,000
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	980
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)(I)	3,940	3,831	2,541
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,479	4,151
W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$34,263	$26,971

Total Non-Control/Non-Affiliate Investments (represented 70.3% of total investments at fair value)				$250,991	$226,401

AFFILIATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings, Inc.(T)	Diversified/conglomerate	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,076
	manufacturing	Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,576
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,652
FedCap Partners LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled Commitment)(H)(L)(S)		1,634	1,265
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,850
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,800
		Common Stock (152,603 shares)(F)(H)		1,856	1,171

				15,856	14,821
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $125 available (6.5%, 2.0% PIK, Due 12/2017)(D)	2,471	2,471	1,977
		Secured First Lien Debt (9.5%, 2.0% PIK, Due 12/2019)(D)	10,723	10,723	8,578
		Common Units (921,000 units)(F)(H)		921	—

				14,115	10,555
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Debt (8.0%, Due 2/2019)(G)(R)	$6,954	$6,954	$7,219
		Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(G)(R)	4,629	4,629	4,629
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(G)(R)	13,808	13,808	14,582
		Secured First Lien Mortgage Note (Due 12/2017)(Q)(R)	7,704	7,704	7,704
		Preferred Stock (4,999,000 shares)(H)(K)(R)		4,999	3,211
		Common Stock (2,000,000 shares)(H)(R)		370	—

				38,464	37,345

Subtotal – Affiliate Proprietary Investments				$80,385	$71,638

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

MARCH 31, 2017

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of March 31, 2017 and September 30, 2016, we held no investments in portfolio companies through Gladstone Financial.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2017, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on November 21, 2016.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments (where we don’t have the ability to effectuate a sale of the portfolio company) using the yield analysis, which includes a DCF calculation and the Valuation Team’s own assumptions, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the net asset value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended March 31, 2017) are generally valued at original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. At March 31, 2017, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Corp., were on non-accrual status with an aggregate debt cost basis of approximately $24.4 million, or 7.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.1 million, or 2.4% of the fair value of all debt investments in our portfolio. At September 30, 2016, certain loans to two portfolio companies, Sunshine Media Holdings and Vertellus Specialties, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 1.9% of the fair value of all debt investments in our portfolio.

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

We recorded OID income of $0.1 million during the three and six months ended March 31, 2017, as compared to $41 and $0.1 million during the three and six months ended March 31, 2016, respectively. We recorded PIK interest income of $1.2 million and $2.4 million during the three and six months ended March 31, 2017, respectively, as compared to $0.9 million and $1.0 million during the three and six months ended March 31, 2016, respectively. We collected $0 and $1.0 million in PIK interest in cash during the three and six months ended March 31, 2017, respectively, as compared to $0.1 million during the three and six months ended March 31, 2016.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded success fee income of $0 and $1.5 million during the three and six months ended March 31, 2017, respectively, as compared to $0.6 million and $1.3 million during the three and six months ended March 31, 2016, respectively.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We recorded $32 and $36 of dividend income during the three and six months ended March 31, 2017, respectively, as compared to $0.1 million and $0.3 million during the three and six months ended March 31, 2016, respectively.

During the six months ended March 31, 2017, we recharacterized $0.2 million of dividend income from our investment in Behrens Manufacturing, LLC (“Behrens”) recorded during our fiscal year ended September 30, 2016 as a return of capital.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. We recorded $0.2 million in prepayment fees during the three and six months ended March 31, 2017, as compared to $0.1 million during the three and six months ended March 31, 2016.

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

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. We assessed the impact of ASU 2016-06 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016. In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We assessed the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted.

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. This guidance relates primarily to certain disclosures to the financial statements. We assessed the impact of ASU 2014-15 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods thereafter, with early adoption permitted.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is now effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years, with early adoption permitted for annual reporting periods beginning after December 15, 2016 and interim periods within those years. We continue to assess the impact of ASU 2014-09, as amended, and expect to identify similar performance obligations as compared to existing guidance. As a result, we do not anticipate a material change in the timing of revenue recognition or a material impact on our financial position, results of operations, or cash flows from adopting this standard.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of March 31, 2017 and September 30, 2016, all of our investments were valued using Level 3 inputs and during the three and six months ended March 31, 2017 and 2016, there were no investments transferred into or out of Levels 1, 2 or 3. The following table presents our investments carried at fair value as of March 31, 2017 and September 30, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2017	September 30, 2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$144,367	$134,067
Secured second lien debt	101,190	80,446
Unsecured debt	3,185	3,012
Preferred equity	3,819	7,051
Common equity/equivalents	3,588	1,825

Total Non-Control/Non-Affiliate Investments	$256,149	$226,401

Affiliate Investments
Secured first lien debt	$20,279	$54,620
Secured second lien debt	13,842	13,650
Preferred equity	847	3,211
Common equity/equivalents	2,615	3,992

Total Affiliate Investments	$37,583	$75,473

Control Investments
Secured first lien debt	$9,387	$10,034
Secured second lien debt	6,065	6,224
Common equity/equivalents	4,333	3,982

Total Control Investments	$19,785	$20,240

Total Investments, at Fair Value	$313,517	$322,114

In accordance with ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Reporting Standards (“IFRS”), (“ASU 2011-04”), the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2017 and September 30, 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average(D) as of
	March 31, 2017	September 30, 2016	Valuation Technique/ Methodology	Unobservable Input	March 31, 2017	September 30, 2016
Secured first lien debt(A)	$157,483	$141,550	Yield Analysis	Discount Rate	3.0% - 30.3% / 12.4%	8.1% - 18.5% / 12.1%
	16,550	54,630	TEV	EBITDA multiples	3.2x – 3.2x / 3.2x	3.2x – 5.5x / 2.3x
				EBITDA	$1,255 - $1,255 / $1,255	$1,262 - $20,269 / $4,619
				Revenue multiples	0.4x – 0.4x / 0.4x	0.2x – 0.4x / 0.4x
				Revenue	$7,166 - $13,467 / $13,059	$4,696 - $15,083 / $14,139
	—	2,541	Market Quote	IBP	—	64.5% - 64.5% / 64.5%
Secured second lien debt(B)	91,890	72,678	Yield Analysis	Discount Rate	10.8% - 29.0% / 15.6%	12.0% - 22.0% / 15.1%
	23,142	21,417	Market Quote	IBP	83.0% - 100.3% / 93.4%	40.0% - 98.3% / 83.7%
	6,065	6,225	TEV	EBITDA multiples	4.8x – 4.8x / 4.8x	4.7x – 4.7x / 4.7x
				EBITDA	$2,851 - $2,851 / $2,851	$2,759 - $2,759 / $2,759
Unsecured debt	3,185	3,012	Yield Analysis	Discount Rate		9.9% - 9.9% / 9.9%
Preferred and common equity / equivalents(C)	11,975	18,017	TEV	EBITDA multiples	3.2x – 10.3x / 6.1x	3.2x – 7.5x / 5.8x
				EBITDA	$783 - $97,366 / $8,590	$1,132 - $86,041 / $7,714
				Revenue multiples	0.2x – 0.5x / 0.4x	0.4x – 0.4x / 0.4x
				Revenue	$4,178 - $21,662 / $14,658	$7,708 - $15,083 / $14,009
				Discount Rate	12.4% - 12.4% / 12.4%	11.7% - 11.7% / 11.7%
	659	—	Market Quotes	IBP	21.9% - 21.9% / 21.9%	—
	2,568	2,044	Investments in Funds(D)

Total Investments, at Fair Value	$313,517	$322,114

(A)	Fair value as of March 31, 2017 includes one new proprietary debt investment totaling $29.0 million, which was valued at cost. Fair value as of September 30, 2016 includes one new proprietary debt investment and two restructured proprietary debt investments totaling $12.6 million, which were valued at cost, and two proprietary debt investments totaling $38.8 million, which were valued at the expected exit amount.
(B)	Fair value as of March 31, 2017 includes one new proprietary debt investment totaling $10.0 million, which was valued at cost. Fair value as of September 30, 2016 includes one new proprietary debt investment for $10.0 million which was valued at cost.
(C)	Fair value as of September 30, 2016 includes one new proprietary investment and one restructured proprietary investment totaling $0.5 million, which were valued at cost, and two proprietary investments for $7.3 million, which were valued at the expected payoff amount.
(D)	Fair value as of March 31, 2017 and September 30, 2016 is based on net asset value as a practical expedient and is not subject to leveling within the fair value hierarchy.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2017:	Secured	Secured			Common
Three Months Ended March 31, 2017	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of December 31, 2016	$156,330	$114,021	$3,091	$4,415	$10,389	$288,246
Total gains (losses):
Net realized (loss) gain(A)	—	(24)	—	47	22	45
Net unrealized (depreciation) appreciation(B)	(1,791)	1,238	6	(63)	(56)	(666)
Reversal of prior period net depreciation (appreciation) on realization(B)	(96)	115	—	—	—	19
New investments, repayments and settlements: (C)
Issuances/originations	29,582	10,776	85	360	1	40,804
Settlements/repayments	(9,992)	(4,851)	3	—	—	(14,840)
Net proceeds from sales	—	24	—	(93)	(22)	(91)
Transfers	—	(202)	—	—	202	—

Fair Value as of March 31, 2017	$174,033	$121,097	$3,185	$4,666	$10,536	$313,517

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2017:	Secured	Secured			Common
Six Months Ended March 31, 2017	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$9,799	$322,114
Total gains (losses):
Net realized (loss) gain(A)	(4,899)	1	—	1,473	22	(3,403)
Net unrealized (depreciation) appreciation(B)	866	(1,982)	7	1,053	(3,251)	(3,307)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,114	180	—	(1,059)	370	1,605
New investments, repayments and settlements: (C)
Issuances/originations	30,129	30,136	161	754	768	61,948
Settlements/repayments	(48,857)	(8,277)	5	—	—	(57,129)
Net proceeds from sales	(101)	(1)	—	(7,817)	(392)	(8,311)
Transfers	(3,940)	720	—	—	3,220	—

Fair Value as of March 31, 2017	$174,033	$121,097	$3,185	$4,666	$10,536	$313,517

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2016:	Secured First	Secured Second	Preferred	Common Equity/
Three Months Ended March 31, 2016	Lien Debt	Lien Debt	Equity	Equivalents	Total

Fair Value as of December 31, 2015	$175,632	$105,835	$6,979	$11,245	$299,691
Total gains (losses):
Net realized (loss) gain(A)	(5,500)	—	40	—	(5,460)
Net unrealized (depreciation) appreciation(B)	(3,759)	(3,969)	269	(2,362)	(9,821)
Reversal of prior period net depreciation on realization(B)	4,225	—	—	—	4,225
New investments, repayments and settlements:(C)
Issuances/originations	22,700	124	15	2,667	25,506
Settlements/repayments	(10,638)	(10,035)	—	—	(20,673)
Net proceeds from sales	—	—	(40)	—	(40)

Fair Value as of March 31, 2016	$182,660	$91,955	$7,263	$11,550	$293,428

FISCAL YEAR 2016:	Secured First	Secured Second	Preferred	Common Equity/
Six Months Ended March 31, 2016	Lien Debt	Lien Debt	Equity	Equivalents	Total

Fair Value as of September 30, 2015	$206,840	$120,303	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(6,568)	(167)	17,039	(384)	9,920
Net unrealized depreciation(B)	(12,378)	(7,434)	(199)	(5,548)	(25,559)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,599	147	(16,009)	383	(8,880)
New investments, repayments and settlements:(C)
Issuances/originations	30,425	236	201	2,666	33,528
Settlements/repayments	(40,436)	(21,123)	—	—	(61,559)
Net proceeds from sales	(1,822)	(7)	(18,084)	—	(19,913)

Fair Value as of March 31, 2016	$182,660	$91,955	$7,263	$11,550	$293,428

(A)	Included in net realized gain (loss) on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the accretion of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of March 31, 2017 and September 30, 2016, we held 33 and 32 proprietary investments with an aggregate fair value of $282.9 million and $291.3 million, or 90.2% and 90.4% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2017:

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens, which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

•	In February 2017, we invested $29.0 million in NetFortris Corp. through secured first lien debt.

•	In March 2017, LCR Contractors, LLC paid off at par for net cash proceeds of $8.6 million. In connection with the payoff, we received a prepayment fee of $0.2 million.

Syndicated Investments

As of March 31, 2017 and September 30, 2016, we held 11 and 13 syndicated investments with an aggregate fair value of $30.6 million and $30.8 million, or 9.8% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the six months ended March 31, 2017:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

•	In February 2017, Vitera Healthcare Solutions, LLC paid off at par for proceeds of $4.5 million.

Investment Concentrations

As of March 31, 2017, our investment portfolio consisted of investments in 44 portfolio companies located in 21 states in 22 different industries, with an aggregate fair value of $313.5 million. The five largest investments at fair value as of March 31, 2017 totaled $102.8 million, or 32.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2016 totaling $112.1 million, or 34.8% of our total investment portfolio. As of March 31, 2017 and September 30, 2016, our average investment by obligor was $8.5 million at cost. The following table outlines our investments by security type as of March 31, 2017 and September 30, 2016:

	March 31, 2017				September 30, 2016
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$199,159	53.1%	$174,033	55.5%	$227,439	59.6%	$198,721	61.7%
Secured second lien debt	136,725	36.5	121,097	38.6	113,796	29.8	100,320	31.2
Unsecured debt	3,126	0.8	3,185	1.0	2,995	0.8	3,012	0.9

Total Debt Investments	339,010	90.4	298,315	95.1	344,230	90.2	302,053	93.8

Preferred equity	17,403	4.6	4,666	1.5	22,988	6.0	10,262	3.2
Common equity/equivalents	18,493	5.0	10,536	3.4	14,583	3.8	9,799	3.0

Total Equity Investments	35,896	9.6	15,202	4.9	37,571	9.8	20,061	6.2

Total Investments	$374,906	100.0%	$313,517	100.0%	$381,801	100.0%	$322,114	100.0%

Our investments at fair value consisted of the following industry classifications at March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$53,862	17.2%	$48,898	15.2%
Diversified/Conglomerate Manufacturing	41,027	13.1	50,106	15.6
Telecommunications	34,880	11.2	5,790	1.8
Healthcare, education, and childcare	31,140	9.9	70,577	21.9
Oil and gas	27,128	8.7	31,279	9.7
Automobile	20,558	6.6	14,837	4.6
Beverage, food and tobacco	15,112	4.8	15,022	4.7
Diversified natural resources, precious metals and minerals	14,165	4.5	14,821	4.6
Cargo Transportation	13,098	4.2	13,000	4.0
Home and Office Furnishings, Housewares and Durable Consumer Products	10,000	3.2	—	—
Leisure, Amusement, Motion Pictures, Entertainment	8,042	2.6	8,769	2.7
Personal and non-durable consumer products	7,683	2.4	7,858	2.4
Hotels, motels, inns, and gaming	7,028	2.2	—	—
Printing and publishing	5,387	1.7	6,033	1.9
Broadcast and entertainment	5,159	1.6	4,682	1.5
Machinery	4,834	1.5	5,597	1.7
Finance	4,750	1.5	3,000	0.9
Textiles and leather	3,487	1.1	3,836	1.2
Buildings and real estate	2,816	0.9	11,223	3.5
Electronics	514	0.2	2,980	0.9
Other, < 2.0%	2,847	0.9	3,806	1.2

Total Investments	$313,517	100.0%	$322,114	100.0%

Our investments at fair value were included in the following geographic regions of the U.S. as of March 31, 2017 and September 30, 2016:

	March 31, 2017		September 30, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$136,782	43.6%	$131,181	40.8%
West	84,948	27.1	57,786	17.9
Midwest	54,518	17.4	100,142	31.1
Northeast	37,269	11.9	33,005	10.2

Total Investments	$313,517	100.0%	$322,114	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may also have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2017:

For the remaining six months ending September 30:	2017	$19,277
For the fiscal year ending September 30:	2018	53,839
	2019	45,159
	2020	80,296
	2021	80,104
	Thereafter	66,220

	Total contractual repayments	$344,895
	Equity investments	35,896
	Adjustments to cost basis on debt investments	(5,885)

	Cost basis of investments held at March 31, 2017:	$374,906

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when collection efforts have been exhausted and the receivables are deemed uncollectible. As of March 31, 2017 and September 30, 2016, we had gross receivables from portfolio companies of $0.4 million. The allowance for uncollectible receivables was $26 and $0 at March 31, 2017 and September 30, 2016, respectively.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Average total assets subject to base management fee(A)	$310,628	$311,200	$312,800	$330,300
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.875%	0.875%

Base management fee(B)	$1,359	$1,362	$2,737	$2,890
Portfolio company fee credit	(434)	(169)	(1,083)	(234)
Senior syndicated loan fee credit	(9)	(22)	(22)	(56)

Net Base Management Fee	$916	$1,171	$1,632	$2,600

Loan servicing fee(B)	955	973	1,938	1,981
Credit to base management fee - loan servicing fee(B)	(955)	(973)	(1,938)	(1,981)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,070	1,064	2,363	2,182
Incentive fee credit	(1,077)	(661)	(1,114)	(949)

Net Incentive Fee	$(7)	$403	$1,249	$1,233

Portfolio company fee credit	(434)	(169)	(1,083)	(234)
Senior syndicated loan fee credit	(9)	(22)	(22)	(56)
Incentive fee credit	(1,077)	(661)	(1,114)	(949)

Credits to Fees From Adviser - other(B)	$(1,520)	$(852)	$(2,219)	$(1,239)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $18 and $46 for the three and six months ended March 31, 2017 and $36 and $79 for the three and six months ended March 31, 2016, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on senior syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such senior syndicated loan participations, for each of the six months ended March 31, 2017 and 2016.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2017, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2017.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the six months ended March 31, 2017, and 2016.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.5 million during the three and six months ended March 31, 2017, respectively, and $0.1 million during the three and six months ended March 31, 2016.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2017	September 30, 2016
Base management fee due (from) to Adviser	$(39)	$162
Loan servicing fee due to Adviser	255	236
Incentive fee due (from) to Adviser	(7)	824

Total fees due to Adviser	209	1,222

Fee due to Administrator	286	282

Total Related Party Fees Due	$495	$1,504

In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2017 and September 30, 2016, totaled $2 and $10, respectively. In addition, other net co-investment expenses payable to Gladstone Investment (for reimbursement purposes) totaled $27 and $8 as of March 31, 2017 and September 30, 2016, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2017 and September 30, 2016, respectively.

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

On October 9, 2015 and August 18, 2016, we entered into Amendments No. 1 and 2 to our Credit Facility, respectively, each of which clarified various constraints on our ability to draw on available borrowings.

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	March 31, 2017	September 30, 2016
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	54,100	71,300
Availability(A)	81,438	31,053

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2017	2016	2017	2016
Weighted average borrowings outstanding, at cost	$42,394	$52,702	$40,819	$63,475
Weighted average interest rate(B)	5.5%	4.8%	5.6%	4.5%
Commitment (unused) fees incurred	$160	$149	$326	$270

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $223.2 million as of March 31, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $273.9 million, asset coverage on our “senior securities representing indebtedness” of 599.1%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 29 obligors in our Credit Facility’s borrowing base as of March 31, 2017. As of March 31, 2017, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.60% unused fee. As of September 30, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of March 31, 2017 and September 30, 2016, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2017 and September 30, 2016, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2017 and 2016:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2017	September 30, 2016
Credit Facility	$53,989	$71,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
	Three Months Ended March 31,
	2017	2016
Fair value as of December 31, 2016 and 2015, respectively	$27,987	$57,500
Borrowings	46,100	21,500
Repayments	(20,200)	(21,700)
Net unrealized appreciation(A)	102	—

Fair Value as of March 31, 2017 and 2016, respectively	$53,989	$57,300

	Six Months Ended March 31,
	2017	2016
Fair value as of September 30, 2016 and 2015, respectively	$71,300	$127,300
Borrowings	70,300	36,000
Repayments	(87,500)	(106,000)
Net unrealized depreciation(A)	(111)	—

Fair Value as of March 31, 2017 and 2016, respectively	$53,989	$57,300

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2017 and 2016.

The fair value of the collateral under our Credit Facility was $270.9 million and $282.0 million as of March 31, 2017 and September 30, 2016, respectively.

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

The asset coverage on our “senior securities that are stock” as of March 31, 2017 was 282.1%, calculated in accordance with Sections 18 and 61 of the 1940 Act. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the six months ended March 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250
	January 10, 2017	January 20, 2017	January 31, 2017	0.1406250
	January 10, 2017	February 16, 2017	February 28, 2017	0.1406250
	January 10, 2017	March 22, 2017	March 31, 2017	0.1406250

		Six Months Ended March 31, 2017:		$0.8437500

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the six months ended March 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250
	January 12, 2016	January 22, 2016	February 2, 2016	0.1406250
	January 12, 2016	February 18, 2016	February 29, 2016	0.1406250
	January 12, 2016	March 21, 2016	March 31, 2016	0.1406250

		Six Months Ended March 31, 2016:		$0.8437500

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability, at cost, as of March 31, 2017 and September 30, 2016. The related distribution payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of March 31, 2017 and September 30, 2016, was approximately $62.1 million and $62.4 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the six months ended March 31, 2017 and 2016, was $2.1 million. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016 or the six months ended March 31, 2017.

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The program expired on January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in aggregate gross purchases of $0.6 million. We did not repurchase any shares during the six months ended March 31, 2017.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$4,656	$(6,139)	$5,572	$(14,844)
Denominator for basic and diluted weighted average common shares	25,517,866	23,413,131	25,144,358	23,048,110

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.18	$(0.26)	$0.22	$(0.64)

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

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07
	January 10, 2017	January 20, 2017	January 31, 2017	0.07
	January 10, 2017	February 16, 2017	February 28, 2017	0.07
	January 10, 2017	March 22, 2017	March 31, 2017	0.07

		Six Months Ended March 31, 2017:		$0.42

2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07
	January 12, 2016	January 22, 2016	February 2, 2016	0.07
	January 12, 2016	February 18, 2016	February 29, 2016	0.07
	January 12, 2016	March 21, 2016	March 31, 2016	0.07

		Six Months Ended March 31, 2016:		$0.42

Aggregate distributions declared and paid to our common stockholders for the six months ended March 31, 2017 and 2016, were each approximately $10.6 million and $9.7 million, respectively, and were declared based on estimates of investment company taxable income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of March 31, 2017, 100% would be from ordinary income and 0% would be a return of capital. For the fiscal year ended September 30, 2016, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year. For the six months ended March 31, 2017 and the fiscal year ended September 30, 2016, we recorded the following adjustments for book-tax differences to reflect tax character.

	Six Months Ended March 31, 2017	Year Ended September 30, 2016
(Over) under distributed net investment income	$(4,795)	$5,818
Accumulated net realized losses	5,188	(7,754)
Capital in excess of par value	(393)	1,936

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2017 and September 30, 2016, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2017 and September 30, 2016 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2017 and September 30, 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2017	September 30, 2016
Unused line of credit commitments	$8,592	$6,397
Delayed draw term loans	3,200	1,300
Uncalled capital commitment	1,581	2,004

Total	$13,373	$9,701

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.36	$8.38	$8.62	$9.06

Net investment income(B)	0.21	0.21	0.42	0.42
Net realized and unrealized (loss) gain on investments(B)	(0.03)	(0.47)	(0.21)	(1.06)

Total from operations	0.18	(0.26)	0.21	(0.64)

Distributions to common stockholders(A)(C)	(0.21)	(0.21)	(0.42)	(0.42)
Repurchase of common stock	—	0.01	—	0.01
Offering costs for issuance of common stock	—	—	(0.03)	(0.05)
Dilutive effect of common stock issuance(D)	—	—	(0.06)	(0.05)
Other, net(E)	—	—	0.01	0.01

Net asset value at end of period(A)	$8.33	$7.92	$8.33	$7.92

Market value at beginning of period	$9.39	$7.31	$8.13	$8.13
Market value at end of period	9.49	7.45	9.49	7.45
Total return(F)	3.60%	5.11%	22.35%	(3.02)%
Common shares outstanding at end of period	25,517,866	23,385,836	25,517,866	23,385,836
Statement of Assets and Liabilities Data:
Net assets at end of period	$212,670	$185,204	$212,670	$185,204
Average net assets(G)	213,141	191,008	213,597	198,066
Senior Securities Data:
Borrowings under Credit Facility, at cost	54,100	57,300	54,100	57,300
Mandatorily redeemable preferred stock, at liquidation preference	59,536	61,000	59,536	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets-annualized(H)(I)	6.45	9.51	7.68	9.94
Ratio of net investment income to average net assets-annualized(J)	10.06	10.30	9.89	9.77

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data for the corresponding period.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	During the six months ended March 31, 2017 and 2016, the dilution was a result of issuing common shares during the respective periods at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 8.48% and 8.73% for the three and six months ended March 31, 2017, respectively and 10.89% and 10.90% for the three and six months ended March 31, 2016, respectively.
(J)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.05% and 8.86% for the three and six months ended March 31, 2017, respectively and 8.91% and 8.81% for the three and six months ended March 31, 2016, respectively.

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

We had two unconsolidated subsidiaries, Defiance Integrated Technologies, Inc. and Sunshine Media Holdings, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the six month periods ended March 31, 2017 and 2016. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the six months ended March 31, 2017 and 2016 for our unconsolidated significant subsidiaries.

	Six Months Ended March 31,
Income Statement	2017	2016
Net sales	$17,796	$11,959
Gross profit	3,965	1,811
Net income	(1,242)	139

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In April 2017, we invested $22.0 million in secured second lien debt to a business that provides services to local governments.

Distributions to Stockholders

In April 2017, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
April 21, 2017	April 28, 2017	$0.07	$0.140625
May 19, 2017	May 31, 2017	0.07	0.140625
June 21, 2017	June 30, 2017	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation, our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein, including Item 1A. “Risk Factors” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S Securities and Exchange Commission (“SEC”) on November 21, 2016. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

OVERVIEW

General

We were incorporated under the Maryland General Corporation Law on May 30, 2001. We operate as an externally managed, closed-end, non-diversified management investment company, and have elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for federal income tax purposes we have elected to be treated as a registered investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”). As a BDC and a RIC, we are subject to certain constraints, including limitations imposed by the 1940 Act and the Code.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2017, our investment portfolio was made up of approximately 90.4% debt investments and 9.6% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $15 million) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity and have opportunistically made several co-investments with our affiliate Gladstone Investment Corporation, a BDC also managed by our Advisor, pursuant to an exemptive order granted by the SEC. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

Business

Portfolio and Investment Activity

During the six months ended March 31, 2017, we invested $56.2 million in five new portfolio companies and extended $5.7 million of investments to existing portfolio companies. In addition, during the six months ended March 31, 2017, we exited six portfolio companies through sales and early payoffs. We received a total of $65.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the six months ended March 31, 2017. This activity resulted in a net reduction in our overall portfolio of one portfolio company to 44 and a net decrease of 1.8% in our portfolio at cost since September 30, 2016. We intend to continue to make new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks. Since our initial public offering in August 2001 and through March 31, 2017, we have made 453 different loans to, or investments in, 211 companies for a total of approximately $1.6 billion, before giving effect to principal repayments on investments and divestitures.

During the six months ended March 31, 2017, the following significant transactions occurred:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. (“RBC”) for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens Manufacturing, LLC (“Behrens”), which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

•	In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

•	In February 2017, we invested $29.0 million in NetFortris Corp. through secured first lien debt.

•	In February 2017, Vitera Healthcare Solutions, LLC paid off at par for proceeds of $4.5 million.

•	In March 2017, LCR Contractors, LLC paid off at par for net cash proceeds of $8.6 million. In connection with the payoff, we received a prepayment fee of $0.2 million.

Refer to Note 13—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to March 31, 2017.

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

When our stock trades below NAV per common share, as it has often done over the last several years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. At our annual meeting of stockholders held on February 11, 2016, our stockholders approved a proposal which authorizes us to sell shares of our common stock at a price below our then current NAV per common share subject to certain limitations (including, but not limited to, that the number of shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale) for a period of one year from the date of approval, provided that our Board of Directors makes certain determinations prior to any such sale. We completed the abovementioned October 2016 common stock offering as a result of the stockholder approval of the proposal at our 2016 Annual Meeting of Stockholders and additional Board of Directors approval. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. Should we decide to issue shares of common stock at a price below NAV, we will seek the requisite approval of our stockholders at such time.

On May 2, 2017, the closing market price of our common stock was $9.86, an 18.4% premium to our March 31, 2017 NAV per share of $8.33.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage ratio (as defined in Sections 18 and 61 of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.” As of March 31, 2017, our asset coverage ratio on our “senior securities representing indebtedness” was 599.1% and our asset coverage ratio on our “senior securities that are stock” was 282.1%.

Recent Developments

Distributions

On April 11, 2017, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2021 Term Preferred Share
April 21, 2017	April 28, 2017	$0.07	$0.140625
May 19, 2017	May 31, 2017	0.07	0.140625
June 21, 2017	June 30, 2017	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2017, to the Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$8,588	$8,668	$(80)	(0.9)%
Other income	205	788	(583)	(74.0)

Total investment income	8,793	9,456	(663)	(7.0)

EXPENSES
Base management fee	1,359	1,362	(3)	(0.2)
Loan servicing fee	955	973	(18)	(1.8)
Incentive fee	1,070	1,064	6	0.6
Administration fee	286	277	9	3.2
Interest expense on borrowings	587	633	(46)	(7.3)
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	—	0.0
Amortization of deferred financing fees	274	273	1	0.4
Other expenses	349	752	(403)	(53.6)

Expenses, before credits from Adviser	5,909	6,363	(454)	(7.1)
Credit to base management fee – loan servicing fee	(955)	(973)	18	(1.8)
Credits to fees from Adviser - other	(1,520)	(851)	(669)	78.6

Total expenses, net of credits	3,434	4,539	(1,105)	(24.3)

NET INVESTMENT INCOME	5,359	4,917	442	9.0

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	45	(5,460)	5,505	(100.8)
Net realized loss on other	—	(61)	61	100.0
Net unrealized depreciation of investments	(647)	(5,596)	4,949	88.4
Net unrealized (depreciation) appreciation of other	(101)	61	(162)	(265.6)

Net loss from investments and other	(703)	(11,056)	10,353	93.6

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$4,656	$(6,139)	$10,795	175.8

NM = Not Meaningful

Investment Income

Interest income decreased slightly by 0.9% for the three months ended March 31, 2017, as compared to the prior year period. This decrease was due primarily to exits that occurred during the first quarter of fiscal year 2017. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended March 31, 2017, was $305.7 million, compared to $312.6 million for the prior year period, a decrease of 2.2%. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which increased to 11.4% for the three months ended March 31, 2017, compared to 11.2% for the three months ended March 31, 2016, inclusive of any allowances on interest receivables made during those periods.

As of March 31, 2017, certain loans to two portfolio companies were on non-accrual status, with an aggregate debt cost basis of approximately $24.4 million, or 7.2%, of the cost basis of all debt investments in our portfolio. As of March 31, 2016, certain loans to one portfolio company were on non-accrual status, with an aggregate debt cost basis of approximately $22.6 million, or 6.1%, of the cost basis of all debt investments in our portfolio.

For the three months ended March 31, 2017, other income decreased by 74.0% as compared to the prior year period. For the three months ended March 31, 2017, other income consisted primarily of $0.2 million in prepayment fees received. Other income for the three months ended March 31, 2016, consisted primarily of $0.6 million in success fees recognized and $0.2 million in dividend income received.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2017		Three Months Ended March 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$29,000	9.3%	$291	3.3%
IA Tech, LLC	23,460	7.5	690	7.8
WadeCo Specialties, Inc.	18,332	5.8	476	5.4
United Flexible, Inc.	17,798	5.7	560	6.4
Lignetics, Inc.	14,165	4.5	420	4.8

Subtotal—five largest investments	102,755	32.8	2,437	27.7
Other portfolio companies	210,762	67.2	6,356	72.3

Total Investment Portfolio	$313,517	100.0%	$8,793	100.0%

	As of March 31, 2016		Three Months Ended March 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
WadeCo Specialties, Inc.	$20,266	6.9%	$514	5.4%
RBC Acquisition Corp.	20,685	7.0	752	8.0
United Flexible, Inc.	17,239	5.9	512	5.4
Francis Drilling Fluids, Ltd.	15,840	5.4	704	7.4
Lignetics, Inc.	16,121	5.5	425	4.5

Subtotal—five largest investments	90,151	30.7	2,907	30.7
Other portfolio companies	203,277	69.3	6,549	69.3

Total Investment Portfolio	$293,428	100.0%	$9,456	100.0%

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased by 24.3% for the three months ended March 31, 2017, as compared to the prior year period. This decrease was primarily due to a decrease in the net incentive fee and a decrease in professional fees and shareholder related costs.

Interest expense on borrowings decreased by $46, or 7.3%, during the three months ended March 31, 2017, as compared to the prior year period, due primarily to a decrease in the borrowings outstanding under our Credit Facility during the period due to the sales and payoffs discussed above. The weighted average balance outstanding under our Credit Facility during the three months ended March 31, 2017, was $42.4 million, as compared to $52.7 million in the prior year period, a decrease of 19.5%.

Net base management fee earned by the Adviser decreased by $0.3 million, or 21.8%, during the three months ended March 31, 2017, as compared to the prior year period, resulting from an increase in portfolio company fee credits. Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit of $1.1 million from the Adviser to reduce the income-based incentive fee to the extent net investment income for the quarter ended March 31, 2017 did not cover 100.0% of the distributions to common stockholders during the period. The credit granted for the quarter ended March 31, 2016, was $0.7 million.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2017	2016
Average total assets subject to base management fee(A)	$310,628	$311,200
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,359	$1,362
Portfolio company fee credit	(434)	(169)
Senior syndicated loan fee credit	(9)	(22)

Net Base Management Fee	$916	$1,171

Loan servicing fee(B)	955	973
Credit to base management fee - loan servicing fee(B)	(955)	(973)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,070	1,064
Incentive fee credit	(1,077)	(661)

Net Incentive Fee	$(7)	$403

Portfolio company fee credit	(434)	(169)
Senior syndicated loan fee credit	(9)	(22)
Incentive fee credit	(1,077)	(661)

Credits to Fees From Adviser - other(B)	$(1,520)	$(852)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended March 31, 2017, we recorded a net realized gain on investments of $45, which resulted primarily from escrow payments received from a previously exited investment. For the three months ended March 31, 2016, we recorded a net realized loss on investments of $5.5 million, which resulted primarily from the restructure of our investment in Targus during the period.

Net Unrealized Appreciation (Depreciation) of Investments

The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2017, were as follows:

	Three Months Ended March 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
SourceHOV, LLC	$—	$1,492	$—	$1,492
Defiance Integrated Technologies, Inc.	—	1,026	—	1,026
Lignetics, Inc.	—	357	—	357
New Trident Holdcorp, Inc.	—	328	—	328
Meridian Rack & Pinion Inc.	—	317	—	317
Edge Adhesives Holdings, Inc.	—	259	—	259
Vision Government Solutions, Inc.	—	224	—	224
The Mochi Ice Cream Company	—	148	—	148
WadeCo Specialties, Inc.	—	139	—	139
IA Tech, LLC	—	115	—	115
Vitera Healthcare Solutions, LLC	—	—	115	115
PIC 360, LLC	—	(184)	—	(184)
Sunshine Media Holdings	—	(221)	—	(221)
Targus Group International, Inc.	—	(357)	—	(357)
United Flexible, Inc.	—	(397)	—	(397)
Flight Fit N Fun LLC	—	(490)	—	(490)
Vertellus Specialties Inc.	—	(670)	—	(670)
Francis Drilling Fluids, Ltd.	—	(748)	—	(748)
LWO Acquisitions Company LLC	—	(791)	—	(791)
Alloy Die Cast, Co.	—	(1,244)	—	(1,244)
Other, net (<$250)	45	31	(96)	(20)

Total:	$45	$(666)	$19	$(602)

The largest driver of our net unrealized depreciation for the three months ended March 31, 2017 was a decline in financial and operational performance on certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably, Alloy Die Cast, Co. (“ADC”) of $1.2 million and LWO Acquisitions Company LLC of $0.8 million. This depreciation was partially offset by the appreciation on SourceHOV, LLC (“Source”) of $1.5 million and Defiance Integrated Technologies, Inc. (“Defiance”) of $1.0 million.

The net realized gains (losses) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2016, were as follows:

	Three Months Ended March 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
Behrens Manufacturing, LLC	$—	$1,026	$—	$1,026
Sunshine Media Holdings	—	457	—	457
Ashland Acquisitions, LLC	—	351	—	351
Meridian Rack & Pinion Inc.	—	310	—	310
Alloy Die Cast, Co.	—	275	—	275
Mikawaya	—	(221)	—	(221)
Lignetics, Inc.	—	(245)	—	(245)
AG Transportation Holdings, LLC	—	(272)	—	(272)
Flight Fit N Fun LLC	—	(293)	—	(293)
Vertellus Specialties Inc.	—	(532)	—	(532)
RBC Acquisition Corp.	—	(568)	—	(568)
Vision Government Solutions, Inc.	—	(575)	—	(575)
Southern Petroleum Laboratories, Inc.	—	(589)	—	(589)
Vitera Healthcare Solutions, LLC	—	(766)	—	(766)
Precision Acquisition Group Holdings, Inc.	—	(941)	—	(941)
WadeCo Specialties, Inc.	—	(1,039)	—	(1,039)
LWO Acquisitions Company LLC	—	(1,200)	—	(1,200)
SourceHOV, LLC	—	(1,307)	—	(1,307)
Targus Group International, Inc.	(5,500)	(32)	4,198	(1,334)
Francis Drilling Fluids, Ltd.	—	(1,575)	—	(1,575)
Defiance Integrated Technologies, Inc.	—	(1,772)	—	(1,772)
Other, net (<$250)	40	(313)	27	(246)

Total:	$(5,460)	$(9,821)	$4,225	$(11,056)

The largest driver of our net unrealized depreciation for the three months ended March 31, 2016 was a decline in financial and operational performance on several portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably, Defiance of $1.8 million, Francis Drilling Fluids, Ltd. (“FDF”) of $1.6 million, and Source of $1.3 million. This depreciation was partially offset by the appreciation on Behrens of $1.0 million and the reversal of previously recorded unrealized depreciation on Targus Group International, Inc. (“Targus”) upon restructure during the quarter.

Net Realized Loss on Other

During the three months ended March 31, 2016, we recorded a net realized loss of $0.1 million due to the expiration of our interest rate cap agreement in January 2016. No such amounts were incurred during the three months ended March 31, 2017.

Net Unrealized Appreciation on Other

During the three months ended March 31, 2017, we recorded $0.1 million of net unrealized depreciation on our Credit Facility recorded at fair value. During the three months ended March 31, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016.

Comparison of the Six Months Ended March 31, 2017, to the Six Months Ended March 31, 2016

	For the Six Months Ended March 31,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$17,221	$17,854	$(633)	(3.5)%
Other income	1,546	1,664	(118)	(7.1)

Total investment income	18,767	19,518	(751)	(3.8)

EXPENSES
Base management fee	2,737	2,890	(153)	(5.3)
Loan servicing fee	1,938	1,981	(43)	(2.2)
Incentive fee	2,363	2,182	181	8.3
Administration fee	586	612	(26)	4.2
Interest expense on borrowings	1,143	1,418	(275)	(19.4)
Dividend expense on mandatorily redeemable preferred stock	2,058	2,058	—	—
Amortization of deferred financing fees	547	528	19	3.6
Other expenses	986	1,392	(406)	(29.2)

Expenses, before credits from Adviser	12,358	13,061	(703)	(5.4)
Credits to base management fee – loan servicing fee	(1,938)	(1,981)	43	(2.2)
Credits to fees from Adviser – other	(2,219)	(1,239)	(980)	(79.1)

Total expenses, net of credits	8,201	9,841	(1,640)	(16.7)

NET INVESTMENT INCOME	10,566	9,677	889	9.2

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments	(3,403)	9,920	(13,223)	(133.3)
Net realized loss on other	—	(63)	63	100.0
Net unrealized depreciation of investments	(1,702)	(34,439)	32,737	(95.1)
Net unrealized appreciation of other	111	61	50	82.0

Net loss from investments and other	(4,994)	(24,521)	19,527	(79.6)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,572	$(14,844)	$20,416	(137.5)%

NM = Not Meaningful

Investment Income

Interest income, net decreased by 3.5% for the six months ended March 31, 2017, as compared to the prior year period. This decrease was due primarily to a lower weighted average principal balance for the six months ended March 31, 2017, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2017 was $302.2 million, compared to $318.5 million for the prior year period, a decrease of 5.1%. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and increased to 11.4% for the six months ended March 31, 2017 compared to 11.2% for the six months ended March 31, 2016 inclusive of any allowances on interest receivables made during that period.

Other income decreased by 7.1% during the six months ended March 31, 2017, as compared to the prior year period. For the six months ended March 31, 2017, other income consisted primarily of $1.5 million in success fees recognized. For the six months ended March 31, 2016, other income consisted primarily of $1.3 million in success fees recognized and $0.3 million in dividend income received.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2017		Six Months Ended March 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$29,000	9.3%	$291	1.6%
IA Tech, LLC	23,460	7.5	1,395	7.4
WadeCo Specialties, Inc.	18,332	5.8	953	5.1
United Flexible, Inc.	17,798	5.7	1,128	6.0
Lignetics, Inc.	14,165	4.5	849	4.5

Subtotal—five largest investments	102,755	32.8	4,616	24.6
Other portfolio companies	210,762	67.2	14,151	75.4

Total Investment Portfolio	$313,517	100.0%	$18,767	100.0%

	As of March 31, 2016		Six Months Ended March 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
WadeCo Specialties, Inc.	$20,266	6.9%	$1,038	5.3%
RBC Acquisition Corp.	20,685	7.0	1,536	7.8
United Flexible, Inc.	17,239	5.9	988	5.1
Francis Drilling Fluids, Ltd.	15,840	5.4	1,346	6.9
Lignetics, Inc.	16,121	5.5	854	4.4

Subtotal—five largest investments	90,151	30.7	5,762	29.5
Other portfolio companies	203,277	69.3	13,756	70.5

Total Investment Portfolio	$293,428	100.0%	$19,518	100.0%

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased for the six months ended March 31, 2017 by 16.7%, as compared to the prior year period. This decrease was primarily due to decreases in net base management fee, interest expense on borrowings, and professional fees and shareholder related costs.

Interest expense decreased by $0.3 million, or 19.4%, during the six months ended March 31, 2017, as compared to the prior year period, primarily due to decreased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding under our Credit Facility during the six months ended March 31, 2017, was approximately $40.8 million, as compared to $63.5 million in the prior year period, a decrease of 35.7%.

Net base management fee earned by the Adviser decreased by $1.0 million, or 37.2%, during the six months ended March 31, 2017, as compared to the prior year period, resulting from an increase in portfolio company fee credits due to new investments made in the current year period.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits totaling $1.1 million from the Adviser to reduce the income-based incentive fee to the extent that net investment income did not cover 100.0% of the distributions to common stockholders during the six months ended March 31, 2017. The credits granted during the six months ended March 31, 2016, totaled $0.9 million.

Base management, loan servicing and incentive fees and associated non-contractual, unconditional and irrevocable credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2017	2016
Average total assets subject to base management fee(A)	$312,800	$330,300
Multiplied by prorated annual base management fee of 1.75%	0.875%	0.875%

Base management fee(B)	$2,737	$2,890
Portfolio company fee credit	(1,083)	(234)
Senior syndicated loan fee credit	(22)	(56)

Net Base Management Fee	$1,632	$2,600

Loan servicing fee(B)	1,938	1,981
Credits to base management fee - loan servicing fee(B)	(1,938)	(1,981)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	2,363	2,182
Incentive fee credit	(1,114)	(949)

Net Incentive Fee	$1,249	$1,233

Portfolio company fee credit	(1,083)	(234)
Senior syndicated loan fee credit	(22)	(56)
Incentive fee credit	(1,114)	(949)

Credit to Fees From Adviser - other(B)	$(2,219)	$(1,239)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the six months ended March 31, 2017, we recorded a net realized loss on investments of $3.4 million, which resulted primarily from the sale of substantially all the assets of RBC for a $2.3 million realized loss and the write-off of $5.0 million of our investment in Sunshine, partially offset by the sale of Behrens for a $2.5 million realized gain and a $1.3 million realized gain related to an additional earn-out from Funko, LLC (“Funko”), which was exited in the prior year.

For the six months ended March 31, 2016, we recorded a net realized gain on investments of $9.9 million, which resulted primarily from a realized gain of $17.0 million from the sale of Funko, partially offset by a realized loss of $5.5 million recognized from the restructure of Targus and a realized loss of $2.4 million from the sale of Heartland Communications Group LLC during the period.

Net Unrealized Appreciation (Depreciation) of Investments

The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2017, were as follows:

	Six Months Ended March 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
SourceHOV, LLC	$—	$1,733	$—	$1,733
Funko, LLC	1,251	(7)	—	1,244
Edge Adhesives Holdings, Inc.	—	925	—	925
Meridian Rack & Pinion, Inc.	—	922	—	922
The Mochi Ice Cream Company	—	424	—	424
Vitera Healthcare Solutions, Inc.	—	213	115	328
Defiance Integrated Technologies, Inc.	—	316	—	316
IA Tech, LLC	—	230	—	230
Drumcree, LLC	—	154	—	154
Vision Government Solutions, Inc.	—	150	—	150
TWS Acquisition Corporation	—	103	—	103
WadeCo Specialties, Inc.	—	103	—	103
Leeds Novamark Capital I, L.P.	—	101	—	101
AG Transportation Holdings, LLC	—	98	—	98
Autoparts Holdings Limited	1	—	90	91
B+T Group Acquisition Inc.	—	90	—	90
Merlin International, Inc.	—	88	—	88
United Flexible, Inc.	—	(296)	—	(296)
Targus Group International, Inc.	—	(521)	—	(521)
Sunshine Media Holdings	(5,000)	763	3,612	(625)
Lignetics, Inc.	—	(655)	—	(655)
Behrens Manufacturing, LLC	2,544	—	(3,211)	(667)
LWO Acquisitions Company LLC	—	(696)	—	(696)
Flight Fit N Fun LLC	—	(727)	—	(727)
Vertellus Holdings LLC	109	(1,244)	—	(1,135)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Alloy Die Casting, Corp.	—	(1,215)	—	(1,215)
Francis Drilling Fluids, Ltd.	—	(4,546)	—	(4,546)
Other, net (<$250)	22	187	(120)	89

Total:	$(3,403)	$(3,307)	$1,605	$(5,105)

The largest driver of our net unrealized depreciation for the six months ended March 31, 2017 was derived from a decline in financial and operation performance of certain portfolio companies, most notably FDF of $4.5 million, Vertellus Holdings LLC of $1.2 million, ADC of $1.2 million, and the reversal of previously recorded unrealized appreciation on Behrens upon exit. This depreciation was partially offset by the appreciation on Source of $1.7 million and Edge Adhesives Holdings, Inc. of $0.9 million and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off.

The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2016, were as follows:

	Six Months Ended March 31, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Legend Communications of Wyoming, LLC	$—	$2,857	$27	$2,884
Behrens Manufacturing, LLC	—	1,421	—	1,421
Funko, LLC	17,039	55	(16,009)	1,085
J. America, Inc.	—	482	—	482
Triple H Food Processors	—	376	—	376
Heartland Communications Group, LLC	(2,355)	—	2,390	35
Lindmark Acquisition LLC	(317)	—	297	(20)
GFRC Holdings, LLC	—	(250)	—	(250)
United Flexible, Inc.	—	(351)	—	(351)
Flight Fit N Fun LLC	—	(404)	—	(404)
AG Transportation Holdings, LLC	—	(681)	—	(681)
Vision Solutions, Inc.	—	(768)	—	(768)
Vitera Healthcare Solutions, Inc.	—	(924)	—	(924)
Southern Petroleum Laboratories, Inc.	—	(1,034)	—	(1,034)
Vision Government Solutions, Inc.	—	(1,136)	—	(1,136)
Vertellus Specialties, Inc.	—	(1,251)	—	(1,251)
WadeCo Specialties, Inc.	—	(1,263)	—	(1,263)
Sunburst Media – Louisiana, LLC	—	(1,293)	—	(1,293)
SourceHOV, LLC	—	(1,365)	—	(1,365)
Precision Acquisition Group Holdings, Inc.	—	(1,879)	—	(1,879)
LWO Acquisitions Company LLC	—	(1,997)	—	(1,997)
RBC Acquisition Corp.	1,207	(4,415)	—	(3,208)
Targus Group International, Inc.	(5,500)	(2,192)	4,198	(3,494)
Defiance Integrated Technologies, Inc.	—	(4,177)	—	(4,177)
Francis Drilling Fluids, Ltd.	—	(4,275)	—	(4,275)
Other, net (<$250)	(154)	(1,095)	217	(1,032)

Total:	$9,920	$(25,559)	$(8,880)	$(24,519)

The largest driver of our net unrealized depreciation for the six months ended March 31, 2016 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably RBC of $4.4 million, FDF of $4.3 million and Defiance of $4.2 million. The change was also driven by the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by the appreciation on Behrens of $1.4 million and Legend Communications of Wyoming, LLC of $2.9 million and the reversal of $4.1 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

Net Realized Loss on Other

During the six months ended March 31, 2016, we recorded a net realized loss of $0.1 million, due to the expiration of our interest rate cap agreement in January 2016. No such amounts were incurred during the six months ended March 31, 2017.

Net Unrealized Appreciation of Other

During the six months ended March 31, 2017, we recorded $0.1 million of net unrealized appreciation on our Credit Facility recorded at fair value. During the six months ended March 31, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash provided by operating activities for the six months ended March 31, 2017 was $10.2 million as compared to $63.5 million for the six months ended March 31, 2016. The change was primarily due to the increase in purchases of investments and the decrease in net unrealized depreciation period over period. Purchases of investments were $59.7 million during the six months ended March 31, 2017 compared to $25.9 million during the prior year period. Net unrealized depreciation totaled $1.6 million during the six months ended March 31, 2017 compared to $34.4 million during the prior year period.

As of March 31, 2017, we had loans to, syndicated participations in or equity investments in 44 private companies, with an aggregate cost basis of approximately $374.9 million. As of March 31, 2016, we had loans to, syndicated participations in or equity investments in 44 private companies, with an aggregate cost basis of approximately $372.2 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2017 and 2016:

	Six Months Ended March 31,
	2017	2016
Beginning investment portfolio, at fair value	$322,114	$365,891
New investments	56,241	22,300
Disbursements to existing portfolio companies	3,417	3,568
Scheduled principal repayments	(2,319)	(738)
Unscheduled principal repayments	(54,436)	(57,385)
Net proceeds from sales	(8,311)	(19,913)
Net unrealized depreciation	(3,307)	(25,559)
Reversal of prior period depreciation (appreciation)	1,605	(8,880)
Net realized (loss) gain	(3,403)	9,920
Increase in investments due to PIK(A) or other	2,289	3,739
Cost adjustments on non-accrual loans	—	388
Net change in premiums, discounts and amortization	(373)	97

Investment Portfolio, at Fair Value	$313,517	$293,428

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2017:

		Amount
For the remaining six months ending September 30:	2017	$19,277
For the fiscal year ending September 30:	2018	53,839
	2019	45,159
	2020	80,296
	2021	80,104
	Thereafter	66,220

	Total contractual repayments	$344,895
	Equity investments	35,896
	Adjustments to cost basis on debt investments	(5,885)

	Cost basis of investments held at March 31, 2017:	$374,906

Financing Activities

Net cash used in financing activities totaled $11.4 million for the six months ended March 31, 2017 and consisted primarily of net repayments on our Credit Facility of $17.2 million and $10.6 million of distributions to common stockholders, partially offset by $16.5 million in net proceeds from our common stock offering during the six months ended March 31, 2017. Net cash used in financing activities totaled $61.5 million for the six months ended March 31, 2016 and consisted primarily of net repayments on our Credit Facility of $70.0 million and $9.7 million of distributions to common stockholders, partially offset by $18.5 million in net proceeds from our common stock offering during the six months ended March 31, 2016.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the six months ended March 31, 2017 and 2016, which totaled an aggregate of $10.6 million and $9.7 million, respectively. In April 2017, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May and June 2017. Our Board of Directors declared these distributions based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2017.

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

Preferred Stock Dividends

We paid monthly cash dividends of $0.140625 per share of our Series 2021 Term Preferred Stock for each month during the six months ended March 31, 2017 and 2016, which totaled an aggregate of $2.1 million. In April 2017, our Board of Directors declared a monthly distribution of $0.140625 per share of Series 2021 Term Preferred stock for each of April, May, and June 2017. For federal income tax purposes, distributions paid by us to preferred stockholders generally constitute ordinary income to the extent our current and accumulated earnings and profits have been characterized as ordinary income to our preferred stockholders.

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

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The program expired on January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in aggregate gross purchases of $0.6 million. We did not repurchase any shares during the six months ended March 31, 2017.

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

Pursuant to our prior registration statement, on February 27, 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we may issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016 or the six months ended March 31, 2017.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders. We completed the abovementioned October 2016 common stock offering as a result of the stockholder approval of the proposal at our 2016 Annual Meeting of Stockholders and additional Board of Directors approval. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. Should we decide to issue shares of common stock at a price below NAV, we will seek the requisite approval of our stockholders.

On May 2, 2017, the closing market price of our common stock was $9.86, an 18.4% premium to our March 31, 2017 NAV per share of $8.33.

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

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage ratio of at least 200% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time on or after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of March 31, 2017 was 282.1%.

If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $223.2 million as of March 31, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $273.9 million, asset coverage on our “senior securities representing indebtedness” of 599.1% and an active status as a BDC and RIC. In addition, we had 29 obligors in our Credit Facility’s borrowing base as of March 31, 2017. As of March 31, 2017, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income only when the payment has been received. As of March 31, 2017 and September 30, 2016, we had off-balance sheet success fee receivables on our accruing debt investments of $2.9 million and $3.4 million (or approximately $0.12 per common share and $0.14 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2017 and September 30, 2016 to be immaterial. The following table shows our contractual obligations as of March 31, 2017, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$54,100	$—	$—	$54,100
Series 2021 Term Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	3,519	16,247	3,088	—	22,854

Total	$3,519	$70,347	$64,088	$—	$137,954

(A)	Excludes unused line of credit commitments, unused delayed draw term loans and uncalled capital commitments to our portfolio companies in the aggregate principal amount of $13.4 million as of March 31, 2017.
(B)	Principal balance of borrowings under our Credit Facility as of March 31, 2017, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and distribution obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of March 31, 2017. Distribution payments on our Series 2021 Term Preferred Stock assume quarterly distribution declarations and monthly distributions to stockholders through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary loans in our portfolio at March 31, 2017 and September 30, 2016, representing approximately 91.2% and 90.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2017	As of September 30, 2016
Highest	9.0	8.0
Average	5.3	5.3
Weighted Average	5.4	5.3
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at March 31, 2017 and September 30, 2016, representing approximately 6.9% and 7.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2017	As of September 30, 2016
Highest	5.0	5.0
Average	4.0	3.9
Weighted Average	3.8	4.0
Lowest	3.0	2.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at March 31, 2017 and September 30, 2016, representing approximately 1.9% and 2.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2017	As of September 30, 2016
Highest	8.0	5.0
Average	5.5	4.0
Weighted Average	4.8	3.5
Lowest	3.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of March 31, 2017, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.8%
Fixed rates	11.2

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2017 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2017 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section, the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Date: May 3, 2016

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