Form 10-Q
period 2017-06-30
GLADSTONE CAPITAL CORP
filed 2017-08-02
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 1, 2017 was 26,115,470.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	September 30,
	2017	2016
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $314,071 and $250,991, respectively)	$283,161	$226,401
Affiliate investments (Cost of $51,217 and $85,013, respectively)	42,041	75,473
Control investments (Cost of $40,615 and $45,797, respectively)	20,301	20,240

Total investments at fair value (Cost of $405,903 and $381,801 respectively)	345,503	322,114

Cash and cash equivalents	7,002	6,152
Restricted cash and cash equivalents	273	406
Interest receivable, net	2,284	2,333
Due from custodian	2,857	2,164
Deferred financing fees	1,039	1,521
Other assets, net	2,387	848

TOTAL ASSETS	$361,345	$335,538

LIABILITIES
Borrowings, at fair value (Cost of $82,200 and $71,300, respectively)	$82,271	$71,300
Mandatorily redeemable preferred stock, $0.001 par value, $25 liquidation preference; 4,000,000 shares authorized and 2,440,000 shares issued and outstanding, net	59,624	59,360
Accounts payable and accrued expenses	219	1,019
Interest payable	235	201
Fees due to Adviser(A)	460	1,222
Fee due to Administrator(A)	272	282
Other liabilities	1,281	947

TOTAL LIABILITIES	$144,362	$134,331

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 46,000,000 shares authorized; 25,880,466 shares issued and outstanding as of June 30, 2017 and 23,344,422 shares issued and outstanding as of September 30, 2016	$26	$23
Capital in excess of par value	347,061	327,678
Cumulative net unrealized depreciation of investments	(60,400)	(59,687)
Cumulative net unrealized depreciation of other	(71)	—
(Over) under distributed net investment income	(313)	4,277
Accumulated net realized losses	(69,320)	(71,084)

TOTAL NET ASSETS	$216,983	$201,207

NET ASSET VALUE PER COMMON SHARE	$8.38	$8.62

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 10—Commitments and Contingencies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
INVESTMENT INCOME
Interest income, net
Non-Control/Non-Affiliate investments	$8,047	$5,878	$21,874	$19,203
Affiliate investments	1,204	2,069	3,713	5,980
Control investments	371	304	1,249	921
Other	7	2	14	3

Total interest income	9,629	8,253	26,850	26,107
Other income
Non-Control/Non-Affiliate investments	3	542	407	1,831
Affiliate investments	—	466	1,142	466
Control investments	—	583	—	958

Total other income	3	1,591	1,549	3,255

Total investment income	9,632	9,844	28,399	29,362

EXPENSES
Base management fee(A)	1,480	1,369	4,217	4,258
Loan servicing fee(A)	1,071	896	3,009	2,876
Incentive fee(A)	1,116	1,187	3,479	3,369
Administration fee(A)	272	287	858	900
Interest expense on borrowings	904	648	2,047	2,066
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	3,087	3,088
Amortization of deferred financing fees	274	273	821	802
Professional fees	223	214	665	925
Other general and administrative expenses	230	426	774	1,106

Expenses, before credits from Adviser	6,599	6,329	18,957	19,390
Credit to base management fee - loan servicing fee(A)	(1,071)	(896)	(3,009)	(2,876)
Credits to fees from Adviser - other(A)	(1,275)	(496)	(3,494)	(1,736)

Total expenses, net of credits	4,253	4,937	12,454	14,778

NET INVESTMENT INCOME	5,379	4,907	15,945	14,584

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(23)	(153)	3,903	8,875
Affiliate investments	—	72	(2,330)	1,280
Control investments	—	(3)	(4,999)	(318)
Other	—	—	—	(64)

Total net realized (loss) gain	(23)	(84)	(3,426)	9,773
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	283	4,176	(6,320)	(18,558)
Affiliate investments	190	(2,012)	364	(8,546)
Control investments	516	(1,471)	5,243	(6,643)
Other	(182)	—	(71)	62

Total net unrealized appreciation (depreciation)	807	693	(784)	(33,685)

Net realized and unrealized gain (loss)	784	609	(4,210)	(23,912)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,163	$5,516	$11,735	$(9,328)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21	$0.63	$0.63

Net increase (decrease) in net assets resulting from operations	$0.24	$0.24	$0.46	$(0.40)

Distributions declared and paid	$0.21	$0.21	$0.63	$0.63

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	25,576,149	23,363,952	25,288,289	23,145,842

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
OPERATIONS
Net investment income	$15,945	$14,584
Net realized (loss) gain on investments and other	(3,426)	9,773
Net unrealized depreciation of investments	(713)	(33,747)
Net unrealized (depreciation) appreciation of other	(71)	62

Net increase (decrease) in net assets resulting from operations	11,735	(9,328)

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(15,945)	(11,395)
Distributions to common stockholders from realized gains	—	(3,189)

Total distributions to common stockholders	(15,945)	(14,584)

CAPITAL TRANSACTIONS
Issuance of common stock	20,932	19,665
Offering costs for issuance of common stock	(946)	(1,111)
Repurchase of common stock	—	(572)

Net increase in net assets resulting from capital transactions	19,986	17,982

NET INCREASE (DECREASE) IN NET ASSETS	15,776	(5,930)
NET ASSETS, BEGINNING OF PERIOD	201,207	191,444

NET ASSETS, END OF PERIOD	$216,983	$185,514

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$11,735	$(9,328)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(95,449)	(59,862)
Principal repayments on investments	62,792	78,596
Net proceeds from sale of investments	8,289	19,829
Net realized loss (gain) on investments	3,426	(9,837)
Increase in investments due to paid-in-kind interest or other	(3,599)	(4,311)
Net change in premiums, discounts and amortization	439	(109)
Cost adjustments on non-accrual loans	—	(388)
Net unrealized depreciation of investments	713	33,747
Net realized loss on other	—	64
Net unrealized depreciation (appreciation) of other	71	(62)
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	133	223
Amortization of deferred financing fees	821	802
Decrease in interest receivable, net	49	2,927
Decrease in due from custodian	(693)	(593)
Increase in other assets, net	(1,539)	(2,803)
Decrease in accounts payable and accrued expenses	(800)	(163)
Increase (decrease) in interest payable	34	(108)
(Decrease) increase in fees due to Adviser(A)	(762)	460
(Decrease) increase in fee due to Administrator(A)	(10)	37
Increase in other liabilities	334	2,770

Net cash (used in) provided by operating activities	(14,016)	51,891

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	108,000	77,000
Repayments on borrowings	(97,100)	(131,000)
Deferred financing fees	(75)	(75)
Proceeds from issuance of common stock	20,932	19,665
Offering costs for issuance of common stock	(946)	(1,111)
Repurchases of common stock	—	(572)
Distributions paid to common stockholders	(15,945)	(14,584)

Net cash provided by (used in) financing activities	14,866	(50,677)

NET INCREASE IN CASH AND CASH EQUIVALENTS	850	1,214
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,152	3,808

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,002	$5,022

NON-CASH ACTIVITIES(B)	$—	$3,921

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transaction:

In February 2016, our investment in Targus Group International, Inc. was restructured resulting in non-cash activity of $3.9 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Schedule of Investments as of June 30, 2017 and September 30, 2016.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M):
Proprietary Investments:
AG Transportation Holdings, LLC	Cargo transport	Secured Second Lien Debt (13.3%, Due 3/2018)(C)	$13,000	$13,000	$13,065
		Member Profit Participation (18.0% ownership)(E)(G)		1,000	—
		Profit Participation Warrants (7.0% ownership)(E)(G)		244	—

				14,244	13,065
Alloy Die Casting Corp.(R)	Diversified/conglomerate	Secured First Lien Debt (13.5%, Due 10/2018)(C)(H)	5,235	5,235	3,665
	manufacturing	Secured First Lien Debt (13.5%, Due 10/2018)(C)(H)	75	75	53
		Secured First Lien Debt (Due 10/2018)(C)(P)	390	390	275
		Preferred Stock (2,192 shares)(E)(G)		2,192	—
		Common Stock (270 shares)(E)(G)		18	—

				7,910	3,993
B+T Group Acquisition Inc.(R)	Telecommunications	Secured First Lien Debt (13.0%, Due 12/2019)(C)	6,000	6,000	5,940
		Preferred Stock (5,503 shares)(E)(G)(J)		1,799	1,374

				7,799	7,314
Belnick, Inc.	Home and Office Furnishings, Housewares and Durable Consumer Products	Secured Second Lien Debt (11.0%, Due 8/2023)(C)(F)	10,000	10,000	10,025
Canopy Safety Brands, LLC	Personal and non-durable consumer products	Secured First Lien Line of Credit, $500 available (7.7%, Due 9/2019)(C)	—	—	—
		Secured First Lien Debt (10.7%, Due 9/2021)(C)	6,850	6,850	6,859
		Participation Warrant(E)(G)		500	286

				7,350	7,145
Chinese Yellow Pages Company	Printing and publishing	Secured First Lien Line of Credit, $0 available (8.0%, Due 2/2015)(E)	107	107	—
Drumcree, LLC	Broadcasting and entertainment	Secured First Lien Debt (15.0% PIK, Due 8/2017)(E)(F)	6,192	6,177	6,192
Flight Fit N Fun LLC	Leisure, Amusement, Motion Pictures, Entertainment	Secured First Lien Debt (15.2%, Due 9/2020)(C)	7,800	7,800	7,488
		Preferred Stock (700,000 units)(E)(G)		700	759

				8,500	8,247
Francis Drilling Fluids, Ltd.	Oil and gas	Secured Second Lien Debt (11.9% PIK, Due 4/2020)(C)	16,243	16,103	5,685
		Secured Second Lien Debt (10.8% PIK, Due 4/2020)(C)	7,524	7,459	2,634
		Preferred Equity Units (1,656 units)(E)(G)		1,215	—
		Common Equity Units (1,656 units)(E)(G)		1	—

				24,778	8,319
Funko Acquisition Holdings,	Personal and non-durable	Preferred Equity Units (260 units)(E)(G)		167	245
LLC(R)	consumer products	Common Stock (975 units)(E)(G)		—	—

				167	245
GFRC Holdings, LLC	Buildings and real estate	Secured First Lien Line of Credit, $95 available (9.0%, Due 9/2018)(E)	1,105	1,105	1,105
		Secured First Lien Debt (9.0%, Due 9/2018)(E)	1,000	1,000	1,000
		Preferred Stock (1,000 shares)(E)(G)		1,025	869
		Common Stock Warrants (45.0% ownership)(E)(G)		—	—

				3,130	2,974
HB Capital Resources, Ltd.	Diversified/conglomerate	Secured Second Lien Debt (11.5%, Due 10/2022)(I)	22,000	22,000	22,000
	service
IA Tech, LLC	Diversified/conglomerate	Secured First Lien Debt (12.2%, Due 6/2021)(C)	23,000	23,000	23,518
	service
Leeds Novamark Capital I, L.P.	Private equity fund–healthcare, education and childcare	Limited Partnership Interest (3.5% ownership, $1,581 uncalled capital commitment)(G)(L)(Q)		1,414	1,303
Meridian Rack & Pinion, Inc.(R)	Automobile	Secured First Lien Debt (13.5%, Due 12/2018)(C)	4,140	4,140	3,726
		Preferred Stock (1,449 shares)(E)(G)		1,449	429

				5,589	4,155

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) (Continued):
Merlin International, Inc.	Healthcare, education, and childcare	Secured Second Lien Debt (11.2%, Due 8/2022)(C)	10,000	10,000	10,112
The Mochi Ice Cream Company(T)	Beverage, Food and Tobacco	Secured Second Lien Debt (11.7%, Due 1/2021)(C)	6,750	6,750	6,885
		Common Stock (450 units)(E)(G)		450	606

				7,200	7,491
NetFortris Corp.	Telecommunications	Secured First Lien Line of Credit, $2,000 available (11.2%, Due 11/2017)(C)	—	—	—
		Secured First Lien Debt (9.6%, Due 2/2021)(C)	24,000	24,000	24,120
		Common Stock Warrant(E)(G)		1	—

				24,001	24,120
Precision International, LLC	Machinery	Secured First Lien Debt (10.0% PIK, Due 9/2021)(C)(F)	795	795	789
		Membership Unit Warrant (33.3% ownership)(E)(G)		—	—

				795	789
Sea Link International IRB, Inc.	Automobile	Secured Second Lien Debt (11.3%, Due 11/2021)(C)(F)	5,000	5,000	5,037
		Secured Second Lien Delayed Draw Term Loan, $2,000 available (11.3%, Due 11/2021)(C)(F)	—	—	—
		Common Equity Units (240,000 units)(E)(G)		240	177

				5,240	5,214
Travel Sentry, Inc.	Diversified/conglomerate service	Secured First Lien Debt (10.3%, Due 12/2021)(C)	8,902	8,902	9,047
Triple H Food Processors, LLC	Beverage, Food and Tobacco	Secured First Lien Line of Credit, $1,500 available (8.0%, Due 8/2018)(C)	—	—	—
		Secured First Lien Debt (10.0%, Due 8/2020)(C)	7,000	7,000	7,166
		Common Stock (250,000 units)(E)(G)		250	452

				7,250	7,618
TWS Acquisition Corporation	Healthcare, education and childcare	Secured First Lien Line of Credit, $1,500 available (9.2%, Due 7/2017)(C)	—	—	—
		Secured First Lien Debt (9.2%, Due 7/2020)(C)	9,432	9,432	9,598

				9,432	9,598
United Flexible, Inc.	Diversified/conglomerate manufacturing	Secured Second Lien Debt (10.7%, 2.0% PIK, Due 2/2022)(C)	17,902	17,815	17,723
		Preferred Stock (538 shares)(E)(G)		538	479
		Common Stock (1,158 shares)(E)(G)		148	—

				18,501	18,202
Vacation Rental Pros Property Management, LLC	Hotels, motels, inns, and gaming	Secured Second Lien Debt (11.2%, 3.0% PIK, Due 6/2023)(C)	7,091	7,091	7,091
Vision Government Solutions, Inc.	Diversified/conglomerate service	Secured First Lien Line of Credit, $0 available (10.0%, Due 1/2019)(C)	1,450	1,450	1,399
		Secured First Lien Delayed Draw Term Loan, $900 available (10.0%, Due 1/2019)(C)(F)	1,600	1,600	1,450
		Secured First Lien Debt (10.0%, Due 1/2019)(C)	9,000	9,000	8,261

				12,050	11,110
WadeCo Specialties, Inc.	Oil and gas	Secured First Lien Line of Credit, $425 available (8.2%, Due 4/2018)(C)	2,575	2,575	2,510
		Secured First Lien Debt (8.2%, Due 3/2019)(C)	10,691	10,671	10,424
		Secured First Lien Debt (12.0%, Due 3/2019)(C)	7,000	7,000	6,720
		Preferred Stock (1,000 shares)(E)(G)		618	1,554

				20,864	21,208

Subtotal – Non-Control/Non-Affiliate Proprietary Investments				$273,491	$250,095

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments:
DataPipe, Inc.	Diversified/conglomerate service	Secured Second Lien Debt (9.2%, Due 9/2019)(D)	$2,000	$1,962	$2,005
Keystone Acquisition Corp.	Diversified/conglomerate service	Secured Second Lien Debt (10.5%, Due 5/2025)(D)	4,000	3,921	3,960
LDiscovery, LLC	Diversified/conglomerate service	Secured Second Lien Debt (11.2%, Due 12/2023)(D)	5,000	4,810	4,700
Medical Solutions Holdings, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (9.5%, Due 12/2023)(I)	3,000	2,955	3,000
NetSmart Technologies, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.7%, Due 10/2023)(D)	3,660	3,607	3,642
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.7%, Due 7/2020)(D)	4,000	3,984	2,700
Edmentum Ultimate Holdings, LLC(S)	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(C)(F)	3,241	3,241	3,249
		Common Stock (21,429 shares)(E)(G)		2,636	—

				5,877	3,249
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.5%, Due 12/2021)(D)	3,500	3,450	3,010
SourceHOV LLC	Finance	Secured Second Lien Debt (11.8%, Due 4/2020)(D)	5,000	4,879	4,781
The Active Network, Inc.	Electronics	Secured Second Lien Debt (10.7%, Due 11/2021)(D)	519	519	517
Vertellus Holdings LLC	Chemicals, plastics and rubber	Secured Second Lien Debt (13.2%, Due 10/2021)(D)	1,099	1,099	923
		Common Stock Units (879,121 units)(D)(G)		3,018	440

				4,117	1,363
W3 Co.	Oil and gas	Common Equity (435 shares)(D)(G)	499	499	139

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$40,580	$33,066

Total Non-Control/Non-Affiliate Investments (represented 81.9% of total investments at fair value)				$314,071	$283,161

AFFILIATE INVESTMENTS(N):
Proprietary Investments:
Edge Adhesives Holdings, Inc.(R)	Diversified/conglomerate	Secured First Lien Debt (12.5%, Due 2/2019)(C)	$6,200	$6,200	$5,642
	manufacturing	Secured First Lien Debt (13.8%, Due 2/2019)(C)	1,600	1,600	1,464
		Preferred Stock (2,516 units)(E)(G)		2,516	—

				10,316	7,106
FedCap Partners, LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled Commitment)(G)(K)(Q)		1,634	1,562
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(C)	6,000	6,000	6,000
		Secured Second Lien Debt (12.0%, Due 2/2021)(C)	8,000	8,000	8,000
		Secured Second Lien Debt (12.0%, Due 2/2021)(C)	3,300	3,300	3,300
		Preferred Stock (40,000 shares)(E)(G)		800	809
		Common Stock (152,603 shares)(E)(G)		1,855	637

				19,955	18,746
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $0 available (6.7%, 2.0% PIK, Due 3/2018)(C)	2,635	2,632	2,206
		Secured First Lien Debt (9.7%, 2.0% PIK, Due 12/2019)(C)	10,886	10,863	9,117
		Common Units (921,000 units)(E)(G)		921	—

				14,416	11,323

Subtotal – Affiliate Proprietary Investments				$46,321	$38,737

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
AFFILIATE INVESTMENTS(N) (Continued):
Syndicated Investments:
Targus Cayman HoldCo Limited	Textiles and leather	Secured First Lien Debt (15.0% PIK, Due 12/2019)(C)(F)	2,553	2,553	2,563
		Common Stock (526,141 shares)(E)(G)		2,343	741

				4,896	3,304

Total Affiliate Investments (represented 12.2% of total investments at fair value)				$51,217	$42,041

CONTROL INVESTMENTS(O):
Proprietary Investments:
Defiance Integrated Technologies, Inc.	Automobile	Secured Second Lien Debt (11.0%, Due 2/2019)(E)	$6,065	$6,065	$6,065
		Common Stock (33,321 shares)(E)(G)		580	4,990

				$6,645	$11,055
PIC 360, LLC	Machinery	Secured First Lien Debt (14.0%, Due 12/2017)(E)(F)	4,000	4,000	4,000
		Common Equity Units (750 units)(E)(G)		1	173

				4,001	4,173
Sunshine Media Holdings	Printing and publishing	Secured First Lien Line of Credit, $672 available (8.0%, Due 5/2018)(E)(F)	1,328	1,328	1,328
		Secured First Lien Debt (8.0%, Due 5/2018)(E)(F)(H)	5,000	3,525	1,105
		Secured First Lien Debt (4.8%, Due 5/2018)(E)(H)	11,948	8,401	2,640
		Secured First Lien Debt (5.5%, Due 5/2018)(E)(H)	10,700	10,700	—
		Preferred Stock (15,270 shares)(E)(G)(J)		5,275	—
		Common Stock (1,867 shares)(E)(G)		740	—
		Common Stock Warrants (72 shares)(E)(G)		—	—

				29,969	5,073

Total Control Proprietary Investments (represented 5.9% of total investments at fair value)				$40,615	$20,301

TOTAL INVESTMENTS				$405,903	$345,503

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $302.8 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2017, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.8% of total investments, at fair value, as of June 30, 2017.
(B)	Percentages represent cash interest rates (which are generally indexed off of the 30-day London Interbank Offered Rate (“LIBOR”)) in effect at June 30, 2017, and due dates represent the contractual maturity date. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded. Secured first lien debt securities generally take the form of first priority liens on substantially all of the assets of the underlying portfolio company businesses.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(D)	Fair value was based on the indicative bid price on or near June 30, 2017, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment valued at cost, as it was determined that the price paid during the quarter ended June 30, 2017 best represents fair value as of June 30, 2017.
(J)	Aggregates all shares of such class of stock owned without regard to specific series owned within such class, some series of which may or may not be voting shares.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw, or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.

(P)	Debt security does not have a stated current interest rate.
(Q)	Fair value was based on net asset value provided by the fund as a practical expedient.
(R)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(S)	Investment formerly known as PLATO Learning, Inc.
(T)	Investment formerly known as Mikawaya.

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

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company(A)	Industry	Investment(B)	Principal	Cost	Fair Value
Syndicated Investments (Continued):
New Trident Holdcorp, Inc.	Healthcare, education and childcare	Secured Second Lien Debt (10.3%, Due 7/2020)(E)	4,000	3,990	3,280
PLATO Learning, Inc.	Healthcare, education and childcare	Unsecured Debt (10.0% PIK, Due 6/2020)(D)(G)	3,000	2,960	3,012
		Common Stock (21,429 shares)(F)(H)		2,637	—

				5,597	3,012
PSC Industrial Holdings Corp.	Diversified/conglomerate service	Secured Second Lien Debt (9.3%, Due 12/2021)(E)	3,500	3,443	3,273
RP Crown Parent, LLC	Electronics	Secured Second Lien Debt (11.3%, Due 12/2019)(R)	2,000	1,976	2,000
SourceHOV LLC	Finance	Secured Second Lien Debt (11.5%, Due 4/2020) (E)	5,000	4,854	3,000
The Active Network, Inc.	Electronics	Secured Second Lien Debt (9.5%, Due 11/2021)(E)	1,000	996	980
Vertellus Specialties Inc.	Chemicals, plastics and rubber	Secured First Lien Debt (10.5%, Due 10/2019)(E)(I)	3,940	3,831	2,541
Vitera Healthcare Solutions, LLC	Healthcare, education and childcare	Secured Second Lien Debt (9.3%, Due 11/2021)(E)	4,500	4,479	4,151
W3 Co.	Oil and gas	Secured Second Lien Debt (9.3%, Due 9/2020)(E)	499	495	200

Subtotal – Non-Control/Non-Affiliate Syndicated Investments				$34,263	$26,971

Total Non-Control/Non-Affiliate Investments (represented 70.3% of total investments at fair value)				$250,991	$226,401

AFFILIATE INVESTMENTS(O) :
Proprietary Investments:
Edge Adhesives Holdings, Inc.(T)	Diversified/conglomerate	Secured First Lien Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,076
	manufacturing	Secured First Lien Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,576
		Preferred Stock (2,516 units)(F)(H)		2,516	—

				10,316	7,652
FedCap Partners LLC	Private equity fund – aerospace and defense	Class A Membership Units (80 units, $0 Uncalled Commitment)(H)(L)(S)		1,634	1,265
Lignetics, Inc.	Diversified natural resources, precious metals and minerals	Secured Second Lien Debt (12.0%, Due 2/2021)(D)	6,000	6,000	5,850
		Secured Second Lien Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,800
		Common Stock (152,603 shares)(F)(H)		1,856	1,171

				15,856	14,821
LWO Acquisitions Company LLC	Diversified/conglomerate manufacturing	Secured First Lien Line of Credit, $125 available (6.5%, 2.0% PIK, Due 3/2018)(D)	2,471	2,471	1,977
		Secured First Lien Debt (9.5%, 2.0% PIK, Due 12/2019)(D)	10,723	10,723	8,578
		Common Units (921,000 units)(F)(H)		921	—

				14,115	10,555
RBC Acquisition Corp.	Healthcare, education and childcare	Secured First Lien Debt (8.0%, Due 2/2019)(G)(R)	6,954	6,954	7,219
		Secured First Lien Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(G)(R)	4,629	4,629	4,629
		Secured First Lien Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(G)(R)	13,808	13,808	14,582
		Secured First Lien Mortgage Note (Due 12/2017)(Q)(R)	7,704	7,704	7,704
		Preferred Stock (4,999,000 shares)(H)(K)(R)		4,999	3,211
		Common Stock (2,000,000 shares)(H)(R)		370	—

				38,464	37,345

Subtotal – Affiliate Proprietary Investments				$80,385	$71,638

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

JUNE 30, 2017

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

Gladstone Financial Corporation (“Gladstone Financial”), a wholly-owned subsidiary of ours, was established on November 21, 2006, for the purpose of holding a license to operate as a Specialized Small Business Investment Company. Gladstone Financial acquired this license in February 2007. The license enables us to make investments in accordance with the United States Small Business Administration guidelines for specialized small business investment companies. As of June 30, 2017 and September 30, 2016, we held no investments in portfolio companies through Gladstone Financial.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2017, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, as filed with the SEC on November 21, 2016.

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. ASU 2015-03 requires the presentation of debt issuance costs as a deduction from the carrying amount of the related debt liability instead of as a deferred financing cost asset on the balance sheet. In August 2015, the FASB issued Accounting Standards Update 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” (“ASU 2015-15”), which codifies an SEC staff announcement that entities are permitted to defer and present debt issuance costs related to line of credit arrangements as assets. ASU 2015-03 was effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-03 during the three months ended December 31, 2016. ASU 2015-15 was effective immediately and, as a result, we continue to present debt issuance costs related to line of credit arrangements as assets.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•	Total Enterprise Value — In determining the fair value using a total enterprise value (“TEV”), the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA or revenue multiples obtained from our indexing methodology whereby the original transaction EBITDA or revenue multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA or revenue multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, inputs provided by an independent valuation firm, if any, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current reporting quarter (the quarter ended June 30, 2017) are generally valued at original cost basis.

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

Revenue Recognition Policy

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring, the interest income is deemed to be collectible. At June 30, 2017, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Corp., were on non-accrual status with an aggregate debt cost basis of $27.9 million, or 7.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $7.5 million, or 2.3% of the fair value of all debt investments in our portfolio. At September 30, 2016, certain loans to two portfolio companies, Sunshine Media Holdings and Vertellus Specialties, Inc. were on non-accrual status with an aggregate debt cost basis of $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $5.9 million, or 1.9% of the fair value of all debt investments in our portfolio.

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

We recorded OID income of $0.1 million during the three and nine months ended June 30, 2017 and 2016. We recorded PIK interest income of $1.3 million and $3.8 million during the three and nine months ended June 30, 2017, respectively, as compared to $0.6 million and $1.6 million during the three and nine months ended June 30, 2016, respectively. We collected $0 and $1.0 million in PIK interest in cash during the three and nine months ended June 30, 2017, respectively, as compared to $0 and $0.1 million during the three and nine months ended June 30, 2016, respectively.

Other Income Recognition

We generally record success fees upon receipt of cash. Success fees are contractually due upon a change of control in a portfolio company, typically from an exit or sale. We recorded success fee income of $0 and $1.5 million during the three and nine months ended June 30, 2017, respectively, as compared to $1.5 million and $2.8 million during the three and nine months ended June 30, 2016, respectively.

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash. We recorded $0 and $36 of dividend income during the three and nine months ended June 30, 2017, respectively, as compared to $5 and $0.3 million during the three and nine months ended June 30, 2016, respectively.

During the nine months ended June 30, 2017, we recharacterized $0.2 million of dividend income from our investment in Behrens Manufacturing, LLC (“Behrens”) recorded during our fiscal year ended September 30, 2016 as a return of capital.

We generally record prepayment fees upon receipt of cash. Prepayment fees are contractually due at the time of an investment’s exit, based on the prepayment fee schedule. We recorded $3 and $0.2 million in prepayment fees during the three and nine months ended June 30, 2017, as compared to $0.1 million and $0.2 million during the three and nine months ended June 30, 2016, respectively.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of June 30, 2017 and September 30, 2016, all of our investments were valued using Level 3 inputs and during the three and nine months ended June 30, 2017 and 2016, there were no investments transferred into or out of Levels 1, 2 or 3.

The following table presents our investments carried at fair value as of June 30, 2017 and September 30, 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2017	September 30, 2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$141,303	$134,067
Secured second lien debt	129,496	80,446
Unsecured debt	3,249	3,012
Preferred equity	5,710	7,051
Common equity/equivalents	3,403	1,825

Total Non-Control/Non-Affiliate Investments	$283,161	$226,401

Affiliate Investments
Secured first lien debt	$20,993	$54,620
Secured second lien debt	17,300	13,650
Preferred equity	809	3,211
Common equity/equivalents	2,939	3,992

Total Affiliate Investments	$42,041	$75,473

Control Investments
Secured first lien debt	$9,073	$10,034
Secured second lien debt	6,065	6,224
Common equity/equivalents	5,163	3,982

Total Control Investments	$20,301	$20,240

Total Investments, at Fair Value	$345,503	$322,114

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2017 and September 30, 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average(D) as of
	June 30, 2017	September 30, 2016	Valuation Technique/ Methodology	Unobservable Input	June 30, 2017	September 30, 2016
Secured first lien debt(A)	$160,191	$141,550	Yield Analysis	Discount Rate	8.5% - 22.1% / 12.8%	8.1% - 18.5% / 12.1%
	11,178	54,630	TEV	EBITDA multiples	3.2x – 3.2x / 3.2x	3.2x – 5.5x / 2.3x
				EBITDA	$1,327 - $1,327 / $1,327	$1,262 - $20,269 / $4,619
				Revenue multiples	0.4x – 0.4x / 0.4x	0.2x – 0.4x / 0.4x
				Revenue	$6,934 - $12,682 / $12,293	$4,696 - $15,083 / $14,139
	—	2,541	Market Quote	IBP	—	64.5% - 64.5% / 64.5%
Secured second lien debt(B)	117,558	72,678	Yield Analysis	Discount Rate	10.9% - 21.0% / 13.4%	12.0% - 22.0% / 15.1%
	29,238	21,417	Market Quote	IBP	67.5% - 100.3% / 93.7%	40.0% - 98.3% / 83.7%
	6,065	6,225	TEV	EBITDA multiples	4.7x – 4.7x / 4.7x	4.7x – 4.7x / 4.7x
				EBITDA	$4,005 - $4,005 / $4,005	$2,759 - $2,759 / $2,759
Unsecured debt	3,249	3,012	Yield Analysis	Discount Rate	9.9% - 9.9% / 9.9%	9.9% - 9.9% /9.9%
Preferred and common equity / equivalents(C)	14,580	18,017	TEV	EBITDA multiples	3.2x – 10.5x / 6.1x	3.2x – 7.5x / 5.8x
				EBITDA	$1,017 - $94,854 / $7,644	$1,132 - $86,041 / $7,714
				Revenue multiples	0.4x – 1.2x / 0.4x	0.4x – 0.4x / 0.4x
				Revenue	$6,934 - $69,470 / $14,078	$7,708 - $15,083 / $14,009
				Discount Rate	12.2% - 12.2% / 12.2%	11.7% - 11.7% / 11.7%
	579	—	Market Quotes	IBP	14.6% - 27.9% /16.5%	—
	2,865	2,044	Investments in Funds(D)

Total Investments, at Fair Value	$345,503	$322,114

(A)	Fair value as of September 30, 2016 includes one new proprietary debt investment and two restructured proprietary debt investments totaling $12.6 million, which were valued at cost, and two proprietary debt investments totaling $38.8 million, which were valued at the expected exit amount.
B)	Fair value as of June 30, 2017 includes one new proprietary debt investment and one new syndicated debt investment totaling $25.0 million, which were valued at cost. Fair value as of September 30, 2016 includes one new proprietary debt investment for $10.0 million which was valued at cost.
(C)	Fair value as of September 30, 2016 includes one new proprietary investment and one restructured proprietary investment totaling $0.5 million, which were valued at cost, and two proprietary investments for $7.3 million, which were valued at the expected payoff amount.
(D)	Fair value as of June 30, 2017 and September 30, 2016 is based on net asset value as a practical expedient and is not subject to leveling within the fair value hierarchy.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2017:	Secured	Secured			Common
Three Months Ended June 30, 2017	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of March 31, 2017	$174,033	$121,097	$3,185	$4,666	$10,536	$313,517
Total gains (losses):
Net realized loss(A)	(14)	—	—	(8)	(1)	(23)
Net unrealized (depreciation) appreciation(B)	387	(1,280)	(50)	963	969	989
New investments, repayments and settlements:(C)
Issuances/originations	3,001	33,128	80	890	—	37,099
Settlements/repayments	(6,052)	(84)	34	—	—	(6,102)
Net proceeds from sales	14	—	—	8	1	23

Fair Value as of June 30, 2017	$171,369	$152,861	$3,249	$6,519	$11,505	$345,503

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Secured	Secured			Common
Nine Months Ended June 30, 2017	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$9,799	$322,114
Total gains (losses):
Net realized (loss) gain(A)	(4,913)	1	—	1,465	21	(3,426)
Net unrealized (depreciation) appreciation(B)	1,253	(3,262)	(43)	2,016	(2,282)	(2,318)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,114	180	—	(1,059)	370	1,605
New investments, repayments and settlements:(C)
Issuances/originations	33,130	63,264	241	1,644	769	99,048
Settlements/repayments	(54,909)	(8,361)	39	—	—	(63,231)
Net proceeds from sales	(87)	(1)	—	(7,809)	(392)	(8,289)
Transfers	(3,940)	720	—	—	3,220	—

Fair Value as of June 30, 2017	$171,369	$152,861	$3,249	$6,519	$11,505	$345,503

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2016:	Secured	Secured			Common
Three Months Ended June 30, 2016	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total

Fair Value as of March 31, 2016	$182,660	$91,955	$—	$7,263	$11,550	$293,428
Total gains (losses):
Net realized loss(A)	—	—	—	(80)	(4)	(84)
Net unrealized (depreciation) appreciation(B)	(28)	454	4	1,962	(1,128)	1,264
Reversal of prior period net depreciation on realization(B)	(390)	—	—	(169)	(13)	(572)
New investments, repayments and settlements:(C)
Issuances/originations	31,733	2,044	71	137	580	34,565
Settlements/repayments	(8,944)	(11,078)	3	(440)	—	(20,459)
Net proceeds from sales	—	—	—	80	4	84
Transfers	(16,888)	14,042	2,846	582	(582)	—

Fair Value as of June 30, 2016	$188,143	$97,417	$2,924	$9,335	$10,407	$308,226

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Secured	Secured			Common
Nine Months Ended June 30, 2016	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total

Fair Value as of September 30, 2015	$206,840	$120,303	$—	$24,315	$14,433	$365,891
Total gains (losses):
Net realized (loss) gain(A)	(6,568)	(167)	—	16,959	(387)	9,837
Net unrealized (depreciation) appreciation(B)	(12,405)	(6,979)	4	1,762	(6,677)	(24,295)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,209	147	—	(16,178)	370	(9,452)
New investments, repayments and settlements:(C)
Issuances/originations	62,157	2,280	71	339	3,246	68,093
Settlements/repayments	(49,380)	(32,202)	3	(440)	—	(82,019)
Net proceeds from sales	(1,822)	(7)	—	(18,004)	4	(19,829)
Transfers	(16,888)	14,042	2,846	582	(582)	—

Fair Value as of June 30, 2016	$188,143	$97,417	$2,924	$9,335	$10,407	$308,226

(A)	Included in net realized gain (loss) on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) of investments on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, the accretion of discounts, and PIK, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of June 30, 2017 and September 30, 2016, we held 34 and 32 proprietary investments with an aggregate fair value of $309.1 million and $291.3 million, or 89.5% and 90.4% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2017:

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens, which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

•	In February 2017, we invested $29.0 million in NetFortris Corp. through secured first lien debt.

•	In March 2017, LCR Contractors, LLC paid off at par for net cash proceeds of $8.6 million. In connection with the payoff, we received a prepayment fee of $0.2 million.

•	In April 2017, we invested $22.0 million in HB Capital Resources, Ltd. through secured second lien debt.

•	In May 2017, we invested an additional $4.1 million in an existing portfolio company, Lignetics, Inc., through secured second lien debt and equity, to support an acquisition.

Syndicated Investments

As of June 30, 2017 and September 30, 2016, we held 13 syndicated investments with an aggregate fair value of $36.4 million and $30.8 million, or 10.5% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the nine months ended June 30, 2017:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

•	In February 2017, Vitera Healthcare Solutions, LLC paid off at par for proceeds of $4.5 million.

•	In May 2017, we invested $4.0 million in Keystone Acquisition Corp. through secured second lien debt.

•	In June 2017, we invested $3.0 million in Medical Solutions Holdings, Inc. through secured second lien debt.

Investment Concentrations

As of June 30, 2017, our portfolio consisted of investments in 47 portfolio companies located in 23 states in 22 different industries, with an aggregate fair value of $345.5 million. The five largest investments at fair value totaled $109.6 million, or 31.7% of our total investment portfolio as of June 30, 2017, as compared to $112.1 million, or 34.8% of our total investment portfolio as of September 30,

2016. As of June 30, 2017 and September 30, 2016, our average investment by obligor was $8.6 million at cost. The following table outlines our investments by security type as of June 30, 2017 and September 30, 2016:

	June 30, 2017				September 30, 2016
	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments	Cost	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Secured first lien debt	$196,107	48.3%	$171,369	49.6%	$227,439	59.6%	$198,721	61.7%
Secured second lien debt	169,769	41.8	152,861	44.2	113,796	29.8	100,320	31.2
Unsecured debt	3,241	0.8	3,249	1.0	2,995	0.8	3,012	0.9

Total Debt Investments	369,117	90.9	327,479	94.8	344,230	90.2	302,053	93.8

Preferred equity	18,293	4.5	6,519	1.9	22,988	6.0	10,262	3.2
Common equity/equivalents	18,493	4.6	11,505	3.3	14,583	3.8	9,799	3.0

Total Equity Investments	36,786	9.1	18,024	5.2	37,571	9.8	20,061	6.2

Total Investments	$405,903	100.0%	$345,503	100.0%	$381,801	100.0%	$322,114	100.0%

Our investments at fair value consisted of the following industry classifications at June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$79,349	23.0%	$48,898	15.2%
Diversified/Conglomerate Manufacturing	40,624	11.8	50,106	15.6
Healthcare, education, and childcare	33,603	9.7	70,577	21.9
Telecommunications	31,434	9.1	5,790	1.8
Oil and gas	29,666	8.6	31,279	9.7
Automobile	20,425	5.9	14,837	4.6
Diversified natural resources, precious metals and minerals	18,746	5.4	14,821	4.6
Beverage, food and tobacco	15,110	4.3	15,022	4.7
Cargo Transportation	13,065	3.8	13,000	4.0
Home and Office Furnishings, Housewares and Durable Consumer Products	10,025	2.9	—	—
Leisure, Amusement, Motion Pictures, Entertainment	8,247	2.4	8,769	2.7
Personal and non-durable consumer products	7,389	2.1	7,858	2.4
Hotels, motels, inns, and gaming	7,091	2.1	—	—
Broadcast and entertainment	6,192	1.8	4,682	1.5
Printing and publishing	5,073	1.5	6,033	1.9
Machinery	4,962	1.4	5,597	1.7
Finance	4,782	1.4	3,000	0.9
Textiles and leather	3,304	1.0	3,836	1.2
Buildings and real estate	2,974	0.9	11,223	3.5
Electronics	517	0.1	2,980	0.9
Other, < 2.0%	2,925	0.8	3,806	1.2

Total Investments	$345,503	100.0%	$322,114	100.0%

Our investments at fair value were included in the following geographic regions of the U.S. as of June 30, 2017 and September 30, 2016:

	June 30, 2017		September 30, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$141,545	41.0%	$131,181	40.8%
West	104,486	30.2	57,786	17.9
Midwest	58,537	16.9	100,142	31.1
Northeast	40,935	11.9	33,005	10.2

Total Investments	$345,503	100.0%	$322,114	100.0%

The geographic region indicates the location of the headquarters of our portfolio companies. A portfolio company may also have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayments and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2017:

For the remaining three months ending September 30:	2017	$6,499
For the fiscal year ending September 30:	2018	56,527
	2019	57,209
	2020	81,213
	2021	60,973
	Thereafter	112,663

	Total contractual repayments	$375,084
	Equity investments	36,786
	Adjustments to cost basis on debt investments	(5,967)

	Cost basis of investments held at June 30, 2017:	$405,903

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2017 and September 30, 2016, we had gross receivables from portfolio companies of $0.4 million. The allowance for uncollectible receivables was $36 and $0 at June 30, 2017 and September 30, 2016, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. The Advisory Agreement originally included administrative services; however, it was amended and restated on October 1, 2006. Simultaneously, we entered into the Administration Agreement with the Administrator (discussed further below) to provide those services. With the unanimous approval of our Board of Directors, the Advisory Agreement was later amended in October 2015 to reduce the base management fee payable under the agreement from 2.0% per annum to 1.75% per annum, effective July 1, 2015, with all other terms remaining unchanged. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the annual renewal of the Advisory Agreement through August 31, 2018.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Average total assets subject to base management fee(A)	$338,286	$312,914	$321,295	$324,419
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%

Base management fee(B)	$1,480	$1,369	$4,217	$4,258
Portfolio company fee credit	(261)	(319)	(1,344)	(553)
Syndicated loan fee credit	(100)	(17)	(122)	(73)

Net Base Management Fee	$1,119	$1,033	$2,751	$3,632

Loan servicing fee(B)	1,071	896	3,009	2,876
Credit to base management fee - loan servicing fee(B)	(1,071)	(896)	(3,009)	(2,876)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,116	1,187	3,479	3,369
Incentive fee credit	(914)	(160)	(2,028)	(1,110)

Net Incentive Fee	$202	$1,027	$1,451	$2,259

Portfolio company fee credit	(261)	(319)	(1,344)	(553)
Syndicated loan fee credit	(100)	(17)	(122)	(73)
Incentive fee credit	(914)	(160)	(2,028)	(1,110)

Credits to Fees From Adviser - other(B)	$(1,275)	$(496)	$(3,494)	$(1,736)

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $11 and $57 for the three and nine months ended June 30, 2017 and $35 and $0.1 million for the three and nine months ended June 30, 2016, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the nine months ended June 30, 2017 and 2016.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2017, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid from our inception through June 30, 2017.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the nine months ended June 30, 2017, and 2016.

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

Our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the annual renewal of the Administration Agreement through August 31, 2018.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.7 million during the three and nine months ended June 30, 2017, respectively, and $0.3 million and $0.4 million during the three and nine months ended June 30, 2016.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2017	September 30, 2016
Base management fee due to Adviser	$9	$162
Loan servicing fee due to Adviser	256	236
Incentive fee due to Adviser	195	824

Total fees due to Adviser	460	1,222

Fee due to Administrator	272	282

Total Related Party Fees Due	$732	$1,504

In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2017 and September 30, 2016, totaled $14 and $10, respectively. In addition, other net co-investment expenses payable to Gladstone Investment Corporation (for reimbursement purposes) totaled $38 and $8 as of June 30, 2017 and September 30, 2016, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2017 and September 30, 2016, respectively.

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

On June 19, 2015, we through Business Loan entered into certain joinder and assignment agreements with three new lenders to increase borrowing capacity under our Credit Facility by $30.0 million to $170.0 million. We incurred fees of approximately $0.6 million in connection with this expansion, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

On October 9, 2015 and August 18, 2016, we entered into Amendments No. 1 and 2 to our Credit Facility, respectively, each of which clarified various constraints on our ability to draw on available borrowings.

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	June 30, 2017	September 30, 2016
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	82,200	71,300
Availability(A)	71,048	31,053

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2017	2016	2017	2016
Weighted average borrowings outstanding, at cost	$72,555	$52,481	$51,398	$59,824
Weighted average interest rate(B)	5.0%	4.9%	5.3%	4.6%
Commitment (unused) fees incurred	$123	$147	$449	$417

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month.

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consent. Our Credit Facility also generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base.

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $225.0 million as of June 30, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $275.6 million, asset coverage on our “senior securities representing indebtedness” of 434.4%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of June 30, 2017. As of June 30, 2017, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and also takes into account the Valuation Team’s own assumptions, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.54% unused fee. As of September 30, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of June 30, 2017 and September 30, 2016, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2017 and September 30, 2016, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2017 and 2016:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2017	September 30, 2016
Credit Facility	$82,271	$71,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2017	2016
Fair value as of March 31, 2017 and 2016, respectively	$53,989	$57,300
Borrowings	37,700	41,000
Repayments	(9,600)	(25,000)
Net unrealized appreciation(A)	182	—

Fair Value as of June 30, 2017 and 2016, respectively	$82,271	$73,300

	Nine Months Ended June 30,
	2017	2016
Fair value as of September 30, 2016 and 2015, respectively	$71,300	$127,300
Borrowings	108,000	77,000
Repayments	(97,100)	(131,000)
Net unrealized appreciation(A)	71	—

Fair Value as of June 30, 2017 and 2016, respectively	$82,271	$73,300

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and 2016.

The fair value of the collateral under our Credit Facility totaled approximately $302.8 million and $282.0 million as of June 30, 2017 and September 30, 2016, respectively.

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

The shares of our Series 2021 Term Preferred Stock are traded under the ticker symbol “GLADO” on the NASDAQ Global Select Market. Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time after June 30, 2017.

The asset coverage on our “senior securities that are stock” as of June 30, 2017 was 249.6%, calculated in accordance with Sections 18 and 61 of the 1940 Act. If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Series 2021 Term Preferred Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250
	January 10, 2017	January 20, 2017	January 31, 2017	0.1406250
	January 10, 2017	February 16, 2017	February 28, 2017	0.1406250
	January 10, 2017	March 22, 2017	March 31, 2017	0.1406250
	April 11, 2017	April 21, 2017	April 28, 2017	0.1406250
	April 11, 2017	May 19, 2017	May 31, 2017	0.1406250
	April 11, 2017	June 21, 2017	June 30, 2017	0.1406250

		Nine Months Ended June 30, 2017:		$1.2656250

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Series 2021 Term Preferred Share
2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250
	January 12, 2016	January 22, 2016	February 2, 2016	0.1406250
	January 12, 2016	February 18, 2016	February 29, 2016	0.1406250
	January 12, 2016	March 21, 2016	March 31, 2016	0.1406250
	April 12, 2016	April 22, 2016	May 2, 2016	0.1406250
	April 12, 2016	May 19, 2016	May 31, 2016	0.1406250
	April 12, 2016	June 17, 2016	June 30, 2016	0.1406250

		Nine Months Ended June 30, 2016:		$1.2656250

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock at cost, as of June 30, 2017 and September 30, 2016. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2017 and 2016, was $3.1 million.

For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of June 30, 2017 and September 30, 2016, was approximately $62.4 million. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

Registration Statement

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2017, we have the ability to issue up to $279.1 million in securities under the Registration Statement.

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

Pursuant to our prior registration statement, in October 2015, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $8.55 per share, which was below our then current NAV per share. In November 2015, the underwriters exercised their option to purchase an additional 300,000 shares. Gross proceeds totaled $19.7 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $18.4 million.

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016 or the six months ended March 31, 2017. During the three months ended June 30, 2017, we sold 362,600 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.89 per share and raised $3.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $3.4 million. As of June 30, 2017, we had a remaining capacity to sell up to $45.2 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co.

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The program expired on January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in aggregate gross purchases of $0.6 million. We did not repurchase any shares during the nine months ended June 30, 2017.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$6,163	$5,516	$11,735	$(9,328)
Denominator for basic and diluted weighted average common shares	25,576,149	23,363,952	25,288,289	23,145,842

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.24	$0.24	$0.46	$(0.40)

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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07
	January 10, 2017	January 20, 2017	January 31, 2017	0.07
	January 10, 2017	February 16, 2017	February 28, 2017	0.07
	January 10, 2017	March 22, 2017	March 31, 2017	0.07
	April 11, 2017	April 21, 2017	April 28, 2017	0.07
	April 11, 2017	May 19, 2017	May 31, 2017	0.07
	April 11, 2017	June 21, 2017	June 30, 2017	0.07

		Nine Months Ended June 30, 2017:		$0.63

2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07
	January 12, 2016	January 22, 2016	February 2, 2016	0.07
	January 12, 2016	February 18, 2016	February 29, 2016	0.07
	January 12, 2016	March 21, 2016	March 31, 2016	0.07
	April 12, 2016	April 22, 2016	May 2, 2016	0.07
	April 12, 2016	May 19, 2016	May 31, 2016	0.07
	April 12, 2016	June 17, 2016	June 30, 2016	0.07

		Nine Months Ended June 30, 2016:		$0.63

Aggregate distributions declared and paid to our common stockholders for the nine months ended June 30, 2017 and 2016, were each approximately $15.9 million and $14.6 million, respectively, and were declared based on estimates of investment company taxable income for the respective periods. For our federal income tax reporting purposes, we determine the tax characterization of our common stockholder distributions at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Therefore, a determination of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of distributions for the full year. If we determined the tax characterization of our distributions as of June 30, 2017, 100% would be from ordinary income and 0% would be a return of capital. For the fiscal year ended September 30, 2016, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid in fiscal year 2016 as having been paid in the respective prior year. For the nine months ended June 30, 2017 and the fiscal year ended September 30, 2016, we recorded the following adjustments for book-tax differences to reflect tax character.

	Nine Months Ended June 30, 2017	Year Ended September 30, 2016
(Over) Under distributed net investment income	$(4,590)	$5,818
Accumulated net realized gains (losses)	5,191	(7,754)
Capital in excess of par value	(601)	1,936

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2017 and September 30, 2016, we have not established reserves for such loss contingencies.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2017 and September 30, 2016 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2017 and September 30, 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2017	September 30, 2016
Unused line of credit commitments	$7,092	$6,397
Delayed draw term loans	2,900	1,300
Uncalled capital commitment	1,581	2,004

Total	$11,573	$9,701

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.33	$7.92	$8.62	$9.06

Net investment income(B)	0.21	0.21	0.63	0.63
Net realized and unrealized gain (loss) on investments(B)	0.04	0.03	(0.17)	(1.04)
Net realized and unrealized loss on other(B)	(0.01)	—	—	—

Total from operations	0.24	0.24	0.46	(0.41)

Distributions to common stockholders(A)(C)	(0.21)	(0.21)	(0.63)	(0.63)
Repurchase of common stock	—	0.01	—	0.02
Offering costs for issuance of common stock	—	—	(0.04)	(0.05)
Anti-dilutive (dilutive) effect of common stock issuance(D)	0.02	—	(0.04)	(0.05)
Other, net(E)	—	(0.01)	0.01	0.01

Net asset value at end of period(A)	$8.38	$7.95	$8.38	$7.95

Market value at beginning of period	$9.49	$7.45	$8.13	$8.13
Market value at end of period	9.83	7.24	9.83	7.24
Total return(F)	5.82%	(0.01)	29.46%	(3.04)%
Common shares outstanding at end of period	25,880,466	23,344,422	25,880,466	23,344,422
Statement of Assets and Liabilities Data:
Net assets at end of period	$216,983	$185,514	$216,983	$185,514
Average net assets(G)	214,391	185,959	213,862	194,030
Senior Securities Data:
Borrowings under Credit Facility, at cost	82,200	73,300	82,200	73,300
Mandatorily redeemable preferred stock, at liquidation preference	59,624	61,000	59,624	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets-annualized(H)(I)	7.93	10.62	7.76	10.16
Ratio of net investment income to average net assets-annualized(J)	10.04	10.55	9.94	10.02

(A)	Based on actual common shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per common share data for the corresponding period.
(C)	Distributions to common stockholders are determined based on taxable income calculated in accordance with income tax regulations which may differ from income amounts determined under GAAP.
(D)	During the nine months ended June 30, 2017 and 2016, the dilution was a result of issuing common shares during the respective periods at a price below the then current NAV per share. During the three months ended June 30, 2017, the anti-dilution was a result of issuing common shares during the period at a price above our current NAV per share, which partially offset the dilution during the nine months ended June 30, 2017.
(E)	Represents the impact of the different share amounts (weighted average basic common shares outstanding for the corresponding period and actual common shares outstanding at the end of the corresponding period) in the Per Common Share Data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the period, taking into account common stockholder distributions reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account common stockholder distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders.
(G)	Average net assets are computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 9.65% and 9.04% for the three and nine months ended June 30, 2017, respectively and 10.97% and 10.92% for the three and nine months ended June 30, 2016, respectively.
(J)	Had we not received any credits to the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.34% and 8.69% for the three and nine months ended June 30, 2017, respectively and 10.21% and 9.26% for the three and nine months ended June 30, 2016, respectively.

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

We had two unconsolidated subsidiaries, Defiance Integrated Technologies, Inc. and Sunshine Media Holdings, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the nine month periods ended June 30, 2017 and 2016. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the nine months ended June 30, 2017 and 2016 for our unconsolidated significant subsidiaries.

	Nine Months Ended June 30,
Income Statement	2017	2016
Net sales	$27,489	$29,253
Gross profit	5,874	7,545
Net loss	(1,745)	(830)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In July 2017, our loan to SourceHOV, LLC was paid off for net proceeds of $4.8 million, resulting in a realized loss of $0.2 million.

Distributions and Dividends

In July 2017, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series 2021 Term Preferred Share
July 21, 2017	July 31, 2017	$0.07	$0.140625
August 21, 2017	August 31, 2017	0.07	0.140625
September 20, 2017	September 29, 2017	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2017, our investment portfolio was made up of approximately 90.9% debt investments and 9.1% equity investments, at cost.

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

Business

Portfolio and Investment Activity

During the nine months ended June 30, 2017, we invested $85.2 million in eight new portfolio companies and extended $13.8 million of investments to existing portfolio companies. In addition, during the nine months ended June 30, 2017, we exited six portfolio companies through sales and early payoffs. We received a total of $71.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the nine months ended June 30, 2017. This activity resulted in a net increase in our overall portfolio by two portfolio companies to 47 and a net increase of 6.3% in our portfolio at cost since September 30, 2016. We intend to continue to make new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks. From our initial public offering in August 2001 and through June 30, 2017, we have made 460 different loans to, or investments in, 214 companies for a total of approximately $1.6 billion, before giving effect to principal repayments on investments and divestitures.

During the nine months ended June 30, 2017, the following significant transactions occurred:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. (“RBC”) for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens Manufacturing, LLC (“Behrens”), which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

•	In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

•	In February 2017, we invested $29.0 million in NetFortris Corp. through secured first lien debt.

•	In February 2017, Vitera Healthcare Solutions, LLC paid off at par for proceeds of $4.5 million.

•	In March 2017, LCR Contractors, LLC paid off at par for net cash proceeds of $8.6 million. In connection with the payoff, we received a prepayment fee of $0.2 million.

•	In April 2017, we invested $22.0 million in HB Capital Resources, Ltd. through secured second lien debt.

•	In May 2017, we invested an additional $4.1 million in an existing portfolio company, Lignetics, Inc., through secured second lien debt and equity, to support an acquisition.

•	In May 2017, we invested $4.0 million in Keystone Acquisition Corp. through secured second lien debt.

•	In June 2017, we invested $3.0 million in Medical Solutions Holdings, Inc. through secured second lien debt.

Refer to Note 13—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to June 30, 2017.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2019, and currently have a total commitment amount of $170.0 million. Additionally, we issued 2.3 million shares of common stock for gross proceeds of $19.8 million in October 2015, inclusive of the November 2015 overallotment, and we issued approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment. During the three months ended June 30, 2017, we sold 362,600 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.89 per share and raised $3.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $3.4 million. Refer to “Liquidity and Capital Resources — Equity — Common Stock” for further discussion of our common stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of our Credit Facility.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. During times of increased price volatility, our common stock may be more likely to trade at a price below our NAV per share, which is not uncommon for BDCs like us.

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

On August 1, 2017, the closing market price of our common stock was $9.93, an 18.5% premium to our June 30, 2017 NAV per share of $8.38.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.” As of June 30, 2017, our asset coverage on our “senior securities representing indebtedness” was 434.4% and our asset coverage on our “senior securities that are stock” was 249.6%.

Recent Developments

Distributions and Dividends

On July 11, 2017, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Series 2021 Term Preferred Share
July 21, 2017	July 31, 2017	$0.07	$0.140625
August 21, 2017	August 31, 2017	0.07	0.140625
September 20, 2017	September 29, 2017	0.07	0.140625

	Total for the Quarter:	$0.21	$0.421875

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2017, to the Three Months Ended June 30, 2016

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$9,629	$8,253	$1,376	16.7%
Other income	3	1,591	(1,588)	(99.8)

Total investment income	9,632	9,844	(212)	(2.2)

EXPENSES
Base management fee	1,480	1,369	111	8.1
Loan servicing fee	1,071	896	175	19.5
Incentive fee	1,116	1,187	(71)	(6.0)
Administration fee	272	287	(15)	(5.2)
Interest expense on borrowings	904	648	256	39.5
Dividend expense on mandatorily redeemable preferred stock	1,029	1,029	—	—
Amortization of deferred financing fees	274	273	1	0.4
Other expenses	453	640	(187)	(29.2)

Expenses, before credits from Adviser	6,599	6,329	270	4.3
Credit to base management fee – loan servicing fee	(1,071)	(896)	(175)	19.5
Credits to fees from Adviser - other	(1,275)	(496)	(779)	157.1

Total expenses, net of credits	4,253	4,937	(684)	(13.9)

NET INVESTMENT INCOME	5,379	4,907	472	9.6

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized loss on investments	(23)	(84)	61	(72.6)
Net realized gain on other	—	—	—	—
Net unrealized appreciation of investments	989	693	296	42.7
Net unrealized depreciation of other	(182)	—	(182)	NM

Net gain from investments and other	784	609	175	28.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$6,163	$5,516	$647	11.7

NM = Not Meaningful

Investment Income

Interest income increased by 16.7% for the three months ended June 30, 2017, as compared to the prior year period. The level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted average yield. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2017, was $333.2 million, compared to $303.6 million for the prior year period, an increase of 9.7%. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments which increased to 11.5% for the three months ended June 30, 2017, compared to 10.9% for the three months ended June 30, 2016, inclusive of any allowances on interest receivables made during those periods.

As of June 30, 2017, certain loans to two portfolio companies were on non-accrual status, with an aggregate debt cost basis of $27.9 million, or 7.6%, of the cost basis of all debt investments in our portfolio. As of June 30, 2016, certain loans to two portfolio companies were on non-accrual status, with an aggregate debt cost basis of $26.5 million, or 7.5%, of the cost basis of all debt investments in our portfolio.

For the three months ended June 30, 2017, other income decreased by 99.8% as compared to the prior year period. Other income for the three months ended June 30, 2016, consisted primarily of $1.5 million in success fees recognized and $0.1 million in prepayment fees received whereas there were no such amounts recognized in the current year period.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2017		Three Months Ended June 30, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,120	7.0%	$637	6.6
IA Tech, LLC	23,518	6.8	699	7.3
HB Capital Resources, Ltd. (A)	22,000	6.4	462	4.8
WadeCo Specialties, Inc.	21,208	6.1	481	5.0
Lignetics, Inc.	18,746	5.4	482	5.0

Subtotal—five largest investments	109,592	31.7	2,761	28.7
Other portfolio companies	235,911	68.3	6,871	71.3

Total Investment Portfolio	$345,503	100.0%	$9,632	100.0%

	As of June 30, 2016		Three Months Ended June 30, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC(A)	$30,000	9.7%	$40	0.4%
RBC Acquisition Corp.	22,090	7.2	658	6.7
WadeCo Specialties, Inc.	19,630	6.4	528	5.4
United Flexible, Inc.	17,304	5.6	556	5.6
Lignetics, Inc.	15,499	5.0	425	4.3

Subtotal—five largest investments	104,523	33.9	2,207	22.4
Other portfolio companies	203,703	66.1	7,637	77.6

Total Investment Portfolio	$308,226	100.0%	$9,844	100.0%

(A)	New investment during the applicable period.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased by 13.9% for the three months ended June 30, 2017, as compared to the prior year period. This decrease was primarily due to a decrease in the net incentive fee and a decrease in professional fees, partially offset by an increase in interest expense on borrowings.

Interest expense on borrowings increased by $0.3 million, or 39.5%, during the three months ended June 30, 2017, as compared to the prior year period, due primarily to an increase in the borrowings outstanding under our Credit Facility during the period driven by a net increase in investments. The weighted average balance outstanding under our Credit Facility during the three months ended June 30, 2017, was $72.6 million, as compared to $52.5 million in the prior year period, an increase of 38.3%.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit of $0.9 million from the Adviser to reduce the income-based incentive fee to the extent net investment income for the quarter ended June 30, 2017 did not cover 100.0% of the distributions to common stockholders during the period. The credit granted for the quarter ended June 30, 2016, was $0.2 million.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2017	2016
Average total assets subject to base management fee(A)	$338,286	$312,914
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,480	$1,369
Portfolio company fee credit	(261)	(319)
Syndicated loan fee credit	(100)	(17)

Net Base Management Fee	$1,119	$1,033

Loan servicing fee(B)	1,071	896
Credit to base management fee - loan servicing fee(B)	(1,071)	(896)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,116	1,187
Incentive fee credit	(914)	(160)

Net Incentive Fee	$202	$1,027

Portfolio company fee credit	(261)	(319)
Syndicated loan fee credit	(100)	(17)
Incentive fee credit	(914)	(160)

Credits to Fees From Adviser - other(B)	$(1,275)	$(496)

(A)	Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

We had no significant realized gains (losses) on investments for the three months ended June 30, 2017 and 2016.

Net Unrealized Appreciation (Depreciation) of Investments

The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2017, were as follows:

	Three Months Ended June 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
WadeCo Specialties, Inc.	$—	1,748	$—	1,748
B+T Group Acquisition Inc.	—	1,434	—	1,434
LWO Acquisitions Company LLC	—	1,163	—	1,163
Defiance Integrated Technologies, Inc.	—	693	—	693
Lignetics, Inc.	—	480	—	480
United Flexible, Inc.	—	311	—	311
FedCap Partners, LLC	—	297	—	297
The Mochi Ice Cream Company	—	246	—	246
Flight Fit N Fun LLC	—	205	—	205
PSC Industrial Holdings Corp.	—	(212)	—	(212)
Vertellus Specialties Inc.	—	(220)	—	(220)
Targus Cayman HoldCo, Ltd.	—	(279)	—	(279)
Sunshine Media Holdings	—	(314)	—	(314)
New Trident Holdcorp, Inc.	—	(621)	—	(621)
Alloy Die Casting, Corp.	—	(660)	—	(660)
Meridian Rack & Pinion, Inc.	—	(789)	—	(789)
Francis Drilling Fluids, Ltd.	—	(1,037)	—	(1,037)
Edge Adhesives Holdings, Inc.	—	(1,471)	—	(1,471)
Other, net (<$250)	(23)	15	—	(8)

Total:	$(23)	$989	$—	$966

The primary driver of net unrealized appreciation on investments of $1.0 million for the three months ended June 30, 2017, was an improvement in the performance of certain portfolio companies and an increase in comparable multiples used to estimate the fair value of our investments, which more than offset the decline in performance of certain of our other portfolio companies.

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

Net Realized Loss on Other

During the three months ended June 30, 2016, we recorded a net realized loss of $0.1 million due to the expiration of our interest rate cap agreement in January 2016. No such amounts were incurred during the three months ended June 30, 2017.

Net Unrealized Depreciation on Other

During the three months ended June 30, 2017, we recorded $0.2 million of net unrealized depreciation on our Credit Facility. No such amounts were incurred in the prior year period.

Comparison of the Nine Months Ended June 30, 2017, to the Nine Months Ended June 30, 2016

	For the Nine Months Ended June 30,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income, net	$26,850	$26,107	$743	2.8%
Other income	1,549	3,255	(1,706)	(52.4)

Total investment income	28,399	29,362	(963)	(3.3)

EXPENSES
Base management fee	4,217	4,258	(41)	(1.0)
Loan servicing fee	3,009	2,876	133	4.6
Incentive fee	3,479	3,369	110	3.3
Administration fee	858	900	(42)	(4.7)
Interest expense on borrowings	2,047	2,066	(19)	(0.9)
Dividend expense on mandatorily redeemable preferred stock	3,087	3,088	(1)	0.0
Amortization of deferred financing fees	821	802	19	2.4
Other expenses	1,439	2,031	(592)	(29.1)

Expenses, before credits from Adviser	18,957	19,390	(433)	(2.2)
Credits to base management fee – loan servicing fee	(3,009)	(2,876)	(133)	4.6
Credits to fees from Adviser – other	(3,494)	(1,736)	(1,758)	101.3

Total expenses, net of credits	12,454	14,778	(2,324)	(15.7)

NET INVESTMENT INCOME	15,945	14,584	1,361	9.3

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain on investments	(3,426)	9,837	(13,263)	(134.8)
Net realized loss on other	—	(64)	64	100.0
Net unrealized depreciation of investments	(713)	(33,747)	33,034	97.9
Net unrealized depreciation (appreciation) of other	(71)	62	(133)	(214.5)

Net loss from investments and other	(4,210)	(23,912)	19,702	(82.4)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,735	$(9,328)	$21,063	(225.8)%

NM = Not Meaningful

Investment Income

Interest income, net increased by 2.8% for the nine months ended June 30, 2017, as compared to the prior year period. This increase was due primarily to a higher weighted average yield as the weighted average principal balance was relatively consistent period over period. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and increased to 11.5% for the nine months ended June 30, 2017 compared to 11.1% for the nine months ended June 30, 2016 inclusive of any allowances on interest receivables made during that period. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended June 30, 2017 was $312.5 million, compared to $313.5 million for the prior year period, a slight decrease of 0.3%.

Other income decreased by 52.4% during the nine months ended June 30, 2017, as compared to the prior year period. For the nine months ended June 30, 2017, other income consisted primarily of $1.5 million in success fees recognized. For the nine months ended June 30, 2016, other income consisted primarily of $2.8 million in success fees recognized, $0.3 million in dividend income received, and $0.2 million in prepayment fees received.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2017		Nine Months Ended June 30, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,120	7.0%	$928	3.3%
IA Tech, LLC	23,518	6.8	2,094	7.4
HB Capital Resources, Ltd. (A)	22,000	6.4	462	1.6
WadeCo Specialties, Inc.	21,208	6.1	1,435	5.0
Lignetics, Inc.	18,746	5.4	1,331	4.7

Subtotal—five largest investments	109,592	31.7	6,250	22.0
Other portfolio companies	235,911	68.3	22,149	78.0

Total Investment Portfolio	$345,503	100.0%	$28,399	100.0%

	As of June 30, 2016		Nine Months Ended June 30, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC(A)	$30,000	9.7%	$40	0.1%
RBC Acquisition Corp.	22,090	7.2	2,159	7.3
WadeCo Specialties, Inc.	19,630	6.4	1,563	5.3
United Flexible, Inc.	17,304	5.6	1,544	5.3
Lignetics, Inc.	15,499	5.0	1,279	4.4

Subtotal—five largest investments	104,523	33.9	6,585	22.4
Other portfolio companies	203,703	66.1	22,777	77.6

Total Investment Portfolio	$308,226	100.0%	$29,362	100.0%

(A)	New investment during the applicable period.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased for the nine months ended June 30, 2017 by 15.7%, as compared to the prior year period. This decrease was primarily due to decreases in professional fees and shareholder related costs.

Net base management fee earned by the Adviser decreased by $0.9 million, or 24.3%, during the nine months ended June 30, 2017, as compared to the prior year period, resulting from an increase in portfolio company fee credits due to new investments made in the current year period.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits totaling $2.0 million from the Adviser to reduce the income-based incentive fee to the extent that net investment income did not cover 100.0% of the distributions to common stockholders during the nine months ended June 30, 2017. The credits granted during the nine months ended June 30, 2016, totaled $1.1 million.

Base management, loan servicing and incentive fees and associated non-contractual, unconditional and irrevocable credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2017	2016
Average total assets subject to base management fee(A)	$321,295	$324,419
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%

Base management fee(B)	$4,217	$4,258
Portfolio company fee credit	(1,344)	(553)
Syndicated loan fee credit	(122)	(73)

Net Base Management Fee	$2,751	$3,632

Loan servicing fee(B)	3,009	2,876
Credits to base management fee - loan servicing fee(B)	(3,009)	(2,876)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	3,479	3,369
Incentive fee credit	(2,028)	(1,110)

Net Incentive Fee	$1,451	$2,259

Portfolio company fee credit	(1,344)	(553)
Syndicated loan fee credit	(122)	(73)
Incentive fee credit	(2,028)	(1,110)

Credit to Fees From Adviser - other(B)	$(3,494)	$(1,736)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the nine months ended June 30, 2017, we recorded a net realized loss on investments of $3.4 million, which resulted primarily from the sale of substantially all the assets of RBC for a $2.3 million realized loss and the write-off of $5.0 million of our investment in Sunshine Media Holdings (“Sunshine”), partially offset by the sale of Behrens for a $2.5 million realized gain and a $1.2 million realized gain related to an additional earn-out from Funko, LLC (“Funko”), which was exited in the prior year.

For the nine months ended June 30, 2016, we recorded a net realized gain on investments of $9.8 million, which resulted primarily from a realized gain of $16.9 million from the sale of Funko, partially offset by a realized loss of $5.5 million recognized from the restructure of Targus Group International, Inc. (“Targus”) and a realized loss of $2.4 million from our sale of Heartland Communications Group, LLC during the period.

Net Unrealized Appreciation (Depreciation) of Investments

The net realized gain (losses) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2017, were as follows:

	Nine Months Ended June 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
WadeCo Specialties, Inc.	$—	$1,850	$—	$1,850
SourceHOV LLC	—	1,756	—	1,756
B+T Group Acquisition Inc.	—	1,524	—	1,524
Funko Acquisition Holdings, LLC	1,235	(20)	—	1,215
Defiance Integrated Technologies, Inc.	—	1,009	—	1,009
The Mochi Ice Cream Company	—	670	—	670
LWO Acquisitions Company LLC	—	467	—	467
Vitera Healthcare Solutions, LLC	—	213	115	328
FedCap Partners, LLC	—	297	—	297
IA Tech, LLC	—	288	—	288
PIC 360, LLC	—	173	—	173
Drumcree, LLC	—	169	—	169
Travel Sentry, Inc.	—	133	—	133
Lignetics, Inc.	—	(175)	—	(175)
Canopy Safety Brands, LLC	—	(206)	—	(206)
PSC Industrial Holdings Corp.	—	(269)	—	(269)
Flight Fit N Fun LLC	—	(522)	—	(522)
Edge Adhesives Holdings, Inc.	—	(546)	—	(546)
New Trident Holdcorp, Inc.	—	(574)	—	(574)
Behrens Manufacturing, LLC	2,544	—	(3,211)	(667)
Targus Cayman HoldCo, Ltd.	—	(800)	—	(800)
Sunshine Media Holdings	(5,000)	449	3,612	(939)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Vertellus Specialties Inc.	108	(1,464)	—	(1,356)
Alloy Die Casting, Corp.	—	(1,875)	—	(1,875)
Francis Drilling Fluids, Ltd.	—	(5,583)	—	(5,583)
Other, net (<$250)	17	718	(30)	705

Total:	$(3,426)	$(2,318)	$1,605	$(4,139)

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2017 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably Francis Drilling Fluids, Ltd. of $5.6 million and Alloy Die Cast, Co. of $1.9 million. This depreciation was largely offset by the unrealized appreciation resulting from an increase in performance on certain portfolio companies, most notably WadeCo Specialties, Inc. of $1.9 million and SourceHOV LLC of $1.8 million and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off.

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

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2016 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably Francis Drilling Fluids, Ltd. of $5.8 million and Defiance Integrated Technologies, Inc. of $4.3 million. The change was also driven by the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by the unrealized appreciation resulting from an increase in performance on certain portfolio companies, most notably Behrens of $2.9 million and the reversal of $4.1 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

Net Realized Loss on Other

During the nine months ended June 30, 2016, we recorded a net realized loss of $0.1 million, due to the expiration of our interest rate cap agreement in January 2016. No such amounts were incurred during the nine months ended June 30, 2017.

Net Unrealized Depreciation of Other

During the nine months ended June 30, 2017, we recorded $0.1 million of net unrealized depreciation on our Credit Facility recorded at fair value. During the nine months ended June 30, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management fees to the Adviser, and for other operating expenses. Net cash used in operating activities for the nine months ended June 30, 2017 was $14.0 million as compared to net cash provided by operating activities of $51.9 million for the nine months ended June 30, 2016. The change was primarily due to the increase in purchases of investments and the decrease in net unrealized depreciation period over period. Purchases of investments were $95.4 million during the nine months ended June 30, 2017 compared to $59.9 million during the prior year period. Net unrealized depreciation totaled $0.7 million during the nine months ended June 30, 2017 compared to $33.7 million during the prior year period.

As of June 30, 2017, we had loans to, syndicated participations in or equity investments in 47 private companies, with an aggregate cost basis of approximately $405.9 million. As of June 30, 2016, we had loans to, syndicated participations in or equity investments in 43 private companies, with an aggregate cost basis of approximately $386.3 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2017 and 2016:

	Nine Months Ended June 30,
	2017	2016
Beginning investment portfolio, at fair value	$322,114	$365,891
New investments	85,241	54,300
Disbursements to existing portfolio companies	10,208	5,562
Scheduled principal repayments	(3,196)	(1,169)
Unscheduled principal repayments	(59,596)	(77,427)
Net proceeds from sales	(8,289)	(19,829)
Net unrealized (depreciation) appreciation	(2,318)	(24,295)
Reversal of prior period (appreciation) depreciation	1,605	(9,452)
Net realized gain (loss)	(3,426)	9,837
Increase in investments due to PIK(A) or other	3,599	4,311
Cost adjustments on non-accrual loans	—	388
Net change in premiums, discounts and amortization	(439)	109

Investment Portfolio, at Fair Value	$345,503	$308,226

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2017:

		Amount
For the remaining three months ending September 30:	2017	$6,499
For the fiscal year ending September 30:	2018	56,527
	2019	57,209
	2020	81,213
	2021	60,973
	Thereafter	112,663

	Total contractual repayments	$375,084
	Equity investments	36,786
	Adjustments to cost basis on debt investments	(5,967)

	Cost basis of investments held at June 30, 2017:	$405,903

Financing Activities

Net cash provided by financing activities totaled $14.9 million for the nine months ended June 30, 2017 and consisted primarily of net borrowings on our Credit Facility of $10.9 million and $20.0 million in net proceeds from our common stock offerings, partially offset by $15.9 million of distributions to common shareholders. Net cash used in financing activities totaled $50.7 million for the nine months ended June 30, 2016 and consisted primarily of net repayments on our Credit Facility of $54.0 million and $14.6 million of distributions to common stockholders, partially offset by $18.5 million in net proceeds from our common stock offering during the nine months ended June 30, 2016.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the nine months ended June 30, 2017 and 2016, which totaled an aggregate of $15.9 million and $14.6 million, respectively. In July 2017, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August, and September 2017. Our Board of Directors declared these distributions based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2017.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.140625 per share to holders of our Series 2021 Term Preferred Stock for each of the three months ended, April, May and June 2017. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Equity

Registration Statement

We filed Post-Effective Amendment No. 2 to our current Registration Statement on Form N-2 (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2017, we have the ability to issue up to $279.1 million in securities under the Registration Statement.

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

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The program expired on January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in aggregate gross purchases of $0.6 million. We did not repurchase any shares during the nine months ended June 30, 2017.

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

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement remained unchanged. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016 or the six months ended March 31, 2017. During the three months ended June 30, 2017, we sold 362,600 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.89 per share and raised $3.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $3.4 million. As of June 30, 2017, we had a remaining capacity to sell up to $45.2 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders. We completed the abovementioned October 2016 common stock offering as a result of the stockholder approval of the proposal at our 2016 Annual Meeting of Stockholders and additional Board of Directors approval. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. Should we decide to issue shares of common stock at a price below NAV, we will seek the requisite approval of our stockholders.

On August 1, 2017, the closing market price of our common stock was $9.93, an 18.5% premium to our June 30, 2017 NAV per share of $8.38.

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

Our Series 2021 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend rate equal to 6.75% per year, payable monthly (which equates in total to approximately $4.1 million per year). We are required to redeem all of the outstanding Series 2021 Term Preferred Stock on June 30, 2021 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2021 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which, currently is only the Series 2021 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. We may also voluntarily redeem all or a portion of the Series 2021 Term Preferred Stock at our option at the Redemption Price at any time after June 30, 2017. The asset coverage on our “senior securities that are stock” (thus, our Series 2021 Term Preferred Stock) as of June 30, 2017 was 249.6%.

If we fail to redeem our Series 2021 Term Preferred Stock pursuant to the mandatory redemption required on June 30, 2021, or in any other circumstance in which we are required to mandatorily redeem our Series 2021 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2021 Term Preferred Stock.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 20 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $225.0 million as of June 30, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $275.6 million, asset coverage on our “senior securities representing indebtedness” of 434.4% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of June 30, 2017. As of June 30, 2017, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income only when the payment has been received. As of June 30, 2017 and September 30, 2016, we had off-balance sheet success fee receivables on our accruing debt investments of $3.8 million and $3.4 million (or approximately $0.15 per common share and $0.14 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we have not recognized our success fee receivable on our balance sheet or income statement. Due to our success fees’ contingent nature, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2017 and September 30, 2016 to be immaterial. The following table shows our contractual obligations as of June 30, 2017, at cost:

	Payments Due by Fiscal Years
Contractual Obligations(A)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Credit Facility(B)	$—	$82,200	$—	$—	$82,200
Series 2021 Term Preferred Stock	—	—	61,000	—	61,000
Interest expense on debt obligations(C)	2,076	17,933	3,088	—	23,097

Total	$2,076	$100,133	$64,088	$—	$166,297

(A)	Excludes unused line of credit commitments, an unused delayed draw term loan and an uncalled capital commitment to our portfolio companies in the aggregate principal amount of $11.6 million as of June 30, 2017.
(B)	Principal balance of borrowings under our Credit Facility as of June 30, 2017, based on the current revolving period end date of January 19, 2019.
(C)	Includes estimated interest payments on our Credit Facility and distribution obligations on our Series 2021 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and outstanding balances as of June 30, 2017. Dividend payments on our Series 2021 Term Preferred Stock assume quarterly declarations and monthly dividend payments through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary loans in our portfolio at June 30, 2017 and September 30, 2016, representing approximately 90.0% of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2017	2016
Highest	9.0	8.0
Average	5.4	5.3
Weighted Average	5.5	5.3
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at June 30, 2017 and September 30, 2016, representing approximately 8.2% and 7.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2017	2016
Highest	5.0	5.0
Average	4.3	3.9
Weighted Average	4.2	4.0
Lowest	3.0	2.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at June 30, 2017 and September 30, 2016, representing approximately 1.8% and 2.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2017	2016
Highest	6.0	5.0
Average	4.5	4.0
Weighted Average	4.1	3.5
Lowest	3.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of June 30, 2017, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	89.3%
Fixed rates	10.7

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2017 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2017 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Date: August 2, 2017

EXHIBIT INDEX

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Exhibit A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No.811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	By-laws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to By-laws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to By-laws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

10.1	Amendment No. 1 to Equity Distribution Agreement, dated May 22, 2017, by and among the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 2.h.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-208637), filed May 22, 2017.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.