Form 10-K
period 2017-09-30
GLADSTONE CAPITAL CORP
filed 2017-11-20
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market
6.00% Series 2024 Term Preferred Stock, $0.001 par value per share	Nasdaq Global Select Market

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2017, based on the closing price on that date of $9.49 on the Nasdaq Global Select Market, was $227,103,207. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 26,632,182 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 17, 2017.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2018 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2017.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2017

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation, our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence of adverse events in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company, or RIC, and as a business development company, or BDC; and (9) those factors described in the “Risk Factors” section of this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report on Form 10-K. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report on Form 10-K. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission, including quarterly reports on Form 10-Q and current reports on Form 8-K.

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

ITEM 1. BUSINESS

Overview

Organization

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services-Investment Companies (“ASC 946”). In addition, we have elected to be treated as a RIC for federal tax purposes under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”).

Our shares of common stock and mandatorily redeemable preferred stock are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GLAD” and “GLADN,” respectively.

Investment Adviser and Administrator

We are externally managed by our affiliated investment adviser, Gladstone Management Corporation (the “Adviser”) pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), pursuant to an administration agreement (the “Administration Agreement”). Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and serve as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is a U.S. Securities and Exchange Commission (the “SEC”) registered investment adviser under the Investment Advisers Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C.

Investment Objectives and Strategy

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the United States (“U.S”). that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2017, our investment portfolio was made up of approximately 90.1% debt investments and 9.9% equity investments, at cost.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expands our ability to co-invest with certain of our affiliates under certain circumstances and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the SEC’s order.

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

As of September 30, 2017, our investment portfolio consisted of investments in 47 companies located in 22 states in 19 different industries with an aggregate fair value of $352.4 million. Since our initial public offering in 2001 through September 30, 2017, we have invested in over 217 different companies, while making 176 consecutive monthly or quarterly cash distributions to common stockholders totaling approximately $297.8 million, or $17.77 per share. We expect that our investment portfolio will primarily include the following four categories of investments in private companies operating in the U.S.:

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

Additionally, pursuant to the 1940 Act, we must maintain at least 70.0% of our total assets in qualifying assets, as defined in the 1940 Act, which generally include each of the investment types listed above. Therefore, the 1940 Act permits us to invest up to 30.0% of our assets in other non-qualifying assets. See “Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

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

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred and common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our board of directors (the “Board of Directors”):

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

Investment Concentrations

Year over year, our investment concentration as a percentage of fair value and of cost has remained relatively unchanged. As of September 30, 2017, our portfolio allocation is approximately 90.1% debt investments and 9.9% equity investments, at cost. Our portfolio consists primarily of proprietary investments; however, we continue to invest in syndicated investments where we participate with a group of other lenders. As of September 30, 2017, we held 12 syndicated investments totaling $41.3 million at cost and $33.8 million at fair value, or 10.0% and 9.6% of our total aggregate portfolio at cost and at fair value, respectively. We held 13 syndicated investments totaling $38.9 million at cost and $30.8 million at fair value, or 10.2% and 9.6% of our total aggregate portfolio at cost and at fair value, respectively, as of September 30, 2016.

The following table outlines our investments by security type at September 30, 2017 and 2016:

	September 30, 2017				September 30, 2016
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$198,942	48.4%	$173,896	49.4%	$227,439	59.6%	$198,721	61.7%
Secured second lien debt	168,247	40.9	155,249	44.1	113,796	29.8	100,320	31.2
Unsecured debt	3,324	0.8	3,324	0.9	2,995	0.8	3,012	0.9

Total debt investments	370,513	90.1	332,469	94.4	344,230	90.2	302,053	93.8
Preferred equity	18,794	4.5	6,561	1.9	22,988	6.0	10,262	3.2
Common equity/equivalents	22,128	5.4	13,343	3.7	14,583	3.8	9,799	3.0

Total equity investments	40,922	9.9	19,904	5.6	37,571	9.8	20,061	6.2

Total Investments	$411,435	100.0%	$352,373	100.0%	$381,801	100.0%	$322,114	100.0%

Our five largest investments at fair value as of September 30, 2017, totaled $110.9 million, or 31.5% of our total aggregate portfolio, as compared to our five largest investments at fair value as of September 30, 2016, totaling $112.1 million, or 34.8% of our total aggregate portfolio.

Our investments at fair value consisted of the following industry classifications at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/Conglomerate Service	$80,723	22.9%	$48,898	15.2%
Healthcare, education and childcare	46,288	13.1	70,577	21.9
Diversified/Conglomerate Manufacturing	40,843	11.6	50,106	15.6
Oil and gas	34,712	9.9	31,279	9.7
Telecommunications	31,350	8.9	5,790	1.8
Automobile	20,082	5.7	14,837	4.6
Diversified natural resources, precious metals and minerals	18,949	5.4	14,821	4.6
Beverage, food and tobacco	14,103	4.0	15,022	4.7
Cargo Transportation	13,081	3.7	13,000	4.0
Home and Office Furnishings, Housewares and Durable Consumer Products	10,100	2.9	—	—
Leisure, Amusement, Motion Pictures, Entertainment	9,225	2.6	8,769	2.7
Hotels, Motels, Inns, and Gaming	7,136	2.0	—	—
Personal and non-durable consumer products	7,035	2.0	7,858	2.4
Machinery	5,114	1.4	5,597	1.7
Textiles and leather	4,879	1.4	3,836	1.2
Printing and publishing	3,628	1.0	6,033	1.9
Buildings and real estate	3,004	0.9	11,223	3.5
Broadcast and entertainment	—	—	4,682	1.5
Finance	—	—	3,000	0.9
Electronics	—	—	2,980	0.9
Other, < 2.0%	2,121	0.6	3,806	1.2

Total Investments	$352,373	100.0%	$322,114	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$150,727	42.8%	$131,181	40.8%
West	116,302	33.0	57,786	17.9
Midwest	58,915	16.7	100,142	31.1
Northeast	26,429	7.5	33,005	10.2

Total Investments	$352,373	100.0%	$322,114	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) to the prospective company from the Adviser’s investment committee, which is composed of Messers. Gladstone, Brubaker and Marcotte. If this LOI is issued, then the Adviser and Gladstone Securities (the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team, analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•	Value-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct value-and-income orientation. In seeking value, we focus on established companies in which we can invest at relatively low multiples of EBITDA, and that have positive operating cash flow at the time of investment. In seeking income, we typically invest in companies that generate relatively stable to growing sales and cash flow to provide some assurance that they will be able to service their debt. We do not expect to invest in start-up companies or companies with what we believe to be speculative business plans.

•	Experienced Management. We typically require that the businesses in which we invest have experienced management teams. We also require the businesses to have proper incentives in place to induce management teams to succeed and act in concert with our interests as an investor, including having significant equity or other interests in the financial performance of their respective companies.

•	Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.

•	Enterprise Collateral Value. The projected enterprise valuation of the business, based on market based comparable cash flow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, any of the following:

•	a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers, and vendors;

•	review of loan documents and material contracts;

•	background checks and a management capabilities assessment on the prospective portfolio company’s management team; and

•	research on the prospective portfolio company’s products, services or particular industry and its competitive position therein.

Upon completion of a due diligence investigation and a decision to proceed with an investment, the Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to the Adviser’s investment committee. The investment committee then determines whether to pursue the potential investment. Prior to the closing of an investment, additional due diligence may be conducted on our behalf by attorneys, independent accountants, and other outside advisers, as appropriate.

We also rely on the long-term relationships that the Adviser’s investment professionals have with leveraged buyout funds, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of lower middle market companies and providing debt and equity capital to lower middle market companies plays a significant role in our investment evaluation and assessment of risk.

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in lower middle market privately-owned businesses. Such competitors include BDCs, non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, serve a broader customer base, and establish a greater market share. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the regulatory requirements we must comply with as a publicly traded company. However, we believe that we have the following competitive advantages over other providers of financing to lower middle market companies.

Management Expertise

Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker and Marcotte, each of whom have a wealth of experience in our area of operation. Mr. Gladstone and Mr. Brubaker also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Mr. Gladstone and Mr. Marcotte both have over 25 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker has over 25 years of experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies and Messrs. Gladstone and Brubaker have worked together at the Gladstone Companies for more than ten years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous management teams, members of the financial community and potential corporate partners with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience and focus on investing in lower middle market companies enables us to source and identify well-positioned prospective portfolio companies that provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other contacts to support the Adviser’s investment activities.

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

Flexible Transaction Structuring

We believe our management team’s broad expertise and years of combined experience enables the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to craft a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

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

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	monthly analysis of financial and operating performance;

•	assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	attendance at and/or participation in the portfolio company’s board of directors or management meetings;

•	assessment of portfolio company management, sponsor, governance, and strategic direction;

•	assessment of the portfolio company’s industry and competitive environment; and

•	review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	financial sponsors;

•	capital partners; and

•	advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance, as defined in the 1940 Act, to our portfolio companies and provide other services (other than such managerial assistance) to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser as discussed below in “—Transactions with Related Parties – Investment Advisory and Management Agreement – Base Management Fee.” However, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies.

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

Valuation Process

The following is a general description of the investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator who reports directly to our Board of Directors, (collectively, the “Valuation Team”) use each quarter to determine the value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Valuation Team values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). Fair value (especially for investments in privately-held businesses) depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors, including the Valuation Committee of our Board of Directors (the “Valuation Committee”), which is comprised entirely of independent directors, reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

•	Each investment is initially assessed by the Valuation Team using the Policy, which may include:

•	obtaining fair value quotes or utilizing input from third party valuation firms; and

•	using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.

•	Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by the Valuation Committee and Board of Directors. Written valuation recommendations and supporting material are sent to the Board of Directors in advance of the quarterly meetings.

•	Next, the Valuation Committee meets to review this documentation and discuss the information provided by our Valuation Team, determines whether the Valuation Team has followed the Policy, and determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and approve, with a vote, to accept or reject the fair value recommendations in accordance with the Policy.

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate, from period to period. Our valuation policies, procedures and processes are more fully described in Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into the Advisory Agreement, which was subsequently amended in October 2015, as approved unanimously by our Board of Directors, including the unanimous approval of our independent directors, to reduce the base management fee payable to the Adviser effective July 1, 2015, as discussed further below. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested person of any such party, unanimously approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2018. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the

Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Prior to July 1, 2015, the annual rate was 2.0%. Our Board of Directors may (as it has for the years ended September 30, 2017, 2016 and 2015) accept an unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% (or prior to July 1, 2015, 2.0%) base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2017, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2017.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2017, 2016, and 2015, which credits totaled $2.3 million, $1.4 million and $1.4 million, respectively.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by Gladstone Business Loan, LLC (“Business Loan”) (the borrower under our Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors and adjusted appropriately for any share issuances or repurchases during the period) during any given calendar year, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, for the years ended September 30, 2017, 2016, and 2015, these loan servicing fees were 100% voluntarily, unconditionally, and irrevocably credited back to us by the Adviser.

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

Other Transactions

Mr. Gladstone also serves on the board of managers of our affiliate, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the voluntary, unconditional, and irrevocable credits against the base management fee or incentive fee. For additional information refer to Note 4 — Related Party Transactions of our accompanying Notes to Consolidated Financial Statements.

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

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90.0% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2016, 2015 and 2014, we did not incur any excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently at rates up to 35.0%, on any undistributed income, including both ordinary income and capital gains.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our investment company taxable income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2017, we recorded $0.3 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2017 totaled $0.4 million. As of September 30, 2017, we had six investments which had a PIK interest component and we recorded PIK interest income of $5.0 million during the year ended September 30, 2017.

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

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“operating assets”) represent at least 70.0% of total assets, exclusive of operating assets. The types of qualifying assets in which we may invest under the 1940 Act include, but are not limited to, the following:

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

Code of Ethics

We, and all of the Gladstone companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and employees of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act of 1933 (the “Securities Act”) and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Corporate Governance” at www.GladstoneCapital.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

Compliance Policies and Procedures

We and the Adviser have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and our Board of Directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated a chief compliance officer, John Dellafiora, Jr., who also serves as chief compliance officer for all of the Gladstone companies.

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2017 and all of calendar year 2018. As of November 17, 2017, the Adviser and the Administrator collectively had 65 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
18	Accounting, administration, compliance, human resources, legal and treasury
35	Investment management, portfolio management and due diligence

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments, if any, to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through our website at www.GladstoneCapital.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information on our website should not be considered part of this Annual Report on Form 10-K. A request for any of these reports may also be submitted to us by sending a written request addressed to Investor Relations, Gladstone Capital Corporation, 1521 Westbranch Drive, Suite 100, McLean, VA 22102, or by calling our toll-free investor relations line at 1-866-366-5745. The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K and the other reports and documents filed or furnished by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	changes in interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which is can be obtained;

•	the quality, pricing and availability of suitable investments and credit losses with respect to our investments;

•	the ability to obtain accurate market-based valuations;

•	loan values relative to the value of the underlying assets;

•	default rates on the loans underlying our investments and the amount of related losses;

•	prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments and loans, and the timing and amount of servicer advances;

•	competition;

•	the actual and perceived state of the economy and public capital markets generally;

•	the impact of potential changes to the tax code; and

•	the attractiveness of other types of investments relative to investments in lower middle market companies generally.

Changes in these factors are difficult to predict, and a change in one factor can affect other factors resulting in adverse effects to our financial condition.

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

Market interest rates may have an effect on the value of our common stock.

One of the factors that will influence the price of our common stock will be the distribution yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher distribution yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decrease.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.

Over the past year, the Federal Reserve has made gradual increases in the federal funds rate. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR with a floor, so an increase in interest rates above the applicable floor may make it more difficult for our portfolio companies to meet their debt servicing obligations to us, which could result in a default under their loan documents with us. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies as they shift cash from other productive uses to the payment of interest or may cause our portfolio companies to refinance or otherwise repay our debt investments earlier than they otherwise would, requiring us to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans. There can be no guarantee the Federal Reserve will continue to raise rates at the gradual pace they originally proposed.

The current U.S. presidential administration, or the “Administration,” may make substantial changes to certain regulations that may adversely affect our business.

The Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform, including significant changes to taxation of business entities and the deductibility of interest expense. On February 3, 2017, President Trump signed an executive order calling for the Administration to review U.S. financial laws and regulations in order to determine their consistency with a set of core principles identified in the order. Some areas identified as subject to potential change, amendment or repeal include the Dodd-Frank Act, the Consumer Protection Act, the Volcker Rule, credit risk retention requirements and the authorities of the Federal Reserve and the Financial Stability Oversight Council. We cannot predict which, if any, of these or other actions will be taken or, if taken, their effect on the financial stability of the credit market in which we operate. Such actions could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

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

Our portfolio includes a concentration of companies in the oil and gas industry with the fair value of these investments representing approximately $34.7 million, or 9.9% of our total portfolio at fair value as of September 30, 2017. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have recently experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

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

Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in lower middle market companies are subject to a number of significant risks including the following:

•	Lower middle market companies are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions are more likely to have a material adverse effect on them. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•	Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2017, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio. While we are working with the portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in most of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•	Lower middle market companies typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are lower middle market businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, and technical personnel.

•	There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and certain consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations.

•	Lower middle market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay our loan would be jeopardized.

•	Lower middle market companies are more likely to be dependent on one or two persons. Typically, the success of a lower middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on our borrower and, in turn, on us.

•	Lower middle market companies may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.

•	Debt securities of lower middle market companies typically are not rated by a credit rating agency. Typically a lower middle market private business cannot or will not expend the resources to have their debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

Because the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our net asset value (“NAV”).

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, Standard & Poor’s Securities Evaluation, Inc. provides estimates of fair value on our proprietary debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including but limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current three month reporting period ended September 30, 2017 are generally valued at original cost basis. For additional information on our valuation policies, procedures and processes, refer to Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Our most recent NAV was calculated on September 30, 2017 and our NAV when calculated effective December 31, 2017 and thereafter may be higher or lower.

As of September 30, 2017, our NAV per share was $8.40, which was based on the fair value our investments that were reviewed and approved by the Valuation Committee and Board of Directors in connection with financial statements that were audited by our independent registered public accounting firm. NAV per share as of December 31, 2017 may be higher or lower than $8.40 based on potential changes in valuations, our issuance of shares of common stock under our at-the-market program subsequent to September 30, 2017, or dividends paid and earnings for the quarter then ended. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis and if our December 31, 2017 fair value is less than the September 30, 2017 fair value, we will record an unrealized loss on our investment portfolio. If the fair value is greater, we will record an unrealized gain on our investment portfolio. Upon publication of our next quarterly NAV per share determination (generally in our next Quarterly Report on Form 10-Q), the market price of our common stock may fluctuate materially.

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

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2017, syndicated loans made up approximately 10.0% of our portfolio at cost, or $41.3 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2017, we received prepayments of investments totaling $71.6 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2017, we had investments in 47 portfolio companies, of which there were five investments that comprised approximately $110.9 million, or 31.5% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2017, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 22.9%; healthcare, education and childcare companies, representing 13.1%; and diversified/conglomerate manufacturing companies, representing 11.6%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2017, we had $93.0 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $170.0 million, with a revolving period end date of January 19, 2019. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $221.8 million as of September 30, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2017, and as defined in the performance guaranty of our Credit Facility, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The last equity offering we completed was on September 27, 2017, inclusive of an overallotment option, for a total of 2,070,000 shares of 6.0% preferred stock at a public offering price of $25.00 per share. In addition, subsequent to September 30, 2017 and through November 13, 2017, we sold an additional 471,498 shares under our at-the-market program. However, there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•	Senior securities. We may issue “senior securities representing indebtedness” (including borrowings under our Credit Facility) and “senior securities that are stock,” such as our Series 2024 Term Preferred Stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% on such senior security immediately after each issuance of such senior security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 200%. If the aggregate value of our assets declines, we might be unable to satisfy that 200% requirement. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has in previous years. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.” As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series 2024 Term Preferred Stock.

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

	Assumed Return on Our Portfolio (Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to common stockholder(A)	(18.2)%	(9.9)%	(1.6)%	6.8%	15.1%

(A)	The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2017 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended September 30, 2017, adjusted for the dividends on our Series 2021 and 2024 Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $365.9 million in total assets, $93.0 million drawn on our Credit Facility (at cost), $51.8 million in aggregate liquidation preference of our Series 2024 Term Preferred Stock, and $219.7 million in net assets, each as of September 30, 2017.

Based on the outstanding balance on our Credit Facility of $93.0 million at cost, as of September 30, 2017, the effective annual interest rate of 5.3% as of that date, and aggregate liquidation preference of our Series 2024 Term Preferred Stock of $51.8 million, our investment portfolio at fair value would have had to produce an annual return of at least 1.7% to cover annual interest payments on the outstanding debt and dividends on our Series 2024 Term Preferred Stock.

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

As of September 30, 2017, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 91.6% of loans at variable rates with floors and approximately 8.4% at fixed rates.

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

Our articles of incorporation permit our Board of Directors to issue up to 50.0 million shares of capital stock. In addition, our Board of Directors, without any action by our stockholders, may amend our articles of incorporation from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board of Directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board of Directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock, which it did in connection with our issuance of approximately 2.1 million shares of Series 2024 Term Preferred Stock. Preferred stock, including our Series 2024 Term Preferred Stock, could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $20.7 million as of September 30, 2017, at cost, which are all syndicated loan investments. For the year ended September 30, 2017, we recognized $0.3 million of OID income and the unamortized balance of OID investments as of

September 30, 2017 totaled $0.4 million. As of September 30, 2017, we had six investments which had a PIK interest component and we recorded PIK interest income of $5.0 million during the year ended September 30, 2017. We collected $2.0 million in PIK interest in cash for the year ended September 30, 2017.

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

More specifically, in certain circumstances we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2017, our Board of Directors has approved the following types of co-investment transactions:

•	Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.

•	We may invest simultaneously with our affiliate Gladstone Investment in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.

•	Pursuant to the Co-Investment Order, under certain circumstances, we may co-invest with Gladstone Investment and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund), or any combination of the foregoing, subject to the conditions included therein.

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

The Adviser is not obligated to provide a credit of the base management fee or incentive fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our gross assets and an incentive fee which consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. Since our 2007 fiscal year, our Board of Directors has accepted on a quarterly basis voluntary, unconditional and irrevocable credits to reduce the annual base management fee, which was previously 2.0%, but following an amendment to the Advisory Agreement, effective July 1, 2015 is now 1.75%, on syndicated loan participations to 0.5% to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. Further, our Board of Directors has accepted on a quarterly basis non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. Any waived fees may not be recouped by the Adviser in the future. However, the Adviser is not required to issue these or other credits of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these management and incentive fees will increase. If the Adviser does not issue these credits in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

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

We intend to distribute at least 90.0% of our investment company taxable income to our stockholders on a quarterly basis by paying monthly distributions. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Furthermore, we expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and secondly through a deemed distribution to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our Credit Facility restricts the amount of distributions we are permitted to make. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

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

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. Subsequent to September 30, 2017, our common stock has traded only at premiums (of up to 17.3%) to our NAV per share, which was $8.40 as of September 30, 2017. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below or above our NAV.

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

At our annual meeting of stockholders on February 11, 2016, our stockholders approved a proposal designed to allow us to sell shares of our common stock below the then current NAV per share of our common stock in one or more offerings for a period of one year from the date of such approval, subject to certain conditions (including, but not limited to, that the number of common shares issued and sold pursuant to such authority does not exceed 25.0% of our then outstanding common stock immediately prior to each such sale). Absent such stockholder approval, we would not be able to access the capital markets in an offering at below the then current NAV per share due to restrictions applicable to BDCs under the 1940 Act.

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

We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. Should we decide to issue shares of common stock at a price below NAV in the future, we will seek the requisite approval of our stockholders.

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

If we fail to pay dividends on our Series 2024 Term Preferred Stock for two years, the holders of our Series 2024 Term Preferred Stock will be entitled to elect a majority of our directors.

The terms of our Series 2024 Term Preferred Stock provide for annual dividends in the amount of $1.50 per outstanding share of Series 2024 Term Preferred Stock. In accordance with the terms of our Series 2024 Term Preferred Stock, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of Series 2024 Term Preferred Stock will be entitled to elect a majority of our Board of Directors.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the high and low sales prices as a percentage of NAV per common share and quarterly distributions declared per share for each quarter during the last two fiscal years. Amounts presented for each quarter of fiscal years 2017 and 2016 represent the cumulative amount of the distributions declared per common share for the months composing such quarter.

	Quarter Ended	NAV (A)	Sales Price		Premium (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Distributions
			High	Low
FY 2017	09/30/17	$8.40	$9.95	$8.98	18.5%	6.9%	$0.210
	06/30/17	8.38	10.12	9.15	20.8	9.2	0.210
	03/31/17	8.33	9.92	8.67	19.1	4.1	0.210
	12/31/16	8.36	9.62	7.33	15.1	(12.3)	0.210
FY 2016	09/30/16	$8.62	$8.75	$7.24	1.5%	(16.0)%	$0.210
	06/30/16	7.95	7.67	6.80	(3.5)	(14.5)	0.210
	03/31/16	7.92	7.59	4.71	(4.2)	(40.5)	0.210
	12/31/15	8.38	9.09	6.39	8.5	(23.8)	0.210

(A)	NAV per common share is determined as of the last day in the relevant quarter and, therefore, may not reflect the NAV per common share on the date of the high and low sales prices during such quarter. The per share NAVs shown above are based on outstanding common shares at the end of each period.
(B)	The premiums (discounts) set forth in these columns represent the high or low, as applicable, sales price per share for the relevant quarter minus the NAV per common share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per common share on the date of the high and low intraday sales prices.

As of November 17, 2017, there were 36 record owners of our common stock.

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

Recent Sales of Unregistered Securities and Purchases of Equity Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2017. We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2017.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2012 for (i) our common stock, (ii) the Standard & Poor’s 500 Index (the “S&P 500”), (iii) the NASDAQ’s 100 index (“NASDAQ 100”) and (iv) a peer group made up of publicly traded business development companies. Our peer group is composed of Fidus Investment Corporation, Gladstone Investment Corporation, Pennantpark Investment Corp., and THL Credit, Inc. The returns of each company assume reinvestment of dividends and have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

	GLAD	NASDAQ	S&P 500	Peer Group
9/30/2012	$100.00	$100.00	$100.00	$100.00
9/30/2013	110.78	114.97	116.72	119.88
9/30/2014	122.55	144.67	136.90	122.33
9/30/2015	125.50	149.37	133.27	101.79
9/30/2016	140.13	174.18	150.50	128.93
9/30/2017	179.23	213.61	174.87	145.45

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013 are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Notes to Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

	Year Ended September 30,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Total Investment Income	$39,233	$39,112	$38,058	$36,585	$36,154
Total Expenses, Net of Credits from Adviser	17,800	19,625	20,358	18,217	17,768

Net Investment Income	21,433	19,487	17,700	18,368	18,386

Net Realized and Unrealized (Loss) Gain	(4,253)	(8,120)	(9,216)	(7,135)	13,833

Net Increase in Net Assets Resulting from Operations	$17,180	$11,367	$8,484	$11,233	$32,219

Per Share Data:
Net Investment Income per Common Share – Basic and Diluted(A)	$0.84	$0.84	$0.84	$0.87	$0.88
Net Increase in Net Assets Resulting from Operations per Common Share - Basic and Diluted(A)	0.67	0.49	0.40	0.53	1.53
Distributions Declared and Paid Per Common Share(B)	0.84	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$365,860	$337,178	$382,482	$301,429	$295,091
Net Assets	219,650	201,207	191,444	199,660	205,992
Net Asset Value Per Common Share	8.40	8.62	9.06	9.51	9.81
Common Shares Outstanding	26,160,684	23,344,422	21,131,622	21,000,160	21,000,160
Weighted Common Shares Outstanding – Basic and Diluted	25,495,117	23,200,642	21,066,844	21,000,160	21,000,160
Senior Securities Data:
Total borrowings, at cost(C)	$93,000	$71,300	$127,300	$36,700	$46,900
Mandatorily redeemable preferred stock(C)(D)	51,750	61,000	61,000	61,000	38,497

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)	The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders included elsewhere in this Annual Report on Form 10-K.
(C)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(D)	Represents the total liquidation preference of our mandatorily redeemable preferred stock.

	Year Ended September 30,
	2017	2016	2015	2014	2013
Other Unaudited Data:
Number of Portfolio Companies at Year End	47	45	48	45	47
Average Size of Portfolio Company Investment at Cost	$8,754	$8,484	$8,547	$7,762	$7,069
Principal Amount of New Investments	99,241	79,401	102,299	81,731	80,418
Proceeds from Loan Repayments, Investments Sold and Exits(A)	83,444	121,144	40,273	72,560	117,048
Weighted Average Yield on Investments, excluding loans on non-accrual status(B)	11.57%	11.08%	10.93%	11.47%	11.63%
Weighted Average Yield on Investments, including loans on non-accrual status(C)	10.61	10.27	9.84	9.99	9.74
Total Return(D)	27.90	11.68	2.40	9.62	9.90

(A)	Includes non-cash reductions in cost basis.
(B)	Weighted average yield on investments, excluding loans on non-accrual status, equals interest income on investments divided by the weighted average interest-bearing principal balance throughout the fiscal year.
(C)	Weighted average yield on investments, including loans on non-accrual status, equals interest income on investments divided by the weighted average total principal balance throughout the fiscal year.
(D)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account dividends reinvested in accordance with the terms of the dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders elsewhere in this Annual Report on Form 10-K.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2017, our investment portfolio was made up of approximately 90.1% debt investments and 9.9% equity investments, at cost.

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

During the year ended September 30, 2017, we invested $99.2 million in eleven new portfolio companies and extended $17.6 million of investments to existing portfolio companies. In addition, during the year ended September 30, 2017, we exited nine portfolio companies through sales and early payoffs. We received a total of $83.4 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the year ended September 30, 2017. This activity resulted in a net increase in our overall portfolio by two portfolio companies to 47 and a net increase of 7.8% in our portfolio at cost since September 30, 2016. We intend to continue to make new conservative investments in businesses with steady cash flows. We are focused on building our pipeline and making investments that meet our objectives and strategies and that provide appropriate returns, in light of the accompanying risks. From our initial public offering in August 2001 and through September 30, 2017, we have made 470 different loans to, or investments in, 217 companies for a total of approximately $1.7 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2017, the following significant transactions occurred:

•	In October 2016, RP Crown Parent, LLC paid off at par for net proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. (“RBC”) for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens Manufacturing, LLC (“Behrens”), which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In December 2016, Autoparts Holdings Limited paid off at par for proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

•	In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

•	In February 2017, we invested $29.0 million in NetFortris Corp. through secured first lien debt.

•	In February 2017, Vitera Healthcare Solutions, LLC paid off at par for net proceeds of $4.5 million.

•	In March 2017, LCR Contractors, LLC paid off at par for net cash proceeds of $8.6 million. In connection with the payoff, we received a prepayment fee of $0.2 million.

•	In April 2017, we invested $22.0 million in HB Capital Resources, Ltd. through secured second lien debt.

•	In May 2017, we invested an additional $4.1 million in an existing portfolio company, Lignetics, Inc., through secured second lien debt and equity, to support an acquisition.

•	In May 2017, we invested $4.0 million in Keystone Acquisition Corp. through secured second lien debt.

•	In June 2017, we invested $3.0 million in Medical Solutions Holdings, Inc. through secured second lien debt.

•	In July 2017, our loan to SourceHOV, LLC was paid off for net proceeds of $4.8 million, resulting in a realized loss of $0.2 million.

•	In August 2017, we invested $12.5 million in EL Academies, Inc. through secured first lien debt and equity.

•	In August 2017, Drumcree, LLC paid off at par for net cash proceeds of $6.3 million.

•	In August 2017, The Active Network, Inc. paid off at par for net proceeds of $0.5 million.

•	In August 2017, we invested $1.0 million in Neustar, Inc. through secured second lien debt.

•	In September 2017, our investment in Targus Cayman HoldCo, Ltd. was restructured. As part of the transaction, our secured first lien debt investment with a cost basis of approximately $2.6 million was converted to shares of common equity with a cost basis of approximately $2.6 million. There were no changes to our existing common stock investment with a cost basis of approximately $2.3 million.

•	In September 2017, we invested $0.5 million in Frontier Financial Group, Inc. through equity.

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for portfolio activity occurring subsequent to September 30, 2017.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2019, and currently have a total commitment amount of $170.0 million. Additionally, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million in September 2017, inclusive of the overallotment, approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment, and 2.3 million shares of common stock for gross proceeds of $19.7 million in October 2015, inclusive of the November 2015 overallotment. Additionally, during the twelve months ended September 30, 2017, we sold 642,818 shares of our common stock under our at-the-market program with Cantor Fitzgerald & Co., at a weighted-average price of $9.88 per share and raised $6.4 million of gross proceeds. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Line of Credit” for further discussion of the Credit Facility.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions could affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our stock trades below NAV per common share, as it has often done in previous years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. Should we decide to issue shares of common stock at a price below NAV in the future, we will seek the requisite approval of our stockholders at such time.

On November 17, 2017, the closing market price of our common stock was $9.78, a 16.4% premium to our September 30, 2017 NAV per share of $8.40.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.” As of September 30, 2017, our asset coverage on our “senior securities representing indebtedness” was 388.2% and our asset coverage on our “senior securities that are stock” was 249.6%.

Recent Developments

At-the-Market Program

Subsequent to September 30, 2017 and through November 13, 2017, we sold an additional 471,498 shares of our common stock under our at-the-market program with Cantor Fitzgerald & Co, at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million.

Distributions

On October 10, 2017, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
October 20, 2017	October 31, 2017	$0.07	$0.141667	(A)
November 20, 2017	November 30, 2017	0.07	0.125
December 19, 2017	December 29, 2017	0.07	0.125

	Total for the Quarter	$0.21	$0.391667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

Portfolio and Investment Activity

In October 2017, we sold our investment in Flight Fit N Fun LLC, which had a cost basis and fair value of $8.5 million and $9.2 million, respectively, as of September 30, 2017. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

In October 2017, PSC Industrial Holdings, LLC paid off at par for net proceeds of $3.5 million.

In October 2017, we invested $11.0 million in AVST Parent Holdings, LLC through secured first lien debt.

In November 2017, DataPipe, Inc. paid off at par for net proceeds of $2.0 million.

In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt.

In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt.

In November 2017, we invested $7.5 million in Arc Drilling Holdings, LLC through secured first lien debt and equity.

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2017 to the Year Ended September 30, 2016

	For the Year Ended September 30,
	2017	2016	$ Change	%Change
INVESTMENT INCOME
Interest income	$37,073	$35,219	$1,854	5.3%
Other income	2,160	3,893	(1,733)	(44.5)

Total investment income	39,233	39,112	121	0.3

EXPENSES
Base management fee	5,781	5,684	97	1.7
Loan servicing fee	4,146	3,890	256	6.6
Incentive fee	4,779	4,514	265	5.9
Administration fee	1,102	1,182	(80)	(6.8)
Interest expense on borrowings	3,073	2,899	174	6.0
Dividend expense on mandatorily redeemable preferred stock	4,152	4,118	34	0.8
Amortization of deferred financing fees	1,094	1,075	19	1.8
Other expenses	1,945	2,459	(514)	(20.9)

Expenses, before credits from Adviser	26,072	25,821	251	1.0
Credit to base management fee – loan servicing fee	(4,146)	(3,890)	(256)	6.6
Credit to fees from Adviser - other	(4,126)	(2,306)	(1,820)	78.9

Total expenses, net of credits	17,800	19,625	(1,825)	(9.3)

NET INVESTMENT INCOME	21,433	19,487	1,946	10.0

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain on investments	(3,475)	7,216	(10,691)	(148.2)
Net realized loss on other	(1,288)	(64)	(1,224)	(1,912.5)
Net unrealized appreciation (depreciation) of investments	625	(15,334)	15,959	104.1
Net unrealized (depreciation) appreciation of other	(115)	62	(177)	(285.5)

Net loss from investments and other	(4,253)	(8,120)	3,867	47.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,180	$11,367	$5,813	51.1%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.84	$—	—%

Net increase in net assets resulting from operations	$0.67	$0.49	$0.18	36.7%

Investment Income

Interest income increased by 5.3% for the year ended September 30, 2017, as compared to the prior year. This increase was due primarily to an increase in the weighted average yield on our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments which increased to 11.6% for the year ended September 30, 2017 compared to 11.1% for the year ended September 30, 2016, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2017, was $320.1 million, compared to $317.0 million for the prior year, an increase of $3.1 million, or 1.0%.

As of September 30, 2017, two portfolio companies, Sunshine Media Holdings (“Sunshine”) and Alloy Die Casting Co. (“ADC”), were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio. As of September 30, 2016, two portfolio companies, Sunshine and Vertellus Holdings, LLC, were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio.

Other income decreased by 44.5% during the year ended September 30, 2017, as compared to the prior year. This decrease was primarily due to a $1.9 million decrease in success fees recognized year over year. For the year ended September 30, 2017, other income consisted primarily of $1.5 million in success fees recognized, $0.3 million in dividend income, and $0.3 million in prepayment fees received. For the year ended September 30, 2016, other income consisted primarily of $3.4 million in success fees recognized, $0.3 million in dividend income, and $0.2 million in prepayment fees.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2017		Year Ended September 30, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
NetFortris Corp. (A)	$24,240	6.9%	$1,566	4.0%
IA Tech, LLC	23,633	6.7	2,813	7.2
HB Capital Resources, Ltd. (A)	22,110	6.3	1,107	2.8
WadeCo Specialties, Inc.	22,016	6.2	1,936	4.9
Lignetics, Inc.	18,949	5.4	1,862	4.8

Subtotal—five largest investments	110,948	31.5	9,284	23.7
Other portfolio companies	241,425	68.5	29,922	76.3

Total Investment Portfolio	$352,373	100.0%	$39,206	100.0%

	As of September 30, 2016		Year Ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$37,345	11.6%	$3,347	8.6%
IA Tech, LLC(A)	23,230	7.2	888	2.3
WadeCo Specialties, Inc.	18,980	5.9	2,059	5.3
United Flexible, Inc.	17,744	5.5	2,108	5.4
Lignetics, Inc.	14,821	4.6	1,708	4.3

Subtotal—five largest investments	112,120	34.8	10,110	25.9
Other portfolio companies	209,994	65.2	28,997	74.1

Total Investment Portfolio	$322,114	100.0%	$39,107	100.0%

(A) New investment during applicable period.

Expenses

Expenses, net of credits from the Adviser, decreased by 9.3% for the year ended September 30, 2017 as compared to the prior year. This decrease was primarily due to decreases in our net base management and incentive fees to the Advisor.

Interest expense increased by 6.0% during the year ended September 30, 2017, as compared to the prior year, due to an increase in the LIBOR component of the effective interest rate partially offset by a lower weighted average balance outstanding. The effective interest rate on our Credit Facility, excluding the impact of deferred financing costs, was 5.3% during the year ended September 30, 2017 compared to 4.5% during the prior year period. The weighted average balance outstanding on our Credit Facility during the year ended September 30, 2017, was approximately $58.4 million, as compared to $64.0 million in the prior year period, a decrease of 8.8%.

Other expenses decreased by 20.9% during the year ended September 30, 2017, as compared to the prior year, primarily due to decreases in shareholder related costs and professional fees.

Net base management fee earned by the Adviser decreased by $0.8 million, or 17.4%, during the year ended September 30, 2017, as compared to the prior year period, resulting from an increase in portfolio company fee credits due to new investments made in the current year period.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the years ended September 30, 2017 and 2016, which credits totaled $2.3 million and $1.4 million, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2017	2016
Average total assets subject to base management fee(A)	$330,343	$324,800
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	5,781	5,684
Portfolio company fee credit	(1,588)	(785)
Syndicated loan fee credit	(221)	(92)

Net Base Management Fee	$3,972	$4,807

Loan servicing fee(B)	$4,146	$3,890
Credit to base management fee – loan servicing fee(B)	(4,146)	(3,890)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$4,779	$4,514
Incentive fee credit	(2,317)	(1,429)

Net Incentive Fee	$2,462	$3,085

Portfolio company fee credit	$(1,588)	$(785)
Syndicated loan fee credit	(221)	(92)
Incentive fee credit	(2,317)	(1,429)

Credit to Fees from Adviser - Other(B)	$(4,126)	$(2,306)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report on Form 10-K.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2017, we recorded a net realized loss on investments of $3.5 million, which resulted primarily from the sale of substantially all the assets of RBC for a $2.3 million realized loss and the write-off of $5.0 million on our investment in Sunshine, partially offset by the sale of Behrens for a $2.5 million realized gain and a $1.2 million realized gain related to an additional earn-out from Funko, LLC (“Funko”), which we exited in the prior year.

For the year ended September 30, 2016, we recorded a net realized gain on investments of $7.2 million, which resulted primarily from the sales of Funko, Southern Petroleum Laboratories, Inc. (“SPL”), Westland Technologies, Inc. (“Westland”), and Ashland Acquisitions, LLC (“Ashland”) for a combined realized gain of $18.7 million and net proceeds of $35.4 million. This realized gain was partially offset by a combined realized loss of $11.7 million recognized from the sale of Heartland Communications Group (“Heartland”) and the restructures of Targus Group International, Inc. (“Targus”) and Precision Acquisition Group Holdings, Inc. (“Precision”) during the year ended September 30, 2016. We also recognized a realized loss of $0.6 million during the year ended September 30, 2016 related to a settlement associated with WP Evenflo Group Holdings, Inc., which we previously exited at a realized gain of $1.0 million in September 2014.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.3 million during the year ended September 30, 2017, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Preferred Stock”) in September 2017. During the year ended September 30, 2016, we recorded a net realized loss of $0.1 million due to the expiration of our interest rate cap agreement in January 2016.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2017, we recorded net unrealized appreciation of investments in the aggregate amount of $0.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2017, were as follows:

	Year Ended September 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
WadeCo Specialties, Inc.	$—	$2,900	$—	$2,900
SourceHOV LLC	(218)	1,756	97	1,635
Funko, LLC	1,273	(106)	—	1,167
Targus Cayman HoldCo, Ltd.	—	662	—	662
LWO Acquisitions Company, LLC	—	608	—	608
Flight Fit N Fun LLC	—	456	—	456
IA Tech, LLC	—	403	—	403
Vitera Healthcare Solutions, LLC	—	213	115	328
PIC 360, LLC	—	315	—	315
B+T Group Acquisition Inc.	—	305	—	305
Travel Sentry, Inc.	—	255	—	255
Leeds Novamark Capital I, L.P.	—	229	—	229
NetFortris Corp.	(14)	239	—	225
PSC Industrial Holdings Corp.	—	219	—	219
United Flexible, Inc.	—	177	—	177
Drumcree, LLC	—	169	(15)	154
Merlin International, Inc.	—	150	—	150
Vision Government Solutions, Inc.	—	141	—	141
TWS Acquisition Corporation	—	127	—	127
Westland Technologies, Inc.	126	—	—	126
Meridian Rack & Pinion, Inc.	—	(246)	—	(246)
L Discovery	—	(265)	—	(265)
Edge Adhesives Holdings, Inc.	—	(468)	—	(468)
FedCap Partners, LLC	—	(514)	—	(514)
Behrens Manufacturing, LLC	2,544	—	(3,211)	(667)
New Trident Holdcorp, Inc.	—	(878)	—	(878)
Defiance Integrated Technologies, Inc.	—	(1,125)	—	(1,125)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Vertellus Holdings LLC	109	(1,456)	—	(1,347)
Francis Drilling Fluids, Ltd.	—	(2,066)	—	(2,066)
Alloy Die Casting, Corp.	—	(2,303)	—	(2,303)
Sunshine Media Holdings	(5,000)	(995)	3,612	(2,383)
Other, net (<$250)	35	33	(27)	41

Total:	$(3,475)	$(1,065)	$1,690	$(2,850)

The primary drivers of our net unrealized appreciation for the year ended September 30, 2017, were an increase in the value of WadeCo Specialties, Inc., increased performance on certain of our portfolio companies, and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off. These factors were partially offset by a decline in performance and decrease in comparable multiples used in the valuation of certain of our other portfolio companies and the reversal of $3.2 million of previously recorded unrealized appreciation on our investment in Behrens upon exit.

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

The primary drivers of our net unrealized depreciation for the year ended September 30, 2016, were a decline in financial and operation performance of certain portfolio companies and the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by unrealized appreciation, primarily on RBC of $11.9 million, which was driven by proceeds received associated with the sale of RBC in November 2016, and the reversal of $4.2 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

As of September 30, 2017, the fair value of our investment portfolio was less than its cost basis by approximately $59.1 million and our entire investment portfolio was valued at 85.6% of cost, as compared to cumulative net unrealized depreciation of $59.7 million and a valuation of our entire portfolio at 84.4% of cost as of September 30, 2016. This year over year increase in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $0.6 million for the year ended September 30, 2017.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2017, we recorded $0.1 million of unrealized depreciation on our Credit Facility at fair value. During the year ended September 30, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016.

Comparison of the Year Ended September 30, 2016 to the Year Ended September 30, 2015

	For the Year Ended September 30,
	2016	2015	$ Change	% Change
INVESTMENT INCOME
Interest income	$35,219	$34,895	$324	0.9%
Other income	3,893	3,163	730	23.1

Total investment income	39,112	38,058	1,054	2.8

EXPENSES
Base management fee	5,684	6,888	(1,204)	(17.5)
Loan servicing fee	3,890	3,816	74	1.9
Incentive fee	4,514	4,083	431	10.6
Administration fee	1,182	1,033	149	14.4
Interest expense on borrowings	2,899	3,828	(929)	(24.3)
Dividend expense on mandatorily redeemable preferred stock	4,118	4,116	2	0.0
Amortization of deferred financing fees	1,075	1,106	(31)	(2.8)
Other expenses	2,459	2,188	271	12.4

Expenses, before credits from Adviser	25,821	27,058	(1,237)	(4.6)
Credit to base management fee – loan servicing fee	(3,890)	(3,816)	(74)	1.9
Credit to fees from Adviser - other	(2,306)	(2,884)	578	(20.0)

Total expenses, net of credits	19,625	20,358	(733)	(3.6)

NET INVESTMENT INCOME	19,487	17,700	1,787	10.1

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain (loss) on investments	7,216	(33,666)	40,882	(121.4)
Net realized loss on other	(64)	(510)	446	87.5
Net unrealized (depreciation) appreciation of investments	(15,334)	23,647	(38,981)	(164.8)
Net unrealized appreciation of other	62	1,313	(1,251)	(95.3)

Net loss from investments and other	(8,120)	(9,216)	1,096	(11.9)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$11,367	$8,484	$2,883	34.0%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.84	$—	—%

Net increase in net assets resulting from operations	$0.49	$0.40	$0.09	22.5%

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

As of September 30, 2016, two portfolio companies, Sunshine and Vertellus Specialties, Inc., were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio. As of September 30, 2015, two portfolio companies, Sunshine and Heartland, were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $26.4 million, or 7.1% of the cost basis of all debt investments in our portfolio.

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

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2016		Year Ended September 30, 2016
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
RBC Acquisition Corp.	$37,345	11.6%	$3,347	8.6%
IA Tech, LLC(A)	23,230	7.2	888	2.3
WadeCo Specialties, Inc.	18,980	5.9	2,059	5.3
United Flexible, Inc.	17,744	5.5	2,108	5.4
Lignetics, Inc.	14,821	4.6	1,708	4.3

Subtotal—five largest investments	112,120	34.8	10,110	25.9
Other portfolio companies	209,994	65.2	28,997	74.1

Total Investment Portfolio	$322,114	100.0%	$39,107	100.0%

	As of September 30, 2015		Year Ended September 30, 2015
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
Funko, LLC	$26,814	7.3%	$1,385	3.6%
WadeCo Specialties, Inc.	21,920	6.0	1,896	5.0
RBC Acquisition Corp.	20,617	5.6	2,343	6.2
United Flexible, Inc.(A)	20,355	5.6	1,226	3.2
Francis Drilling Fluids, Ltd.	19,928	5.5	2,946	7.7

Subtotal—five largest investments	109,634	30.0	9,796	25.7
Other portfolio companies	256,257	70.0	28,257	74.3

Total Investment Portfolio	$365,891	100.0%	$38,053	100.0%

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

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2016	2015
Average total assets subject to base management fee(A)	$324,800	$355,510
Multiplied by annual base management fee of 1.75% - 2.0%	1.75%	1.75% - 2.0%

Base management fee(B)	5,684	6,888
Portfolio fee credit	(785)	(1,399)
Syndicated loan fee credit	(92)	(118)

Net Base Management Fee	$4,807	$5,371

Loan servicing fee(B)	$3,890	$3,816
Credit to base management fee – loan servicing fee(B)	(3,890)	(3,816)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$4,514	$4,083
Incentive fee credit	(1,429)	(1,367)

Net Incentive Fee	$3,085	$2,716

Portfolio fee credit	$(785)	$(1,399)
Syndicated loan fee credit	(92)	(118)
Incentive fee credit	(1,429)	(1,367)

Credit to Fees from Adviser - Other(B)	$(2,306)	$(2,884)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the applicable year.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report on Form 10-K.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2016, we recorded a net realized gain on investments of $7.2 million, which resulted primarily from the sales of Funko, SPL, Westland, and Ashland for a combined realized gain of $18.7 million and net proceeds of $35.4 million. This realized gain was partially offset by a combined realized loss of $11.7 million recognized from the sale of Heartland and the restructures of Targus and Precision during the year ended September 30, 2016. We also recognized a realized loss of $0.6 million during the year ended September 30, 2016 related to a settlement associated with WP Evenflo Group Holdings, Inc., which we had previously exited at a realized gain of $1.0 million in September 2014.

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

Net Unrealized (Depreciation) Appreciation of Investments

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

The primary drivers of our net unrealized depreciation for the year ended September 30, 2016, were a decline in financial and operational performance of certain portfolio companies and the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko upon exit. This depreciation was partially offset by unrealized appreciation, primarily on RBC of $11.9 million, which was driven by proceeds received associated with the sale of RBC in November 2016, and the reversal of $4.2 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

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

The largest driver of our net unrealized appreciation for the year ended September 30, 2015 was the reversal of an aggregate of $34.6 million in cumulative unrealized depreciation primarily related to the sales of Midwest Metal, Sunburst, Saunders, and the restructure of GFRC. Net unrealized appreciation was also driven by an increase in performance on Funko of $11.5 million. This appreciation was offset by decreases in comparable multiples used in valuations and a decline in the financial and operational performance of GFRC and RBC.

As of September 30, 2016, the fair value of our investment portfolio was less than its cost basis by approximately $59.7 million and our entire investment portfolio was valued at 84.4% of cost, as compared to cumulative net unrealized depreciation of $44.4 million and a valuation of our entire portfolio at 89.2% of cost as of September 30, 2015. This year over year increase in the cumulative unrealized depreciation on investments represents net unrealized depreciation of $15.3 million for the year ended September 30, 2016.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2016, we reversed $0.1 million of unrealized depreciation related to the expiration of our interest rate cap agreement in January 2016. During year ended September 30, 2015, we recorded $1.3 million of net unrealized depreciation on our Credit Facility recorded at fair value whereas no such amounts were incurred during the year ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash used in operating activities for the year ended September 30, 2017 was $12.9 million as compared to net cash provided by operating activities of $60.0 million for the year ended September 30, 2016. The change was primarily due to an increase in purchases of investments and a decrease in principal repayments on investments and net proceeds from sale of investments period over period. Purchases of investments were $112.1 million during the year ended September 30, 2017 compared to $80.0 million during the prior year period. Repayments and net proceeds from sales were $83.4 million during the year ended September 30, 2017 compared to $121.1 million during the prior year period.

As of September 30, 2017, we had loans to, syndicated participations in or equity investments in 47 private companies, with an aggregate cost basis of approximately $411.4 million. As of September 30, 2016, we had loans to, syndicated participations in or equity investments in 45 private companies, with an aggregate cost basis of approximately $381.8 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2017 and 2016:

	Year Ended September 30,
	2017	2016
Beginning investment portfolio, at fair value	$322,114	$365,891
New investments	99,241	79,401
Disbursements to existing portfolio companies	12,851	10,145
Scheduled principal repayments	(3,646)	(1,934)
Unscheduled principal repayments	(71,558)	(107,293)
Net proceeds from sales of investments	(8,240)	(21,438)
Net unrealized depreciation of investments	(1,065)	(9,824)
Reversal of prior period net depreciation (appreciation) of investments	1,690	(5,510)
Net realized (loss) gain on investments	(3,475)	7,216
Increase in investment balance due to PIK interest(A)	4,729	5,002
Cost adjustments on non-accrual loans	—	388
Net change in premiums, discounts and amortization	(268)	70

Ending Investment Portfolio, at Fair Value	$352,373	$322,114

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2017.

Year Ending September 30,	Amount(A)
2018	$43,413
2019	51,545
2020	87,823
2021	61,056
2022	52,503
Thereafter	79,970

Total contractual repayments	$376,310
Equity investments	40,922
Adjustments to cost basis on debt investments	(5,797)

Investment Portfolio as of September 30, 2017, at Cost:	$411,435

(A)	Subsequent to September 30, 2017, three debt investments with aggregate principal balances maturing during each of the years ending September 30, 2019, September 30, 2020, and September 30, 2022, of $2.0 million, $7.8 million and $3.5 million, respectively, were repaid at par. Additionally, debt investments in one portfolio company with a combined principal balance of $5.7 million, which had maturity dates during the fiscal year ended September 30, 2019, were extended to mature during the fiscal year ending September 30, 2021.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2017 was $11.7 million, which consisted primarily of $21.7 million in net borrowings on our Credit Facility and $22.7 million in proceeds from the issuance of common stock, partially offset by $21.4 million in distributions to common stockholders and a net decrease of $9.3 million in term preferred stock due to the redemption of our Series 2021 Term Preferred Stock and issuance of a lesser amount of Series 2024 Term Preferred Stock.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2017, 2016 and 2015, which totaled an aggregate of $21.4 million, $19.5 million and $17.7 million, respectively. In October 2017, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2017. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2018. From inception through September 30, 2017, we have paid 176 either monthly or quarterly consecutive distributions to common stockholders totaling approximately $297.8 million or $17.77 per share.

For each of the fiscal years ended September 30, 2017, 2016, and 2015, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million, $5.5 million, and $1.7 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.140625 per share to holders of our Series 2021 Term Preferred Stock for each month during the years ended September 30, 2017, 2016, and 2015, which totaled an aggregate of $4.1 million during each of the years ended September 30, 2017, 2016, and 2015. In October 2017, our Board of Directors declared a combined dividend for the pro-rated period from and including the issuance date, September 27, 2017, to and including September 30, 2016 and the full month of October 2017, which totaled $0.141667 per share, to the holders of our Series 2024 Term Preferred Stock and monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of November and December 2017.

In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Equity

Registration Statement

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2017, we have the ability to issue up to $224.6 million in securities under the Registration Statement.

Common Stock

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement remained unchanged. During the year ended September 30, 2017, we sold 642,818 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.88 per share and raised $6.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $6.1 million. As of September 30, 2017, we had a remaining capacity to sell up to $42.5 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016.

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

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The program expired on January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in aggregate gross purchases of $0.6 million. We did not repurchase any shares during the year ended September 30, 2017.

Pursuant to our prior Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million. The net proceeds of this offering were used to repay borrowings under our Credit Facility.

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

On November 17, 2017, the closing market price of our common stock was $9.78, a 16.4% premium to our September 30, 2017 NAV per share of $8.40.

Term Preferred Stock

Pursuant to our current registration statement, in September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period from issuance through September 30, 2024, the mandatory redemption date. The proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share. In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of September 30, 2017 was 249.6%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

On October 9, 2015, August 18, 2016, and August 24, 2017, we entered into Amendments No. 1, 2 and 3 to our Credit Facility, respectively, each of which clarified or modified various constraints on available borrowings.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $221.8 million as of September 30, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $268.6 million, asset coverage on our “senior securities representing indebtedness” of 388.2% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of September 30, 2017. As of September 30, 2017, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of our accompanying Note to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of September 30, 2017 and September 30, 2016, we had off-balance sheet success fee receivables on our accruing debt investments of $4.6 million and $3.4 million (or approximately $0.18 per common share and $0.14 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2017 and September 30, 2016 to be immaterial. The following table shows our contractual obligations as of September 30, 2017, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$93,000	$—	$—	$93,000
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Interest expense on debt obligations(C)	7,740	10,860	6,210	3,105	27,915

Total	$7,740	$103,860	$6,210	$54,855	$172,665

(A)	Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $19.8 million, at cost, as of September 30, 2017.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2017. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Additionally, refer to Note 3—Investments in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Investment Valuation

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

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by an SEC registered Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

The following table reflects risk ratings for all proprietary loans in our portfolio at September 30, 2017 and September 30, 2016, representing approximately 91.9% of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2017	2016
Highest	9.0	8.0
Average	5.7	5.3
Weighted Average	5.8	5.3
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2017 and 2016, representing approximately 6.9% and 7.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2017	2016
Highest	6.0	5.0
Average	4.4	3.9
Weighted Average	4.6	4.0
Lowest	3.0	2.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2017 and 2016, representing approximately 1.2% and 2.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2017	2016
Highest	3.0	5.0
Average	3.0	4.0
Weighted Average	3.0	3.5
Lowest	3.0	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes and also to limit certain federal excise taxes imposed on RICs. Refer to Note 10—Federal and State Income Taxes in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our tax status.

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description and our application of recent accounting pronouncements.

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2017, our portfolio of debt investments on a principal basis consisted of the following:

91.6%	Variable rates with a LIBOR or prime rate floor
8.4	Fixed rates

100.0%	total

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2017 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase in Net Assets Resulting from Operations
Up 300 basis points	$8,689	$2,790	$3,531
Up 200 basis points	5,470	1,860	1,785
Up 100 basis points	2,566	930	361
Down 123 basis points	(959)	(1,146)	187

(A)	As of September 30, 2017, our effective average LIBOR was 1.23%, therefore, the largest decrease in basis points that could occur was 123 basis points.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2017.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 20, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Gladstone Capital Corporation:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets and of cash flows present fairly, in all material respects, the financial position of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2017 and September 30, 2016, and the results of their operations, their changes in net assets and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities as of September 30, 2017 and September 30, 2016, by correspondence with the custodian and portfolio company investees, and the application of alternative auditing procedures when replies were not received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

November 20, 2017

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,
	2017	2016
ASSETS
Investments at fair value:
Non-Control/Non-Affiliate investments (Cost of $318,952 and $252,625, respectively)	$290,860	$227,666
Affiliate investments (Cost of $49,868 and $83,379, respectively)	42,648	74,208
Control investments (Cost of $42,615 and $45,797, respectively)	18,865	20,240
Cash and cash equivalents	5,012	6,152
Restricted cash and cash equivalents	258	406
Interest receivable, net	1,699	2,333
Due from custodian	3,086	2,164
Deferred financing fees	853	1,521
Other assets, net	2,579	848

TOTAL ASSETS	$365,860	$335,538

LIABILITIES
Borrowings at fair value (Cost of $93,000 and $71,300, respectively)	$93,115	$71,300
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 4,000,000 shares authorized, respectively, and 2,070,000 and 2,440,000 shares issued and outstanding, respectively	49,849	59,360
Accounts payable and accrued expenses	522	1,019
Interest payable	264	201
Fees due to Adviser(A)	1,292	1,222
Fee due to Administrator(A)	244	282
Other liabilities	924	947

TOTAL LIABILITIES	$146,210	$134,331

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value, 44,560,000 and 46,000,000 shares authorized, respectively, and 26,160,684 and 23,344,422 shares issued and outstanding, respectively	$26	$23
Capital in excess of par value(C)	348,248	327,678
Cumulative net unrealized depreciation of investments	(59,062)	(59,687)
Cumulative net unrealized depreciation of other	(115)	—
(Overdistributed) underdistributed net investment income(C)	(139)	4,277
Accumulated net realized losses	(69,308)	(71,084)

TOTAL NET ASSETS	$219,650	$201,207

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$8.40	$8.62

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2017	2016	2015
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$26,147	$24,171	$26,792
Affiliate investments	4,282	7,459	6,434
Control investments	1,626	1,226	1,113
Cash and cash equivalents	27	5	5

Total interest income (excluding PIK interest income)	32,082	32,861	34,344
PIK interest income
Non-Control/Non-Affiliate investments	4,299	1,095	551
Affiliate investments	692	1,263	—

Total PIK interest income	4,991	2,358	551
Total interest income	37,073	35,219	34,895
Success fee income
Non-Control/Non-Affiliate investments	392	1,566	948
Affiliate investments	1,142	914	—
Control investments	—	958	983

Total success fee income	1,534	3,438	1,931
Other income	626	455	1,232

Total investment income	39,233	39,112	38,058

EXPENSES
Base management fee(A)	5,781	5,684	6,888
Loan servicing fee(A)	4,146	3,890	3,816
Incentive fee(A)	4,779	4,514	4,083
Administration fee(A)	1,102	1,182	1,033
Interest expense on borrowings	3,073	2,899	3,828
Dividend expense on mandatorily redeemable preferred stock	4,152	4,118	4,116
Amortization of deferred financing fees	1,094	1,075	1,106
Professional fees	828	1,113	999
Other general and administrative expenses	1,117	1,346	1,189

Expenses, before credits from Adviser	26,072	25,821	27,058
Credit to base management fee - loan servicing fee(A)	(4,146)	(3,890)	(3,816)
Credit to fees from Adviser - other(A)	(4,126)	(2,306)	(2,884)

Total expenses, net of credits	17,800	19,625	20,358

NET INVESTMENT INCOME	21,433	19,487	17,700

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	3,849	6,253	(8,410)
Affiliate investments	(2,330)	1,280	—
Control investments	(4,994)	(317)	(25,256)
Other	(1,288)	(64)	(510)

Total net realized (loss) gain	(4,763)	7,152	(34,176)
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(3,133)	(14,946)	9,116
Affiliate investments	1,951	5,858	(11,123)
Control investments	1,807	(6,246)	25,654
Other	(115)	62	1,313

Total net unrealized (depreciation) appreciation	510	(15,272)	24,960

Net realized and unrealized loss	(4,253)	(8,120)	(9,216)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,180	$11,367	$8,484

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.84	$0.84	$0.84

Net increase in net assets resulting from operations	$0.67	$0.49	$0.40

Distributions declared and paid per common share	$0.84	$0.84	$0.84

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	25,495,117	23,200,642	21,066,844

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2017	2016	2015
OPERATIONS
Net investment income	$21,433	$19,487	$17,700
Net realized (loss) gain on investments	(3,475)	7,216	(33,666)
Net realized (loss) gain on other	(1,288)	(64)	(510)
Net unrealized appreciation (depreciation) of investments	625	(15,334)	23,647
Net unrealized (depreciation) appreciation of other	(115)	62	1,313

Net increase in net assets from operations	17,180	11,367	8,484

DISTRIBUTIONS
Distributions to common stockholders from ordinary income	(21,433)	(16,298)	(17,700)
Distributions to common stockholders from realized gains	—	(3,189)	—

Net decrease in net assets from distributions	(21,433)	(19,487)	(17,700)

CAPITAL TRANSACTIONS
Issuance of common stock	23,695	19,665	1,169
Offering costs for issuance of common stock	(999)	(1,210)	(269)
Repurchase of common stock, net of costs	—	(572)	—
Repayment of principal on employee notes(A)	—	—	100

Net increase in net assets from capital transactions	22,696	17,883	1,000

NET INCREASE (DECREASE) IN NET ASSETS	18,443	9,763	(8,216)
NET ASSETS, BEGINNING OF YEAR	201,207	191,444	199,660

NET ASSETS, END OF YEAR	$219,650	$201,207	$191,444

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$17,180	$11,367	$8,484
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(112,092)	(80,024)	(136,123)
Principal repayments on investments	75,204	99,705	13,741
Net proceeds from sale of investments	8,240	21,439	28,602
Increase in investments due to paid-in-kind interest or other	(4,729)	(5,002)	(665)
Net change in premiums, discounts and amortization	268	(70)	149
Cost adjustments on non-accrual loans	—	(388)	(328)
Net realized loss (gain) on investments	3,475	(7,216)	33,666
Net unrealized (appreciation) depreciation of investments	(625)	15,333	(23,647)
Net realized loss on other	1,288	64	—
Net unrealized appreciation (depreciation) of other	115	(62)	(1,313)
Changes in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	148	(123)	392
Decrease (increase) in interest receivable, net	634	3,248	(2,814)
(Increase) decrease in funds due from custodian	(922)	(978)	4,836
Amortization of deferred financing fees	1,094	1,075	1,106
(Increase) decrease in other assets, net	(1,731)	723	(547)
(Decrease) increase in accounts payable and accrued expenses	(497)	422	135
Increase (decrease) in interest payable	63	(72)	126
Increase in fees due to Adviser(A)	70	318	29
(Decrease) increase in fee due to Administrator(A)	(38)	32	32
(Decrease) increase in other liabilities	(23)	232	(340)

Net cash (used in) provided by operating activities	(12,878)	60,023	(74,479)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	138,700	103,000	147,500
Repayments on borrowings	(117,000)	(159,000)	(56,900)
Proceeds from issuance of mandatorily redeemable preferred stock	51,750	—	—
Redemption of mandatorily redeemable preferred stock	(61,000)	—	—
Repurchase of common stock	—	(572)	—
Deferred financing fees	(1,975)	(75)	(1,927)
Proceeds from issuance of common stock	23,695	19,665	1,169
Offering costs for issuance of common stock	(999)	(1,210)	(269)
Distributions paid to common stockholders	(21,433)	(19,487)	(17,700)
Receipt of principal on employee notes(A)	—	—	100

Net cash provided by (used in) financing activities	11,738	(57,679)	71,973

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,140)	2,344	(2,506)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,152	3,808	6,314

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,012	$6,152	$3,808

CASH PAID DURING YEAR FOR INTEREST	$3,010	$2,971	$3,702
CASH PAID DURING YEAR FOR DIVIDENDS ON MANDATORILY REDEEMABLE PREFERRED STOCK	4,118	4,118	4,116
NON-CASH ACTIVITIES(B)	—	9,522	1,905

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transactions:

In September 2016, our investment in Precision Acquisition Group Holdings, Inc. was restructured, resulting in non-cash activity of $1.9 million and new investments in PIC 360, LLC and Precision International, LLC, which are listed on the accompanying Consolidated Schedule of Investments as of September 30, 2017 and 2016.

In February 2016, our investment in Targus Group International, Inc. was restructured resulting in non-cash activity of $3.9 million and a new investment in Targus Cayman HoldCo Limited, which is listed on the accompanying Consolidated Schedule of Investments as of September 30, 2017 and September 30, 2016.

In September 2015, GFRC Holdings, LLC was restructured, resulting in non-cash activity of $1.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 132.4%
Secured First Lien Debt – 67.2%
Automobile – 1.7%
Meridian Rack & Pinion, Inc. (S) – Term Debt (13.5%, Due 12/2018) (C)	$4,140	$4,140	$3,643
Beverage, Food, and Tobacco – 3.2%
Triple H Food Processors, LLC - Line of Credit, $1,500 available (8.0%, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (9.5%, Due 8/2020)(C)	6,800	6,800	6,928

		6,800	6,928
Buildings and Real Estate – 1.0%
GFRC Holdings, LLC – Line of Credit, $20 available (9.2%, Due 9/2018)(E)	1,180	1,180	1,180
GFRC Holdings, LLC – Term Debt (9.2%, Due 9/2018)(E)	1,000	1,000	1,000

		2,180	2,180
Diversified/Conglomerate Service – 20.1%
IA Tech, LLC – Term Debt (12.2%, Due 6/2021)(C)	23,000	23,000	23,633
Travel Sentry, Inc. – Term Debt (10.3%, Due 12/2021)(C)(U)	8,902	8,902	9,170
Vision Government Solutions, Inc. – Line of Credit, $0 available (10.0%, Due 1/2019)(C)	1,450	1,450	1,420
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0%, Due 1/2019)(C)(F)	1,600	1,600	1,485
Vision Government Solutions, Inc. – Term Debt (10.0%, Due 1/2019)(C)	9,000	9,000	8,390

		43,952	44,098
Diversified/Conglomerate Manufacturing – 1.6%
Alloy Die Casting Corp.(S) – Term Debt (13.5%, Due 10/2018)(C)(H)	5,235	5,235	3,272
Alloy Die Casting Corp.(S) – Term Debt (13.5%, Due 10/2018)(C)(H)	75	75	47
Alloy Die Casting Corp.(S) – Term Debt (Due 10/2018)(C)(P)	390	390	246

		5,700	3,565
Healthcare, education, and childcare – 9.8%
EL Academies, Inc. – Line of Credit (10.7%, Due 8/2020)(I)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan (10.7%, Due 8/2022)(I)	—	—	—
EL Academies, Inc. – Term Debt (10.7%, Due 8/2022)(I)	12,000	12,000	12,000
TWS Acquisition Corporation – Term Debt (9.2%, Due 7/2020)(C)	9,432	9,432	9,609

		21,432	21,609
Leisure, Amusement, Motion Pictures, Entertainment – 3.6%
Flight Fit N Fun LLC – Term Debt (15.2%, Due 9/2020)(Q)(Y)	7,800	7,800	7,800
Machinery – 0.4%
Precision International, LLC – Term Debt (10.0% PIK, Due 9/2021)(C)(F)	808	808	798
Oil and Gas – 9.2%
WadeCo Specialties, Inc. – Line of Credit, $425 available (8.2%, Due 4/2018)(E)	2,575	2,575	2,575
WadeCo Specialties, Inc. – Term Debt (8.2%, Due 3/2019)(E)	10,441	10,427	10,440
WadeCo Specialties, Inc. – Term Debt (12.0%, Due 3/2019)(E)	7,000	7,000	7,000

		20,002	20,015
Personal and Non-Durable Consumer Products (Manufacturing Only)– 3.0%
Canopy Safety Brands, LLC – Line of Credit, $500 available (7.7%, Due 9/2019)(C)	—	—	—
Canopy Safety Brands, LLC – Term Debt (10.7%, Due 9/2021)(C)	6,600	6,600	6,616

		6,600	6,616
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (8.0%, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 13.6%
B+T Group Acquisition Inc.(S) – Term Debt (13.0%, Due 12/2019)(C)	6,000	6,000	5,955
NetFortris Corp. – Line of Credit, $2,000 available (11.2%, Due 11/2017)(C)	—	—	—
NetFortris Corp. – Term Debt (9.6%, Due 2/2021)(C)	24,000	24,000	24,240

		30,000	30,195

Total Secured First Lien Debt		$149,521	$147,447

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 59.1%
Automobile – 2.2%
Sea Link International IRB, Inc. – Term Debt (11.3%, Due 11/2021)(C)(F)	$5,000	$4,975	$5,025
Beverage, Food, and Tobacco – 3.1%
The Mochi Ice Cream Company – Term Debt (11.7%, Due 1/2021)(C)	6,750	6,750	6,809
Cargo Transportation– 6.0%
AG Transportation Holdings, LLC. – Term Debt (13.3%, Due 3/2020)(C)	13,000	13,000	13,081
Chemicals, Plastics, and Rubber – 0.4%
Vertellus Holdings LLC – Term Debt (13.2%, Due 10/2021)(D)	1,099	1,099	929
Diversified/Conglomerate Service – 16.4%
DataPipe, Inc. – Term Debt (9.2%, Due 9/2019)(D)(Y)	2,000	1,966	2,005
HB Capital Resources, Ltd. – Term Debt (11.5%, Due 10/2022)(C)	22,000	22,000	22,110
Keystone Acquisition Corp.– Term Debt (10.5%, Due 5/2025)(D)	4,000	3,922	3,960
LDiscovery, LLC – Term Debt (11.3%, Due 12/2023)(D)	5,000	4,815	4,550
PSC Industrial Holdings Corp.– Term Debt (9.5%, Due 12/2021)(Q)(Y)	3,500	3,452	3,500

		36,155	36,125
Diversified/Conglomerate Manufacturing – 8.2%
United Flexible, Inc.– Term Debt (10.7%, 2.0% PIK, Due 2/2022)(C)	17,993	17,909	17,903
Healthcare, education, and childcare – 8.8%
Medical Solutions Holdings, Inc. – Term Debt (9.5%, Due 12/2023)(D)	3,000	2,956	2,970
Merlin International, Inc. – Term Debt (11.2%, Due 8/2022)(C)	10,000	10,000	10,150
NetSmart Technologies, Inc.– Term Debt (10.7%, Due 10/2023)(D)	3,660	3,609	3,678
New Trident Holdcorp, Inc.– Term Debt (10.7%, Due 7/2020)(D)	4,000	4,000	2,412

		20,565	19,210
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.6%
Belnick, Inc. – Term Debt (11.0%, Due 8/2023)(C)(F)	10,000	10,000	10,100
Hotels, Motels, Inns, and Gaming – 3.2%
Vacation Rental Pros Property Management, LLC – Term Debt (11.2%, 3.0% PIK, Due 6/2023)(C)	7,145	7,145	7,136
Oil and Gas – 5.7%
Francis Drilling Fluids, Ltd. – Term Debt (11.9% PIK, Due 4/2020)(C)	16,739	16,611	8,626
Francis Drilling Fluids, Ltd. – Term Debt (10.8% PIK, Due 4/2020)(C)	7,733	7,673	3,931

		24,284	12,557
Telecommunications – 0.5%
Neustar, Inc. – Term Debt (9.2%, Due 8/2025)(D)	1,000	1,000	1,015

Total Secured Second Lien Debt		$142,882	$129,890

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,324	$3,324	$3,324
Preferred Equity – 2.6%
Automobile – 0.1%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$133
Buildings and Real Estate – 0.3%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	824
Diversified/Conglomerate Service – 0.2%
Frontier Financial Group Inc. – Preferred Stock(I)(G)	766	500	500
Frontier Financial Group Inc. – Preferred Stock Warrant(I)(G)	168	—	—

		500	500

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.3%
Alloy Die Casting, Corp.(S) – Preferred Stock(E)(G)	2,192	2,192	—
United Flexible, Inc.– Preferred Stock(E)(G)	538	538	554

		2,730	554
Leisure, Amusement, Motion Pictures, Entertainment – 0.6%
Flight Fit N Fun LLC – Preferred Stock(G)(Q)(Y)	700,000	700	1,425
Oil and Gas – 0.9%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)	1,656	1,215	—
WadeCo. Specialties, Inc. – Preferred Stock(E)(G)	1,000	618	2,000

		1,833	2,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(S) – Preferred Equity Units(E)(G)	260	167	159
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)(J)	5,503	1,799	140

Total Preferred Equity		$10,203	$5,735

Common Equity – 2.0%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,634	$751
Automobile– 0.2%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	362
Beverage, Food, and Tobacco – 0.2%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	—
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	366

		700	366
Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.0%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	—
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	—

		1,244	—
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	442
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting, Corp.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	—

		166	—
Healthcare, education, and childcare – 0.9%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(G)(I)	500	500	500
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($1,581 uncalled capital commitment)(G)(L)(R)	3.5%	1,628	1,645

		4,764	2,145
Machinery – 0.0%
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	—
Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)	1,656	1	—
W3, Co. – Common Equity(D)(G)	435	499	139

		500	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	259
Funko Acquisition Holdings, LLC(S) – Common Stock(E)(G)	975	—	—

		500	259

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$13,022	$4,464

Total Non-Control/Non-Affiliate Investments		$318,952	$290,860

AFFILIATE INVESTMENTS(N) – 19.4%
Secured First Lien Debt – 8.6%
Diversified/Conglomerate Manufacturing – 8.6%
Edge Adhesives Holdings, Inc. (S) – Term Debt (12.5%, Due 2/2019)(C)	$6,200	$6,200	$5,704
Edge Adhesives Holdings, Inc. (S) – Term Debt (13.8%, Due 2/2019)(C)	1,600	1,600	1,480
LWO Acquistions Company LLC – Line of Credit, $0 available (6.7%, 2.0% PIK, Due 3/2018)(C)	2,748	2,746	2,336
LWO Acquistions Company LLC – Term Debt (9.7%, 2.0% PIK, Due 12/2019)(C)	10,942	10,921	9,301

		21,467	18,821

Total Secured First Lien Debt		$21,467	$18,821

Secured Second Lien Debt – 7.8%
Diversified Natural Resources, Precious Metals and Minerals – 7.8%
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(C)	$6,000	$6,000	$5,998
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(C)	8,000	8,000	7,997
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(C)	3,300	3,300	3,299

		17,300	17,294

Total Secured Second Lien Debt		$17,300	$17,294

Preferred Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	826

Total Preferred Equity		$3,316	$826

Common Equity – 2.6%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquistions Company LLC – Common Units(E)(G)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	828
Textiles and Leather – 2.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	4,879

Total Common Equity		$7,785	$5,707

Total Affiliate Investments		$49,868	$42,648

CONTROL INVESTMENTS(O) – 8.6%
Secured First Lien Debt – 3.5%
Machinery – 1.8%
PIC 360, LLC – Term Debt (14.0%, Due 12/2017)(E)(F)	$4,000	$4,000	$4,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Printing and Publishing – 1.7%
Sunshine Media Holdings – Line of Credit, $672 available (8.0%, Due 5/2018)(E)(F)	1,328	1,328	1,328
Sunshine Media Holdings – Term Debt (8.0%, Due 5/2018)(E)(F)(H)	5,000	3,525	679
Sunshine Media Holdings – Term Debt (4.8%, Due 5/2018)(E)(H)	11,948	8,401	1,621
Sunshine Media Holdings – Term Debt (5.5%, Due 5/2018)(E)(H)	10,700	10,700	—

		23,954	3,628

Total Secured First Lien Debt		$27,954	$7,628

Secured Second Lien Debt – 3.7%
Automobile– 3.7%
Defiance Integrated Technologies, Inc. – Term Debt (11.0%, Due 2/2019)(E)	$8,065	$8,065	$8,065
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(E)(G)(J)	15,270	$5,275	$—
Common Equity – 1.4%
Automobile– 1.3%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$2,856
Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	1	1	316
Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(E)(G)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(E)(G)	72	—	—

		740	—

Total Common Equity		$1,321	$3,172

Total Control Investments		$42,615	$18,865

TOTAL INVESTMENTS(T) – 160.4%		$411,435	$352,373

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $317.4 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.7% of total investments, at fair value, as of September 30, 2017.
(B)	Interest rate percentages represent cash interest rates in effect at September 30, 2017, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 1.23% as of September 30, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(D)	Fair value was based on the indicative bid price on or near September 30, 2017, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2017 best represents fair value as of September 30, 2017.
(J)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)	Cumulative gross unrealized depreciation for federal income tax purposes is $71.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $7.5 million. Cumulative net unrealized depreciation is $64.3 million, based on a tax cost of $416.6 million.
(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 1.33% as of September 30, 2017.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate, which was 4.25% as of September 30, 2017.
(W)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Investment was exited subsequent to September 30, 2017. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.
(Z)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2017.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(X)(Z)	Principal/ Shares/ Units(K)(Y)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(N) – 113.1%
Secured First Lien Debt – 66.7%
Automobile – 1.9%
Meridian Rack & Pinion, Inc. (T) – Term Debt (13.5%, Due 12/2018)(D)	$4,140	$4,140	$3,767
Beverage, Food, and Tobacco – 3.8%
Triple H Food Processors, LLC - Line of Credit, $1,500 available (7.8%, Due 8/2018)(D)	—	—	—
Triple H Food Processors, LLC – Term Debt (9.8%, Due 8/2020)(D)	7,600	7,600	7,676

		7,600	7,676
Broadcast and Entertainment – 2.3%
Drumcree, LLC – Term Debt (13.0% PIK, Due 1/2017)(F)(G)	4,836	4,836	4,682
Buildings and Real Estate – 5.2%
GFRC Holdings, LLC – Line of Credit, $295 available (9.0%, Due 9/2018)(F)	905	905	905
GFRC Holdings, LLC – Term Debt (9.0%, Due 9/2018)(F)	1,000	1,000	1,000
LCR Contractors, LLC – Term Debt (10.0%, Due 1/2021)(D)	8,500	8,500	8,564

		10,405	10,469
Chemicals, Plastics, and Rubber – 1.3%
Vertellus Holdings LLC – Term Debt (10.5%, Due 10/2019)(E)(I)	3,940	3,831	2,541
Diversified/Conglomerate Service – 21.7%
IA Tech, LLC – Term Debt (12.0%, Due 6/2021)(D)	23,000	23,000	23,230
Travel Sentry, Inc. – Term Debt (9.5%, Due 12/2021)(D)(V)	9,665	9,665	9,677
Vision Government Solutions, Inc. – Line of Credit, $0 available (7.5%, Due 1/2017)(D)	1,450	1,450	1,355
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $1,300 available (10.0%, Due 1/2017)(D)(G)	1,200	1,200	1,106
Vision Government Solutions, Inc. – Term Debt (9.8%, Due 1/2017)(D)	9,000	9,000	8,293

		44,315	43,661
Diversified/Conglomerate Manufacturing – 5.0%
Alloy Die Casting Corp.(T) – Term Debt (13.5%, Due 10/2018)(D)	5,235	5,235	4,973
Alloy Die Casting Corp.(T) – Term Debt (13.5%, Due 10/2018)(D)	75	75	71
Alloy Die Casting Corp.(T) – Term Debt (Due 10/2018)(D) (Q)	390	390	372
Behrens Manufacturing, LLC(T) – Term Debt (13.0%, Due 12/2018)(R)	4,275	4,275	4,638

		9,975	10,054
Healthcare, education, and childcare – 5.0%
TWS Acquisition Corporation – Line of Credit, $1,500 available (9.0%, Due 7/2017)(D)	—	—	—
TWS Acquisition Corporation – Term Debt (9.0%, Due 7/2020)(D)	10,000	10,000	10,050

		10,000	10,050
Leisure, Amusement, Motion Pictures, Entertainment – 3.9%
Flight Fit N Fun LLC – Term Debt (12.0%, Due 9/2020)(D)	7,800	7,800	7,800
Machinery – 0.8%
Precision International, LLC – Term Debt (10.0% PIK, Due 9/2021)(F)	600	600	600
Precision International, LLC – Mortgage Note (3.0%, Due 9/2017)(F)	1,000	1,000	996

		1,600	1,596
Oil and Gas – 9.4%
WadeCo Specialties, Inc. – Line of Credit, $1,125 available (8.0%, Due 4/2017)(D)	1,175	1,174	1,127
WadeCo Specialties, Inc. – Term Debt (8.0%, Due 3/2019)(D)	11,691	11,691	11,216
WadeCo Specialties, Inc. – Term Debt (12.0%, Due 3/2019)(D)	7,000	7,000	6,637

		19,865	18,980
Personal and Non-Durable Consumer Products (Manufacturing Only)– 3.5%
Canopy Safety Brands, LLC – Line of Credit, $500 available (7.0%, Due 9/2019) (J)	—	—	—
Canopy Safety Brands, LLC – Term Debt (10.5%, Due 9/2021) (J)	7,000	7,000	7,000

		7,000	7,000
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (7.3%, Due 2/2015)(F)(W)	108	108	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(X)(Z)	Principal/ Shares/ Units(K)(Y)	Cost	Fair Value
Telecommunications – 2.9%
B+T Group Acquisition Inc.(T) – Term Debt (13.0%, Due 12/2019)(D)	6,000	6,000	5,790

Total Secured First Lien Debt		$137,475	$134,066

Secured Second Lien Debt – 40.0%
Automobile – 0.3%
Autoparts Holding Limited – Term Debt (11.0%, Due 1/2018)(E)	$700	$699	$609
Beverage, Food, and Tobacco – 3.3%
The Mochi Ice Cream Company – Term Debt (11.5%, Due 1/2021)(D)	6,750	6,750	6,649
Cargo Transportation– 6.5%
AG Transportation Holdings, LLC. – Term Debt (13.3%, Due 3/2018)(D)	13,000	13,000	13,000
Diversified/Conglomerate Service – 2.6%
DataPipe, Inc. – Term Debt (9.0%, Due 9/2019)(E)	2,000	1,951	1,965
PSC Industrial Holdings Corp.– Term Debt (9.3%, Due 12/2021)(E)	3,500	3,443	3,273

		5,394	5,238
Diversified/Conglomerate Manufacturing – 8.6%
United Flexible, Inc.– Term Debt (10.5%, 2.0% PIK, Due 2/2022)(D)	17,632	17,632	17,280
Electronics – 1.5%
RP Crown Parent, LLC – Term Debt (11.3%, Due 12/2019)(R)	2,000	1,976	2,000
The Active Network, Inc. – Term Debt (9.5%, Due 11/2021)(E)	1,000	996	980

		2,972	2,980
Finance – 1.5%
SourceHOV, LLC – Term Debt (11.5%, Due 4/2020) (E)	5,000	4,854	3,000
Healthcare, Education, and Childcare – 9.6%
Merlin International, Inc. – Term Debt (11.0%, Due 8/2022)(J)	10,000	10,000	10,000
NetSmart Technologies, Inc.– Term Debt (10.5%, Due 10/2023)(E)	2,000	1,952	1,960
New Trident Holdcorp, Inc.– Term Debt (10.3%, Due 7/2020)(E)	4,000	3,990	3,280
Vitera Healthcare Solutions, LLC – Term Debt (9.3%, Due 11/2021)(E)	4,500	4,479	4,151

		20,421	19,391
Oil and Gas – 6.1%
Francis Drilling Fluids, Ltd. – Term Debt (11.4%, Due 4/2020)(D)	15,000	15,000	8,250
Francis Drilling Fluids, Ltd. – Term Debt (10.8%, Due 4/2020)(D)	7,000	7,000	3,850
W3 Co. – Term Debt (9.3%, Due 9/2020)(E)	499	495	200

		22,495	12,300

Total Secured Second Lien Debt		$94,217	$80,447

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(D)(G)	$3,000	$2,960	$3,012
Preferred Equity – 3.4%
Automobile – 0.1%
Meridian Rack & Pinion, Inc. (T) - Preferred Stock(F)(H)	1,449	$1,449	$255
Buildings and Real Estate – 0.4%
GFRC Holdings, LLC – Preferred Stock(F)(H)	1,000	1,025	754
Diversified/Conglomerate Manufacturing – 2.2%
Alloy Die Casting, Corp.(T) – Preferred Stock(F)(H)	1,742	1,742	—
Behrens Manufacturing, LLC – Preferred Stock(H)(R)	1,253	1,253	4,100
United Flexible, Inc.– Preferred Stock(F)(H)	382	382	428

		3,377	4,528
Leisure, Amusement, Motion Pictures, Entertainment – 0.5%
Flight Fit N Fun LLC – Preferred Stock(F)(H)	700,000	700	969

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(X)(Z)	Principal/ Shares/ Units(K)(Y)	Cost	Fair Value
Oil and Gas – 0.0%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(F)(H)	1,277	976	—
WadeCo. Specialties, Inc. – Preferred Stock(F)(H)	1,000	618	—

		1,594	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Funko Acquisition Holdings, LLC(T) – Preferred Equity Units(H)(F)	260	260	358
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(T) – Preferred Stock(F)(H)(K)	5,503	1,799	—

Total Preferred Equity		$10,204	$6,864

Common Equity – 1.5%
Aerospace and Defense – 0.6%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(H)(L)(S)	80	$1,634	$1,265
Beverage, Food, and Tobacco – 0.3%
The Mochi Ice Cream Company – Common Stock(F)(H)	450	450	172
Triple H Food Processors, LLC – Common Stock(F)(H)	250,000	250	525

		700	697
Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(F)(H)	45.0%	—	—
Cargo Transportation – 0.0%
AG Transportation Holdings, LLC – Member Profit Participation(F)(H)	18.0%	1,000	—
AG Transportation Holdings, LLC – Profit Participation Warrants(F)(H)	7.0%	244	—

		1,244	—
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting, Corp.(T) – Common Stock(F)(H)	270	18	—
United Flexible, Inc. – Common Stock(F)(H)	852	44	36

		62	36
Healthcare, education, and childcare – 0.4%
Edmentum Ultimate Holdings, LLC – Common Stock(F)(H)	21,429	2,637	—
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($2,004 uncalled capital commitment)(H)(M)(S)	3.5%	991	779

		3,628	779
Machinery – 0.0%
Precision International, LLC – Membership Unit Warrant (F)(H)	33.3%	—	—
Oil and Gas – 0.0%
Francis Drilling Fluids, Ltd. – Common Equity Units(F)(H)	1,277	1	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Participation Warrant(J)	1	500	500
Funko Acquisition Holdings, LLC(T) – Common Stock (H)(F)	975	—	—

		500	500

Total Common Equity		$7,769	$3,277

Total Non-Control/Non-Affiliate Investments		$252,625	$227,666

AFFILIATE INVESTMENTS(O) – 36.9%
Secured First Lien Debt – 27.1%
Diversified/Conglomerate Manufacturing – 9.0%
Edge Adhesives Holdings, Inc. (T) – Term Debt (12.5%, Due 2/2019)(D)	$6,200	$6,200	$6,076
Edge Adhesives Holdings, Inc. (T) – Term Debt (13.8%, Due 2/2019)(D)	1,600	1,600	1,576
LWO Acquistions Company LLC – Line of Credit, $0 available (6.7%, 2.0% PIK, Due 3/2018)(D)	2,471	2,471	1,977
LWO Acquisitions Company LLC – Term Debt (9.7%, 2.0% PIK, Due 12/2019)(D)	10,723	10,723	8,578

		20,994	18,207

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(X)(Z)	Principal/ Shares/ Units(K)(Y)	Cost	Fair Value
Healthcare, Education, and Childcare – 17.0%
RBC Acquisition Corp.– Term Debt (8.0%, Due 2/2019)(G)(R)	6,954	6,954	7,219
RBC Acquisition Corp.– Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(G)(R)	4,629	4,629	4,629
RBC Acquisition Corp.– Term Debt (8.0%, 4.0% PIK, Due 12/2016)(C)(G)(R)	13,808	13,808	14,582
RBC Acquisition Corp.– Mortgage Note (Due 12/2017)(Q)(R)	7,704	7,704	7,704

		33,095	34,134
Textiles and Leather – 1.1%
Targus Cayman HoldCo, Ltd. – Term Debt (15.0% PIK, Due 12/2019)(D)(G)	2,285	2,285	2,279

Total Secured First Lien Debt		$56,374	$54,620

Secured Second Lien Debt – 6.8%
Diversified Natural Resources, Precious Metals and Minerals – 6.8%
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(D)	$6,000	$6,000	$5,850
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(D)	8,000	8,000	7,800

		14,000	13,650
Preferred Equity – 1.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (T) – Preferred Stock(F)(H)	2,516	$2,516	$—
Healthcare, Education, and Childcare – 1.6%
RBC Acquisition Corp. – Preferred Stock(H)(K)(R)	4,999	4,999	3,211

Total Preferred Equity		$7,515	$3,211

Common Equity – 1.4%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquistions Company LLC – Common Units(F)(H)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.6%
Lignetics, Inc. – Common Stock(F)(H)	152,603	1,856	1,171
Healthcare, Education, and Childcare – 0.0%
RBC Acquisition Corp. – Common Stock(H)(R)	2,000,000	370	—
Textiles and Leather – 0.8%
Targus Cayman HoldCo, Ltd. – Common Stock(F)(H)	526,141	2,343	1,556

Total Common Equity		$5,490	$2,727

Total Affiliate Investments		$83,379	$74,208

CONTROL INVESTMENTS(P) – 10.1%
Secured First Lien Debt – 5.0%
Machinery – 2.0%
PIC 360, LLC – Term Debt (14.0%, Due 12/2017)(F)	$4,000	$4,000	$4,000
Printing and Publishing – 3.0%
Sunshine Media Holdings – Line of Credit, $672 available (8.0%, Due 5/2018)(F)(G)	1,328	1,328	1,328
Sunshine Media Holdings – Term Debt (8.0%, Due 5/2018)(F)(G)	5,000	5,000	1,388
Sunshine Media Holdings – Term Debt (4.8%, Due 5/2018)(F)(I)	11,948	11,948	3,317
Sunshine Media Holdings – Term Debt (5.5%, Due 5/2018)(C)(F)(I)	10,700	10,700	—

		28,976	6,033

Total Secured First Lien Debt		$32,976	$10,033

Secured Second Lien Debt – 3.1%
Automobile– 3.1%
Defiance Integrated Technologies, Inc. – Term Debt (11.0%, Due 2/2019)(F)	$6,225	$6,225	$6,225

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2016

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(X)(Z)	Principal/ Shares/ Units(K)(Y)	Cost	Fair Value
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock (F)(H)(K)	15,270	$5,275	$—
Common Equity – 2.0%
Automobile– 2.0%
Defiance Integrated Technologies, Inc. – Common Stock(F)(H)	33,321	$580	$3,981
Machinery – 0.0%
PIC 360, LLC – Common Equity Units(F)	750	1	1
Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(F)(H)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(F)(H)	72	—	—

		740	—

Total Common Equity		$1,321	$3,982

Total Control Investments		$45,797	$20,240

TOTAL INVESTMENTS(U) – 160.1%		$381,801	$322,114

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $282.2 million at fair value, are pledged as collateral to our Credit Facility, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2016, two of our investments (FedCap Partners, LLC and Leeds Novamark Capital I, L.P.) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.6% of total investments, at fair value, as of September 30, 2016.
(B)	Percentages represent cash interest rates in effect at September 30, 2016, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 0.53% as of September 30, 2016. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.
(C)	Last out tranche (“LOT”) of secured first lien debt, meaning if the portfolio company is liquidated, the holder of the LOT is generally paid after the other secured first lien debt holders but before all other debt and equity holders.
(D)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(E)	Fair value was based on the indicative bid price on or near September 30, 2016, offered by the respective syndication agent’s trading desk.
(F)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(G)	Debt security has a fixed interest rate.
(H)	Security is non-income producing.
(I)	Debt security is on non-accrual status.
(J)	New investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2016 best represents fair value as of September 30, 2016.
(K)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(L)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(M)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(N)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(O)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(P)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(Q)	Debt security does not have a stated interest rate that is payable thereon.
(R)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(S)	Fair value was based on net asset value provided by the fund as a practical expedient.
(T)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(U)	Cumulative gross unrealized depreciation for federal income tax purposes is $75.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $8.8 million. Cumulative net unrealized depreciation is $66.5 million, based on a tax cost of $388.6 million.
(V)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.85% as of September 30, 2016.
(W)	The cash interest rate on this investment was indexed to the U.S. Prime Rate, which was 3.5% as of September 30, 2016.
(X)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(Y)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Z)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2016.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Consolidated Financial Statements and the accompanying notes in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

As of September 30, 2016, we had unamortized deferred financing costs related to our mandatorily redeemable preferred stock of $1.6 million. These costs have been reclassified from Deferred financing costs, net, to Mandatorily redeemable preferred stock, net. All periods presented have been retrospectively adjusted.

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

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments (where we do not have the ability to effectuate a sale of a portfolio company) using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by SPSE and market quotes.

•	Market Quotes — For our syndicate investments for which a limited market exists, fair value is generally based on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar syndicated investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the net asset value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the above valuation techniques, the Valuation Team may also consider other factors when determining fair values of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; timing of expected loan repayments; and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis, as near-measurement date transaction value is a reasonable indicator of fair value.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2017, two portfolio companies were either fully or partially on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.6 million, or 1.7% of the fair value of all debt investments in our portfolio. At September 30, 2016, two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.9 million, or 1.9% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2017 and 2016, we had six and 12 OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.3 million, $0.1 million and $0.3 million for the years ended September 30, 2017, 2016 and 2015, respectively. The unamortized balance of OID investments as of September 30, 2017 and 2016 totaled $0.4 million. As of September 30, 2017 and 2016, we had six and seven investments which had a PIK interest component, respectively. We recorded PIK interest income of $5.0 million, $2.4 million and $0.7 million for the years ended September 30, 2017, 2016 and 2015, respectively. We collected $2.0 million, $0.1 million, and $0 million of PIK interest in cash for the years ended September 30, 2017, 2016 and 2015, respectively.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale.

Dividend Income Recognition

Dividend income on equity investments is accrued to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the year ended September 30, 2017, we recharacterized $0.2 million of dividend income from our investment in Behrens Manufacturing, LLC (“Behrens”) recorded during our fiscal year ended September 30, 2016 as a return of capital.

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

Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement, as amended. This fee is also accrued at the end of the quarter when the service is performed and generally paid the following quarter.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2014—2016 remain subject to examination by the Internal Revenue Service (“IRS”).

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

Our transfer agent, Computershare, Inc., offers a dividend reinvestment plan for our common stockholders. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. As plan agent, Computershare, Inc. purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stock stockholders.

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

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is primarily around certain disclosures to the financial statements. The adoption of ASU 2014-15 did not have a material impact on our financial position, results of operations or cash flows. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and annual and interim periods thereafter, and we adopted ASU 2014-15 effective September 30, 2017.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. As of September 30, 2017 and 2016, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in FedCap Partners, LLC and Leeds Novamark Capital I, L.P., which were valued using net asset value as a practical expedient. During the years ended September 30, 2017 and 2016, there were no investments transferred into or out of Levels 1, 2 or 3. The following table presents our investments carried at fair value as of September 30, 2017 and 2016, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type, all of which are valued using level 3 inputs:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2017	2016
Non-Control/Non-Affiliate Investments
Secured first lien debt	$147,447	$134,067
Secured second lien debt	129,890	80,446
Unsecured debt	3,324	3,012
Preferred equity	5,735	7,051
Common equity/equivalents	2,068	1,046

Total Non-Control/Non-Affiliate Investments	$288,464	$225,622

Affiliate Investments
Secured first lien debt	$18,821	$54,620
Secured second lien debt	17,294	13,650
Preferred equity	826	3,211
Common equity/equivalents	5,707	2,727

Total Affiliate Investments	$42,648	$74,208

Control Investments
Secured first lien debt	$7,628	$10,034
Secured second lien debt	8,065	6,224
Common equity/equivalents	3,172	3,982

Total Control Investments	$18,865	$20,240

Total Investments at Fair Value Using Level 3 Inputs	$349,977	$320,070

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2017 and 2016. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	As of September 30,				Range / Weighted Average as of September 30,
	2017	2016	Valuation Techniques/ Methodologies	Unobservable Input	2017	2016

Secured first lien debt(A)	$136,272	$141,550	Yield Analysis	Discount Rate	8.0% - 25.0% / 12.5%	8.1% - 18.5% / 12.1%
	37,624	54,630	TEV	EBITDA multiple	3.2x - 10.1x / 8.2x	3.2x – 5.5x / 2.3x
				EBITDA	$1,378 - $9,420 / $6,676	$1,262 - $20,269 / $4,619
				Revenue multiple	0.3x – 0.4x / 0.3x	0.2x – 0.4x / 0.4x
				Revenue	$6,934 - $12,094 / $11,733	$4,696 - $15,083 /$14,139
	—	2,541	Market Quote	IBP	—	64.5% - 64.5% /64.5%
Secured second lien debt(B)	122,165	72,678	Yield Analysis	Discount Rate	10.8% - 23.3% / 14.0%	12.0% - 22.0% / 15.1%
	22,607	21,417	Market Quotes	IBP	84.5% - 101.5% / 97.2%	40.0% - 98.3% / 83.7%
	10,477	6,225	TEV	EBITDA multiple	4.8x – 6.6x /5.4x	4.7x - 4.7x /4.7x
				EBITDA	$3,000 - $73,650 / $26,424	$2,759 - $2,759 / $2,759
Unsecured debt	3,324	3,012	Yield Analysis	Discount Rate	10.0% - 10.0% / 10.0%	9.9% - 9.9% / 9.9%
Preferred and common equity / equivalents (C)	15,604	18,017	TEV	EBITDA multiple	3.2x – 10.1x / 6.1x	3.2x - 7.5x / 5.8x
				EBITDA	$890 - $84,828/ $12,835	$1,132 - $86,041/ $7,714
				Revenue multiple	0.3x – 6.5 x /0.7x	0.4x - 0.4x /0.4x
	1,766	—		Revenue	$2,317 - $503,620/ $128,819	$7,708 - $15,083/ $14,009
				Discount Rate	—	11.7% - 11.7% / 11.7%
	138	—	Market Quotes	IBP	27.9% - 27.9% / 27.9%	—

Total Level 3 Investments, at Fair Value	$349,977	$320,070

(A)	Fair value as of September 30, 2017 includes one new proprietary debt investment totaling $12.0 million, which was valued at cost, using the transaction price as the unobservable input, and one proprietary debt investment totaling $7.8 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of September 30, 2016 includes one new proprietary debt investment and two restructured proprietary debt investments totaling $12.6 million, which were valued at cost, using the transaction price as the unobservable input, and two proprietary debt investments totaling $38.8 million, which were valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of September 30, 2017 includes one proprietary debt investment totaling $3.5 million which was valued at the expected payoff as the unobservable input. Fair value as of September 30, 2016 includes one new proprietary debt investment for $10.0 million which was valued at cost using transaction price as the unobservable input.
(C)	Fair value as of September 30, 2017 includes two new proprietary investments totaling $1.0 million, which were valued at cost, using transaction price as the unobservable input, and one proprietary investment totaling $1.4 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of September 30, 2016 includes one new proprietary investment and one restructured proprietary investment totaling $0.5 million, which were valued at cost, using transaction price as the unobservable input, and two proprietary investments for $7.3 million, which were valued at the expected payoff amount as the unobservable input.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2017	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$7,755	$320,070
Total gains (losses):
Net realized (loss) gain(A)	(4,913)	(217)	—	1,503	152	(3,475)
Net unrealized (depreciation) appreciation(B)	958	548	(51)	1,558	(3,793)	(780)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,099	280	—	(1,059)	370	1,690
New investments, repayments and settlements:(C)
Issuances/originations	45,501	67,115	323	2,145	1,100	116,184
Settlements/repayments	(61,778)	(13,734)	40	—	—	(75,472)
Sales	(86)	217	—	(7,848)	(523)	(8,240)
Transfers	(6,606)	720	—	—	5,886	—

Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2016	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2015	$206,840	$120,303	$—	$24,315	$12,231	$363,689
Total gains (losses):
Net realized (loss) gain(A)	(10,452)	(131)	—	17,820	(21)	7,216
Net unrealized (depreciation) appreciation(B)	478	(8,050)	17	4,276	(6,177)	(9,456)
Reversal of prior period net depreciation (appreciation) on realization(B)	12,014	147	—	(17,173)	(497)	(5,509)
New investments, repayments and settlements:(C)
Issuances/originations	75,675	14,369	144	578	3,571	94,337
Settlements/repayments	(67,186)	(40,317)	5	(1,271)	—	(108,769)
Sales	(1,760)	(43)	—	(18,865)	(770)	(21,438)
Transfers	(16,888)	14,042	2,846	582	(582)	—

Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$7,755	$320,070

(A)	Included in net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of September 30, 2017 and 2016, we held 35 and 32 proprietary investments with an aggregate fair value of $318.6 million and $291.3 million, or 90.4% of the total aggregate portfolio for both periods. The following significant proprietary investment transactions occurred during the year ended September 30, 2017:

•	In November 2016, we completed the sale of substantially all the assets of RBC Acquisition Corp. for net proceeds of $36.3 million, which resulted in a realized loss of $2.3 million. In connection with the sale, we received success fee income of $1.1 million and net receivables of $1.5 million, which are recorded within Other assets, net.

•	In November 2016, we invested $5.2 million in Sea Link International IRB, Inc. through secured second lien debt and equity.

•	In December 2016, we sold our investment in Behrens, which resulted in success fee income of $0.4 million and a realized gain of $2.5 million. In connection with the sale, we received net cash proceeds of $8.2 million, including the repayment of our debt investment of $4.3 million at par.

•	In December 2016, we invested $7.0 million in Vacation Rental Pros Property Management, LLC through secured second lien debt.

•	In February 2017, we invested $10.0 million in Belnick, Inc. through secured second lien debt.

•	In February 2017, we invested $29.0 million in NetFortris Corp. through secured first lien debt.

•	In March 2017, LCR Contractors, LLC paid off at par for net cash proceeds of $8.6 million. In connection with the payoff, we received a prepayment fee of $0.2 million.

•	In April 2017, we invested $22.0 million in HB Capital Resources, Ltd. through secured second lien debt.

•	In May 2017, we invested an additional $4.1 million in an existing portfolio company, Lignetics, Inc., through secured second lien debt and equity, to support an acquisition.

•	In August 2017, we invested $12.5 million in EL Academies, Inc. through secured first lien debt and equity.

•	In August 2017, Drumcree, LLC paid off at par for net cash proceeds of $6.3 million.

•	In September 2017, our investment in Targus Cayman HoldCo, Ltd. was restructured. As part of the transaction, our secured first lien debt investment with a cost basis of approximately $2.6 million was converted to shares of common equity with a cost basis of approximately $2.6 million. There were no changes to our existing common stock investment with a cost basis of approximately $2.3 million.

•	In September 2017, we invested $0.5 million in Frontier Financial Group, Inc. through equity.

Syndicated Investments

As of September 30, 2017 and September 30, 2016, we held 12 and 13 syndicated investments with an aggregate fair value of $33.8 million and $30.8 million, or 9.6% of the total portfolio at fair value for both periods. The following significant syndicated investment transactions occurred during the year ended September 30, 2017:

•	In October 2016, RP Crown Parent, LLC paid off at par for proceeds of $2.0 million.

•	In October 2016, our $3.9 million secured first lien debt investment in Vertellus Specialties, Inc. was restructured. As a result of the restructure, we received a new $1.1 million secured second lien debt investment in Vertellus Holdings LLC and common equity with a cost basis of $3.0 million.

•	In December 2016, Autoparts Holdings Limited paid off at par for net proceeds of $0.7 million.

•	In December 2016, we invested $5.0 million in LDiscovery, LLC through secured second lien debt.

•	In February 2017, Vitera Healthcare Solutions, LLC paid off at par for net proceeds of $4.5 million.

•	In May 2017, we invested $4.0 million in Keystone Acquisition Corp. through secured second lien debt.

•	In June 2017, we invested $3.0 million in Medical Solutions Holdings, Inc. through secured second lien debt.

•	In July 2017, our loan to SourceHOV, LLC was paid off for net proceeds of $4.8 million, resulting in a realized loss of $0.2 million.

•	In August 2017, The Active Network, Inc. paid off at par for net proceeds of $0.5 million.

•	In August 2017, we invested $1.0 million in Neustar, Inc. through secured second lien debt.

Investment Concentrations

As of September 30, 2017, our investment portfolio consisted of investments in 47 portfolio companies located in 22 states in 19 different industries, with an aggregate fair value of $352.4 million. The five largest investments at fair value totaled $110.9 million, or 31.5% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2016 totaling $112.1 million, or 34.8% of our total investment portfolio. As September 30, 2017 and 2016 our average investment by obligor was $8.8 million and $8.5 million at cost, respectively.

The following table outlines our investments by security type at September 30, 2017 and 2016:

	September 30, 2017				September 30, 2016
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$198,942	48.4%	$173,896	49.4%	$227,439	59.6%	$198,721	61.7%
Secured second lien debt	168,247	40.9	155,249	44.1	113,796	29.8	100,320	31.2
Unsecured debt	3,324	0.8	3,324	0.9	2,995	0.8	3,012	0.9

Total debt investments	370,513	90.1	332,469	94.4	344,230	90.2	302,053	93.8

Preferred equity	18,794	4.5	6,561	1.9	22,988	6.0	10,262	3.2
Common equity/equivalents	22,128	5.4	13,343	3.7	14,583	3.8	9,799	3.0

Total equity investments	40,922	9.9	19,904	5.6	37,571	9.8	20,061	6.2

Total Investments	$411,435	100.0%	$352,373	100.0%	$381,801	100.0%	$322,114	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/Conglomerate Service	$80,723	22.9%	$48,898	15.2%
Healthcare, education and childcare	46,288	13.1	70,577	21.9
Diversified/Conglomerate Manufacturing	40,843	11.6	50,106	15.6
Oil and gas	34,712	9.9	31,279	9.7
Telecommunications	31,350	8.9	5,790	1.8
Automobile	20,082	5.7	14,837	4.6
Diversified natural resources, precious metals and minerals	18,949	5.4	14,821	4.6
Beverage, food and tobacco	14,103	4.0	15,022	4.7
Cargo Transportation	13,081	3.7	13,000	4.0
Home and Office Furnishings, Housewares and Durable Consumer Products	10,100	2.9	—	—
Leisure, Amusement, Motion Pictures, Entertainment	9,225	2.6	8,769	2.7
Hotels, Motels, Inns, and Gaming	7,136	2.0	—	—
Personal and non-durable consumer products	7,035	2.0	7,858	2.4
Machinery	5,114	1.4	5,597	1.7
Textiles and leather	4,879	1.4	3,836	1.2
Printing and publishing	3,628	1.0	6,033	1.9
Buildings and real estate	3,004	0.9	11,223	3.5
Broadcast and entertainment	—	—	4,682	1.5
Finance	—	—	3,000	0.9
Electronics	—	—	2,980	0.9
Other, < 2.0%	2,121	0.6	3,806	1.2

Total Investments	$352,373	100.0%	$322,114	100.0%

Our investments at fair value were included in the following U.S. geographic regions at September 30, 2017 and 2016:

	September 30, 2017		September 30, 2016
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$150,727	42.8%	$131,181	40.8%
West	116,302	33.0	57,786	17.9
Midwest	58,915	16.7	100,142	31.1
Northeast	26,429	7.5	33,005	10.2

Total Investments	$352,373	100.0%	$322,114	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2017.

Year Ending September 30,	Amount(A)
2018	$43,413
2019	51,545
2020	87,823
2021	61,056
2022	52,503
Thereafter	79,970

Total contractual repayments	$376,310
Equity investments	40,922
Adjustments to cost basis on debt investments	(5,797)

Investment Portfolio as of September 30, 2017, at Cost:	$411,435

(A)	Subsequent to September 30, 2017, three debt investments with aggregate principal balances maturing during each of the years ending September 30, 2019, September 30, 2020 and September 30, 2022, of $2.0 million, $7.8 million and $3.5 million, respectively, were repaid at par. Additionally, debt investments in one portfolio company with a combined principal balance of $5.7 million, which had maturity dates during the fiscal year ended September 30, 2019, were extended to mature during the fiscal year ending September 30, 2021.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2017 and 2016, we had gross receivables from portfolio companies of $0.5 million and $0.3 million, respectively. The allowance for uncollectible receivables was $44 and $0 at September 30, 2017 and 2016, respectively.

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

We also pay the Adviser a loan servicing fee for its role of servicer pursuant to our Credit Facility (defined in Note 5 – Borrowings). The entire loan servicing fee paid to the Adviser by Business Loan is voluntarily, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser, since Business Loan is a consolidated subsidiary of ours, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement.

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as an executive managing director of the Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2017	2016	2015
Average total assets subject to base management fee(A)	$330,343	$324,800	$355,510
Multiplied by annual base management fee of 1.75% - 2.0%	1.75%	1.75%	2.0 – 1.75%

Base management fee(B)	5,781	5,684	6,888
Portfolio company fee credit	(1,588)	(785)	(1,399)
Syndicated loan fee credit	(221)	(92)	(118)

Net Base Management Fee	$3,972	$4,807	$5,371

Loan servicing fee(B)	4,146	3,890	3,816
Credit to base management fee - loan servicing fee(B)	(4,146)	(3,890)	(3,816)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$4,779	$4,514	$4,083
Incentive fee credit	(2,317)	(1,429)	(1,367)

Net Incentive Fee	$2,462	$3,085	$2,716

Portfolio company fee credit	$(1,588)	$(785)	$(1,399)
Syndicated loan fee credit	(221)	(92)	(118)
Incentive fee credit	(2,317)	(1,429)	(1,367)

Credit to Fees from Adviser - Other(B)	$(4,126)	$(2,306)	$(2,884)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser voluntarily, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million, $0.1 million, and $0.3 million for the years ended September 30, 2017, 2016, and 2015, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2017 and 2016.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2017, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2017.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2017, 2016, and 2015.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower under the Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our Credit Facility (defined in Note 5 – Borrowings). As discussed in the notes to the table above, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% voluntarily, unconditionally and irrevocably credited back to us by the Adviser.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including, but not limited to, our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

Our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of such party, approved the annual renewal of the Administration Agreement through August 31, 2018.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $1.0 million, $0.5 million, and $1.0 million during the years ended September 30, 2017, 2016, and 2015, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	As of September 30,
	2017	2016
Base management fee due to Adviser	$45	$162
Loan servicing fee due to Adviser	242	236
Incentive fee due to Adviser	1,005	824

Total fees due to Adviser	1,292	1,222

Fee due to Administrator	244	282

Total Related Party Fees Due	$1,536	$1,504

In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2017 and 2016, totaled $12 and $10, respectively. In addition, other net co-investment expenses payable to Gladstone Investment Corporation (for reimbursement purposes) totaled $55 and $8 as of September 30, 2017 and September 30, 2016, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2017 and 2016.

Note Receivable from Former Employee

Our employee note receivable was paid in full in May 2015 and all shares of common stock that were held as collateral were released at that time. During the year ended September 30, 2015, we received $0.1 million in principal repayments from the former employee, paying off the note in full, and we recognized interest income from the employee note of $4.

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

On October 9, 2015, August 18, 2016, and August 24, 2017, we entered into Amendments No. 1, 2 and 3 to our Credit Facility, respectively, each of which clarified or modified various constraints on available borrowings.

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	As of September 30,
	2017	2016
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	93,000	71,300
Availability(A)	58,576	31,053

	Year Ended September 30,
	2017	2016	2015
Weighted average borrowings outstanding, at cost	$58,384	$64,055	$92,488
Weighted average interest rate(B)	5.3%	4.5%	4.1%
Commitment (unused) fees incurred	$564	$539	$383

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1,

2015, which equates to $221.8 million as of September 30, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $268.6 million, asset coverage on our “senior securities representing indebtedness” of 388.2%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of September 30, 2017. As of September 30, 2017, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.50% unused fee. As of September 30, 2016, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.25% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of September 30, 2017 and 2016, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2017 and 2016, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2017 and 2016:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2017	2016
Credit Facility	$93,115	$71,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2017	2016
Fair value as of September 30, 2016 and 2015, respectively	$71,300	$127,300
Borrowings	138,700	103,000
Repayments	(117,000)	(159,000)
Net unrealized appreciation (A)	115	—

Fair Value as of September 30, 2017 and 2016, respectively	$93,115	$71,300

(A)	Included in net unrealized appreciation of other on our accompanying Consolidated Statements of Assets and Liabilities for the years ended September 30, 2017 and 2016.

The fair value of the collateral under our Credit Facility totaled approximately $317.4 million and $282.0 million as of September 30, 2017 and 2016, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In September 2017, we completed a public offering of approximately 2.1 million shares of 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized from issuance through September 30, 2024, the mandatory redemption date. The proceeds plus borrowings under our Credit

Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”). In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of September 30, 2017 was 249.6%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

In May 2014, we completed a public offering of approximately 2.4 million shares of Series 2021 Term Preferred Stock, at a public offering price of $25.00 per share. Gross proceeds totaled $61.0 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $58.5 million, a portion of which was used to voluntarily redeem all 1.5 million outstanding shares of our then existing 7.125% Series 2016 Term Preferred Stock, par value $0.001 per share and the remainder was used to repay a portion of outstanding borrowings under our Credit Facility. We incurred $2.5 million in total offering costs related to the issuance of our Series 2021 Term Preferred Stock, which were recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and were amortized over the redemption period ending June 30, 2021. In September 2017, when we voluntarily redeemed all of our outstanding Series 2021 Term Preferred Stock, the remaining unamortized costs were fully written off as part of the realized loss discussed above.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250
	January 10, 2017	January 20, 2017	January 31, 2017	0.1406250
	January 10, 2017	February 16, 2017	February 28, 2017	0.1406250
	January 10, 2017	March 22, 2017	March 31, 2017	0.1406250
	April 11, 2017	April 21, 2017	April 28, 2017	0.1406250
	April 11, 2017	May 19, 2017	May 31, 2017	0.1406250
	April 11, 2017	June 21, 2017	June 30, 2017	0.1406250
	July 11, 2017	July 21, 2017	July 31, 2017	0.1406250
	July 11, 2017	August 21, 2017	August 31, 2017	0.1406250
	July 11, 2017	September 20, 2017	September 29, 2017	0.1406250

Fiscal Year Ended September 30, 2017:				$1.6875000

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.1406250
	October 13, 2015	November 17, 2015	November 30, 2015	0.1406250
	October 13, 2015	December 18, 2015	December 31, 2015	0.1406250
	January 12, 2016	January 22, 2016	February 2, 2016	0.1406250
	January 12, 2016	February 18, 2016	February 29, 2016	0.1406250
	January 12, 2016	March 21, 2016	March 31, 2016	0.1406250
	April 12, 2016	April 22, 2016	May 2, 2016	0.1406250
	April 12, 2016	May 19, 2016	May 31, 2016	0.1406250
	April 12, 2016	June 17, 2016	June 30, 2016	0.1406250
	July 12, 2016	July 22, 2016	August 2, 2016	0.1406250
	July 12, 2016	August 22, 2016	August 31, 2016	0.1406250
	July 12, 2016	September 21, 2016	September 30, 2016	0.1406250

Fiscal Year Ended September 30, 2016:				$1.6875000

The tax character of dividends paid by us to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability at cost, as of September 30, 2017 and 2016. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the years ended September 30, 2017 and 2016, was $4.1 million.

For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of September 30, 2017 was approximately $52.7 million. The fair value, based on the last quoted closing price, for our Series 2021 Term Preferred Stock as of September 30, 2016 was approximately $62.4 million. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

Registration Statement

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 22, 2016, which was declared effective by the SEC on February 6, 2017. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2017, we have the ability to issue up to $224.6 million in securities under the Registration Statement.

Common Stock Offerings

Pursuant to our prior Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million.

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

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the year ended September 30, 2017, we sold 642,818 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.88 per share and raised $6.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $6.1 million. As of September 30, 2017, we had a remaining capacity to sell up to $42.5 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. We did not sell any shares under the Sales Agreements during the year ended September 30, 2016.

Share Repurchases

In January 2016, our Board of Directors authorized a share repurchase program for up to an aggregate of $7.5 million of the Company’s common stock. The program expired on January 31, 2017. During the year ended September 30, 2016, we repurchased 87,200 shares of our common stock at an average share price of $6.53, resulting in aggregate gross purchases of $0.6 million. We did not repurchase any shares during the year ended September 30, 2017.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the years ended September 30, 2017, 2016, and 2015:

	Year Ended September 30,
	2017	2016	2015
Numerator for basic and diluted net increase in net assets resulting from operations per weighted average common share	$17,180	$11,367	$8,484)
Denominator for basic and diluted weighted average common shares	25,495,117	23,200,642	21,066,844

Basic and Diluted Net Increase in Net Assets Resulting from Operations per Weighted Average Common Share	$0.67	$0.49	$0.40

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

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 at the end of each calendar year. For calendar years ended December 31, 2016 and 2015, 100% of distributions to common stockholders during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07
	January 10, 2017	January 20, 2017	January 31, 2017	0.07
	January 10, 2017	February 16, 2017	February 28, 2017	0.07
	January 10, 2017	March 22, 2017	March 31, 2017	0.07
	April 11, 2017	April 21, 2017	April 28, 2017	0.07
	April 11, 2017	May 19, 2017	May 31, 2017	0.07
	April 11, 2017	June 21, 2017	June 30, 2017	0.07
	July 11, 2017	July 21, 2017	July 31, 2017	0.07
	July 11, 2017	August 21, 2017	August 31, 2017	0.07
	July 11, 2017	September 20, 2017	September 29, 2017	0.07

Fiscal Year 2017 Total:				$0.84

2016	October 13, 2015	October 26, 2015	November 4, 2015	$0.07
	October 13, 2015	November 17, 2015	November 30, 2015	0.07
	October 13, 2015	December 18, 2015	December 31, 2015	0.07
	January 12, 2016	January 22, 2016	February 2, 2016	0.07
	January 12, 2016	February 18, 2016	February 29, 2016	0.07
	January 12, 2016	March 21, 2016	March 31, 2016	0.07
	April 12, 2016	April 22, 2016	May 2, 2016	0.07
	April 12, 2016	May 19, 2016	May 31, 2016	0.07
	April 12, 2016	June 17, 2016	June 30, 2016	0.07
	July 12, 2016	July 22, 2016	August 2, 2016	0.07
	July 12, 2016	August 22, 2016	August 31, 2016	0.07
	July 12, 2016	September 21, 2016	September 30, 2016	0.07

Fiscal Year 2016 Total:				$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $21.4 million and $19.5 million for the years ended September 30, 2017 and 2016, and were declared based on estimates of investment company taxable income for the respective fiscal years. For each of the fiscal years ended September 30, 2017, 2016, and 2015, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million, $5.5 million, and $1.7 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2017	2016
Common stock	$26	$23
Capital in excess of par value	348,248	327,678
Cumulative net unrealized depreciation of investments	(59,062)	(59,687)
Cumulative net unrealized appreciation of other	(115)	—
Undistributed Ordinary Income	339	5,521
Capital loss carryforward	(64,350)	(63,259)
Post-October tax loss deferral	—	(2,257)
Other temporary differences	(5,436)	(6,812)

Net Assets	$219,650	$201,207

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2017, we had $26.4 million and $0.9 million of capital loss carryforwards that expire in 2018 and 2019, respectively. Additionally, as of September 30, 2017, we had $37.1 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2017 and 2016, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2017	2016
Undistributed net investment income	$(4,416)	$5,818
Accumulated net realized losses	6,541	(7,754)
Capital in excess of par value	(2,125)	1,936

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income. Because we have distributed more than 90.0% of our investment company taxable income, no income tax provisions have been recorded for the years ended September 30, 2017, 2016, and 2015.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2017, 2016, and 2015.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2017 and 2016, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of September 30, 2017 and 2016.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2017 and 2016 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2017 and 2016, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2017	2016
Unused line of credit commitments	$7,517	$6,397
Delayed draw term loans	10,900	1,300
Uncalled capital commitment	1,367	2,004

Total	$19,784	$9,701

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2017	2016	2015	2014	2013
Per Common Share Data:
Net asset value at beginning of year (A)	$8.62	$9.06	$9.51	$9.81	$8.98
Income from operations(B)
Net investment income	0.84	0.84	0.84	0.87	0.88
Net realized and unrealized (loss) gain on investments	(0.12)	(0.35)	(0.50)	(0.23)	0.49
Net realized and unrealized (loss) gain on other	(0.05)	—	0.06	(0.11)	0.16

Total from operations	0.67	0.49	0.40	0.53	1.53

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.84)	(0.70)	(0.84)	(0.12)	(0.78)
Realized gains	—	(0.14)	—	—	—
Return of capital	—	—	—	(0.72)	(0.06)

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Issuance of common stock	—	—	0.06	—	—
Offering costs for issuance of common stock	(0.04)	(0.05)	(0.01)	—	—
Repurchase of common stock	—	0.02	—	—	—
Repayment of principal on employee notes	—	—	—	—	0.14
Dilutive effect of common stock issuance(D)	(0.02)	(0.05)	(0.06)	—	—

Total capital share transactions	(0.06)	(0.08)	(0.01)	—	0.14

Other, net(B)(E)	0.01	(0.01)	—	0.01	—

Net asset value at end of year(A)	$8.40	$8.62	$9.06	$9.51	$9.81

Per common share market value at beginning of year	$8.13	$8.13	$8.77	$8.73	$8.75
Per common share market value at end of year	9.50	8.13	8.13	8.77	8.73
Total return(F)	27.90%	11.68%	2.40%	9.62%	9.90%
Common stock outstanding at end of year(A)	26,160,684	23,344,422	21,131,622	21,000,160	21,000,160

Statement of Assets and Liabilities Data:
Net assets at end of year	$219,650	$201,207	$191,444	$199,660	$205,992
Average net assets(G)	215,421	193,228	198,864	201,009	189,599
Senior securities Data:
Borrowings under Credit Facility, at cost	$93,000	$71,300	$127,300	$36,700	$46,900
Mandatorily redeemable preferred stock	51,750	61,000	61,000	61,000	38,497
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	8.26	10.16	10.24	9.06	9.37
Ratio of net investment income to average net assets(J)	9.95	10.08	8.90	9.14	9.70

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the fiscal quarter ended December 31, 2015, the dilution was a result of issuing 2.3 million shares of common stock in an overnight offering at a public offering price of $8.55 per share, which was below the then current NAV of $9.06 per share.
(E)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 - Distributions to Common Stockholders.
(G)	Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 9.38%, 10.90%, 10.93%, 9.65%, and 9.91% for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013, respectively.
(J)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.85%, 9.35%, 8.22%, 8.55%, and 9.17% for the fiscal years ended September 30, 2017, 2016, 2015, 2014 and 2013, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2017
	Quarter Ended December 31, 2016	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017

Total investment income	$9,974	$8,793	$9,632	$10,834
Net investment income	5,207	5,359	5,379	5,488
Net increase in net assets resulting from operations	916	4,656	6,163	5,445

Net increase in net assets resulting from operations per weighted average common share (basic and diluted)	$0.04	$0.18	$0.24	$0.21

	Year Ended September 30, 2016
	Quarter Ended December 31, 2015	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016

Total investment income	$10,060	$9,456	$9,844	$9,750
Net investment income	4,759	4,917	4,907	4,905
Net (decrease) increase in net assets resulting from operations	(8,704)	(6,139)	5,516	20,697

Net (decrease) increase in net assets resulting from operations per weighted average common share (basic and diluted)	$(0.38)	$(0.26)	$0.24	$0.89

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We had certain unconsolidated subsidiaries which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2017, 2016, and 2015. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2017 and 2016 and for the years ended September 30, 2017, 2016, and 2015.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2017	2016	Income Statement	2017	2016	2015
Defiance Integrated	Current assets	$6,555	$5,527	Net sales	$25,120	$23,427	$28,345
Technologies, Inc.	Noncurrent assets	14,748	12,460	Gross profit	3,807	3,338	5,049
	Current liabilities	2,563	2,158	Net (loss) income	127	106	(447)
	Noncurrent liabilities	11,831	8,697

GFRC Holdings LLC	Current assets	3,115	3,116	Net sales	6,560	5,206	6,387
	Noncurrent assets	1,237	1,520	Gross profit (loss)	1,487	935	(370)
	Current liabilities	1,381	1,612	Net loss	(200)	(446)	(12,839)
	Noncurrent liabilities	2,211	1,969

Midwest Metal Distribution, Inc.(A)	Current assets	—	—	Net sales	—	—	17,148
	Noncurrent assets	—	—	Gross profit	—	—	1,888
	Current liabilities	—	—	Net loss	—	—	(1,181)
	Noncurrent liabilities	—	—		—	—

Sunshine Media Group, Inc.	Current assets	1,723	2,164	Net sales	11,858	14,514	16,083
	Noncurrent assets	440	1,096	Gross profit	3,880	5,774	7,286
	Current liabilities	9,527	8,460	Net loss	(2,264)	(1,701)	(1,406)
	Noncurrent liabilities	28,976	29,020

(A)	Investment exited in December 2014 and is no longer in our portfolio as of September 30, 2016 and 2015. The financial information presented for the income statement for the year ended September 30, 2015 is from October 1, 2014 through November 30, 2014.

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

NOTE 15. SUBSEQUENT EVENTS

At-the-Market Program

Subsequent to September 30, 2017 and through November 13, 2017, we sold an additional 471,498 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co, at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million.

Distributions

On October 10, 2017, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
October 20, 2017	October 31, 2017	$0.07	$0.141667	(A)
November 20, 2017	November 30, 2017	0.07	0.125
December 19, 2017	December 29, 2017	0.07	0.125

Total for the Quarter		$0.21	$0.391667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

Portfolio and Investment Activity

In October 2017, we sold our investment in Flight Fit N Fun LLC, which had a cost basis and fair value of $8.5 million and $9.2 million, respectively, as of September 30, 2017. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

In October 2017, PSC Industrial Holdings, LLC paid off at par for net proceeds of $3.5 million.

In October 2017, we invested $11.0 million in AVST Parent Holdings, LLC through secured first lien debt.

In November 2017, DataPipe, Inc. paid off at par for net proceeds of $2.0 million.

In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt.

In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt.

In November 2017, we invested $7.5 million in Arc Drilling Holdings, LLC through secured first lien debt and equity.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2017 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Election of Directors” and “Section  16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Executive Compensation” and “Director Compensation for Fiscal Year 2017.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2018 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2018 Proxy Statement under the caption “Principal Accounting Firm Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1.	The following financial statements are filed herewith:

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.7	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.8	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.9	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.10	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.11	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.12	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.75% Series 2021 Term Preferred Stock, incorporated by reference to Exhibit 4.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

4.3	Form of Certificate for 6.00% Series 2024 Term Preferred Stock , incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 8, 2016.

10.8	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated as of August 18, 2016, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 99.2.K.8 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208637), filed October 28, 2016.

10.9	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated August 24, 2017, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K(File No. 814-00237), filed August 29, 2017.

10.10	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.11	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.12	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.13	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.14	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.16	Equity Distribution Agreement between the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Cantor Fitzgerald & Co., dated February 27, 2015, incorporated by reference to Exhibit 2.h.2 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-333-185191), filed February 27, 2015.

10.17	Amendment No. 1 to Equity Distribution Agreement, dated May 22, 2017, by and among the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 2.h.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-208637), filed May 22, 2017.

11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).

12	Statements Re: Computation of Ratios (filed herewith).

14	Code of Ethics and Business Conduct, updated January 28, 2013, incorporated by reference to Exhibit 14 to the Annual Report on Form 10-K (File No. 814-00237), filed November 20, 2013.

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2016, 2015 and 2014 (audited) (filed herewith).

99.2	Financial Statements of Sunshine Media Group, Inc. and Subsidiaries as of and for the year ended December 31, 2016 and 2015 (audited) (filed herewith).

99.3	Financial Statements of Sunshine Media Group, Inc. and Subsidiaries as of and for the years ended December 31, 2014 and 2013 (audited) (filed herewith).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 20, 2017	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 20, 2017	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 20, 2017	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 20, 2017	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: November 20, 2017	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 20, 2017	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 20, 2017	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 20, 2017	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 20, 2017	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 20, 2017	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 20, 2017	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/ Units(K)	Net Realized Gain (Loss) for Period	Amount of Interest, Dividends and Other Income(C)	Value as of September 30, 2016	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2017
AFFILIATE INVESTMENTS – 19.4%
Secured First Lien Debt – 8.6%
Diversified/Conglomerate Manufacturing - 8.6%
Edge Adhesives Holdings, Inc. – Term Debt (12.5%, Due 2/2019)	$6,200	$—	$786	$6,076	$—	$—	$(372)	$5,704
Edge Adhesives Holdings, Inc. – Term Debt (13.8%, Due 2/2019)	1,600	—	223	1,576	—	—	(96)	1,480
LWO Acquistions Company LLC – Line of Credit, $0 available (6.7%, 2.0% PIK, Due 3/2018)	2,748	—	233	1,977	277	(2)	84	2,336
LWO Acquistions Company LLC – Term Debt (9.7%, 2.0% PIK, Due 12/2019)	10,942	—	1,279	8,578	219	(21)	524	9,301

		—	2,521	18,207	496	(23)	140	18,821
Healthcare, Education, and Childcare – 17.0%
RBC Acquisition Corp. – Term Debt (8.0%, Due 2/2019)(G)	—	—	922	14,582	—	(13,808)	(774)	—
RBC Acquisition Corp. – Line of Credit, $0 available (6.0%, 3% PIK, Due 12/2016)(G)	—	—	37	4,629	—	(4,629)	—	—
RBC Acquisition Corp. – Term Debt (8.0%, 4.0% PIK, Due 12/2016)(G)	—	—	342	7,219	—	(6,954)	(265)	—
RBC Acquisition Corp. – Mortgage Note (Due 12/2017)	—	—	75	7,704	—	(7,704)	—	—

			1,376	34,134	—	(33,095)	(1,039)	—

Total Secured First Lien Debt		$—	$3,897	$52,341	$496	$(33,118)	$(899)	$18,821

Secured Second Lien Debt – 7.8%
Diversified Natural Resources, Precious Metals and Minerals – 7.8%
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)	$6,000	$—	$730	$5,850	$—	$—	$148	$5,998
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)	8,000	—	973	7,800	—	—	197	7,997
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)	3,300	—	158	—	3,300	—	(1)	3,299

		—	1,861	13,650	3,300	—	344	17,294
Textiles and Leather – 1.1%
Targus Cayman HoldCo, Ltd. – Term Debt (15.0% PIK, Due 12/2019)(G)	—	—	358	2,279	381	(2,666)	6	—

Total Secured Second Lien Debt		$—	$2,219	$15,929	$3,681	$(2,666)	$350	$17,294

Preferred Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. – Preferred Stock	2,516	$—	$—	$—	$—	$—	$—	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock	40,000	—	—	—	800	—	26	826

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/ Units(K)	Net Realized Gain (Loss) for Period	Amount of Interest, Dividends and Other Income(C)	Value as of September 30, 2016	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2017
Healthcare, Education, and Childcare – 1.6%
RBC Acquisition Corp. – Preferred Stock(G)	—	(2,330)	—	3,211	—	(4,999)	1,788	—

Total Preferred Equity		$(2,330)	$—	$3,211	$800	$(4,999)	$1,814	$826

Common Equity – 2.6%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquistions Company LLC – Common Units	921,000	$—	$—	$—	$—	$—	$—	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Common Stock	152,603	—	—	1,171	—	—	(341)	828
Healthcare, Education, and Childcare – 0.0%
RBC Acquisition Corp. – Common Stock(G)	—	—	—	—	—	(370)	370	—
Textiles and Leather – 2.2%
Targus Cayman HoldCo, Ltd. – Common Stock	3,076,414	—	—	1,556	2,666	—	657	4,879

Total Common Equity		$—	$—	$2,727	$2,666	$(370)	$686	$5,707

TOTAL AFFILIATE INVESTMENTS		$(2,330)	$6,116	$74,208	$7,643	$(41,153)	$1,951	$42,648

CONTROL INVESTMENTS – 8.6%
Secured First Lien Debt – 3.5%
Machinery – 1.8%
PIC 360, LLC – Term Debt (14.0%, Due 12/2017)(J)	$4,000	$—	$568	$4,000	$—	$—	$—	$4,000
Printing and Publishing – 1.7%
Sunshine Media Holdings – Line of Credit, $672 available (8.0%, Due 5/2018)(J)	1,328	—	108	1,328	—	—	—	1,328
Sunshine Media Holdings – Term Debt (8.0%, Due 5/2018)(F)(J)	5,000	(1,475)	236	1,388	—	(1,475)	766	679
Sunshine Media Holdings – Term Debt (4.8%, Due 5/2018)(F)	11,948	(3,525)	—	3,317	—	(3,547)	1,851	1,621
Sunshine Media Holdings – Term Debt (5.5%, Due 5/2018)(F)	10,700	—	—	—	—	—	—	—

		(5,000)	344	6,033	—	(5,022)	2,617	3,628

Total Secured First Lien Debt		$(5,000)	$912	$10,033	$—	$(5,022)	$2,617	$7,628

Secured Second Lien Debt – 3.7%
Automobile– 3.7%
Defiance Integrated Technologies, Inc. – Term Debt (11.0%, Due 2/2019)	$8,065	$—	$715	$6,225	$2,000	$(160)	$—	$8,065

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/ Units(K)	Net Realized Gain (Loss) for Period	Amount of Interest, Dividends and Other Income(C)	Value as of September 30, 2016	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2017
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock	15,270	$—	$—	$—	$—	$—	$—	$—
Common Equity – 1.4%
Automobile– 1.3%
Defiance Integrated Technologies, Inc. – Common Stock	33,321	—	—	3,981	—	—	(1,125)	2,856
Machinery – 0.1%
PIC 360, LLC – Common Equity Units	1	—	—	1	—	—	315	316
Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock	1,867	—	—	—	—	—	—	—
Sunshine Media Holdings – Common Stock Warrants	72	—	—	—	—	—	—	—

Total Common Equity		$—	$—	$3,982	$—	$—	$(810)	$3,172

TOTAL CONTROL INVESTMENTS		$(5,000)	$1,627	$20,240	$2,000	$(5,182)	$1,807	$18,865

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted.
(C)	Represents the total amount of interest, dividends and other income credited to investment income for the portion of the fiscal year an investment was a control or affiliate investment, as appropriate.
(D)	Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities.
(E)	Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities.
(F)	Debt security was on non-accrual status as of (or during the year ended) September 30, 2017, and, therefore, was considered non-income producing for a period of time during the fiscal year ended September 30, 2017.
(G)	Investment was exited during the year ended September 30, 2017.
(H)	Reserved.
(I)	Interest rate percentages represent cash interest rates in effect at September 30, 2017, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 1.23% as of September 30, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.
(J)	Debt security has a fixed interest rate.
(K)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(L)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2017.
**	Information related to the amount of equity in the net profit and loss for the year for the investments listed has not been included in this schedule. This information is not considered to be meaningful due to the complex capital structures of the portfolio companies, with different classes of equity securities outstanding with different preferences in liquidation. These investments are not consolidated, nor are they accounted for under the equity method of accounting.