Form 10-Q
period 2017-12-31
GLADSTONE CAPITAL CORP
filed 2018-02-05
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Fat-the
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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 2, 2018 was 26,632,182.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2017	September 30, 2017
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $357,481 and $318,952, respectively)	$330,297	$290,860
Affiliate investments (Cost of $50,036 and $49,868, respectively)	43,856	42,648
Control investments (Cost of $42,615 and $42,615 respectively)	18,277	18,865
Cash and cash equivalents	4,503	5,012
Restricted cash and cash equivalents	228	258
Interest receivable, net	2,167	1,699
Due from custodian	7,418	3,086
Deferred financing fees	668	853
Other assets, net	2,308	2,579

TOTAL ASSETS	$409,722	$365,860

LIABILITIES
Borrowings, at fair value (Cost of $130,500 and $93,000, respectively)	$130,833	$93,115
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively	49,870	49,849
Accounts payable and accrued expenses	511	522
Interest payable	330	264
Fees due to Adviser(A)	1,291	1,292
Fee due to Administrator(A)	272	244
Other liabilities	898	924

TOTAL LIABILITIES	$184,005	$146,210

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value, 44,560,000 and 44,560,000 shares authorized, respectively, and 26,632,182 and 26,160,684 shares issued and outstanding, respectively	$27	$26
Capital in excess of par value	352,540	348,248
Cumulative net unrealized depreciation of investments	(57,702)	(59,062)
Cumulative net unrealized depreciation of other	(333)	(115)
Over distributed net investment income	(207)	(139)
Accumulated net realized losses	(68,608)	(69,308)

TOTAL NET ASSETS	$225,717	$219,650

NET ASSET VALUE PER COMMON SHARE	$8.48	$8.40

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$7,684	$5,809
Affiliate investments	1,111	1,162
Control investments	687	445
Cash and cash equivalents	12	2

Total interest income (excluding PIK interest income)	9,494	7,418
PIK interest income
Non-Control/Non-Affiliate investments	1,106	997
Affiliate investments	70	218

Total PIK interest income	1,176	1,215
Total interest income	10,670	8,633
Success fee income
Non-Control/Non-Affiliate investments	—	391
Affiliate investments	—	1,142

Total success fee income	—	1,533
Other income	189	(192)

Total investment income	10,859	9,974

EXPENSES
Base management fee(A)	1,676	1,378
Loan servicing fee(A)	1,186	983
Incentive fee(A)	1,373	1,293
Administration fee(A)	272	300
Interest expense on borrowings	1,231	556
Dividend expense on mandatorily redeemable preferred stock	776	1,029
Amortization of deferred financing fees	248	273
Professional fees	255	236
Other general and administrative expenses	292	401

Expenses, before credits from Adviser	7,309	6,449
Credit to base management fee - loan servicing fee(A)	(1,186)	(983)
Credit to fees from Adviser - other(A)	(841)	(699)

Total expenses, net of credits	5,282	4,767

NET INVESTMENT INCOME	5,577	5,207

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	602	3,882
Affiliate investments	—	(2,330)
Control investments	(28)	(5,000)
Other	(133)	—

Total net realized gain (loss)	441	(3,448)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	908	(5,867)
Affiliate investments	1,040	706
Control investments	(588)	4,106
Other	(218)	212

Total net unrealized appreciation (depreciation)	1,142	(843)

Net realized and unrealized gain (loss)	1,583	(4,291)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,160	$916

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21

Net increase in net assets resulting from operations	$0.27	$0.04

Distributions declared and paid per common share	$0.21	$0.21

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	26,522,788	24,778,970

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
OPERATIONS
Net investment income	$5,577	$5,207
Net realized gain (loss) on investments	574	(3,448)
Realized loss on other	(133)	—
Net unrealized appreciation (depreciation) of investments	1,360	(1,055)
Net unrealized (depreciation) appreciation of other	(218)	212

Net increase in net assets resulting from operations	7,160	916

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(5,577)	(5,207)

Net decrease in net assets from distributions	(5,577)	(5,207)

CAPITAL TRANSACTIONS
Issuance of common stock	4,567	17,344
Discounts, commissions and offering costs for issuance of common stock	(83)	(875)

Net increase in net assets resulting from capital transactions	4,484	16,469

NET INCREASE IN NET ASSETS	6,067	12,178
NET ASSETS, BEGINNING OF PERIOD	219,650	201,207

NET ASSETS, END OF PERIOD	$225,717	$213,385

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$7,160	$916
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Purchase of investments	(56,938)	(20,047)
Principal repayments on investments	18,569	42,234
Net proceeds from sale of investments	1,274	8,219
Increase in investments due to paid-in-kind interest or other	(983)	(1,095)
Net change in premiums, discounts and amortization	(45)	54
Net realized (gain) loss on investments	(574)	3,448
Net unrealized (appreciation) depreciation of investments	(1,360)	1,055
Net unrealized appreciation (depreciation) of other	218	(213)
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	30	355
Amortization of deferred financing fees	248	273
(Increase) decrease in interest receivable, net	(468)	380
Increase in due from custodian	(4,332)	(779)
Decrease (increase) in other assets, net	256	(3,495)
Decrease in accounts payable and accrued expenses	(11)	(405)
Increase (decrease) in interest payable	66	(91)
Decrease in fees due to Adviser(A)	(1)	(11)
Increase in fee due to Administrator(A)	28	18
(Decrease) increase in other liabilities	(26)	650

Net cash (used in) provided by operating activities	(36,889)	31,466

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	61,100	24,200
Repayments on borrowings	(23,600)	(67,300)
Deferred financing fees	(42)	—
Proceeds from issuance of common stock	4,567	17,344
Discounts, commissions and offering costs for issuance of common stock	(68)	(875)
Distributions paid to common stockholders	(5,577)	(5,207)

Net cash provided by (used in) financing activities	36,380	(31,838)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(509)	(372)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,012	6,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,503	$5,780

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 146.3%
Secured First Lien Debt – 74.8%
Automobile – 1.5%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.5% Cash, Due 12/2018) (C)	$4,140	$4,140	$3,312

Beverage, Food, and Tobacco – 3.0%
Triple H Food Processors, LLC - Line of Credit, $1,500 available (L + 6.8%, 8.3% Cash, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 9.8% Cash, Due 8/2020)(C)	6,600	6,600	6,666

		6,600	6,666

Buildings and Real Estate – 0.9%
GFRC Holdings, LLC – Line of Credit, $165 available (L + 8.0%, 9.6% Cash, Due 9/2018)(E)	1,035	1,035	1,035
GFRC Holdings, LLC – Term Debt (L + 8.0%, 9.6% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,035	2,035

Diversified/Conglomerate Service – 19.7%
IA Tech, LLC – Term Debt (L + 11.0%, 12.6% Cash, Due 6/2021)(C)	23,000	23,000	23,690
Travel Sentry, Inc. – Term Debt (L + 8.0%, 9.7% Cash, Due 12/2021)(C)(U)	8,902	8,902	9,192
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 10.3% Cash, Due 1/2019)(C)	1,450	1,450	1,431
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 1/2019)(C)(F)	1,600	1,600	1,511
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.3% Cash, Due 1/2019)(C)	9,000	9,000	8,531

		43,952	44,355

Healthcare, education, and childcare – 8.7%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 8.8%, 10.3% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $10,000 available (L + 8.8%, 10.3% Cash, Due 8/2022)(C)	—	—	—
EL Academies, Inc. – Term Debt (L + 8.8%, 10.3% Cash, Due 8/2022)(C)	12,000	12,000	12,030
TWS Acquisition Corporation – Term Debt (L + 8.0%, 9.6% Cash, Due 7/2020)(C)	7,353	7,353	7,537

		19,353	19,567

Machinery – 3.0%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 9.6% Cash, Due 11/2020)(I)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.1% Cash, Due 11/2022)(I)	5,880	5,880	5,880
Precision International, LLC – Term Debt (10.0% PIK, Due 9/2021)(C)(F)	830	830	822

		6,710	6,702

Oil and Gas – 16.9%
Impact! Chemical Technologies, Inc. – Line of Credit, $2,164 available (L + 8.8%, 10.3% Cash, Due 12/2020)(I)	336	336	336
Impact! Chemical Technologies, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 12/2020)(I)	20,000	20,000	20,000
WadeCo Specialties, Inc. – Line of Credit, $2,425 available (L + 7.0%, 8.6% Cash, Due 4/2018)(C)	575	575	580
WadeCo Specialties, Inc. – Term Debt (L + 7.0% 8.6% Cash, Due 3/2019)(C)	10,191	10,191	10,292
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	7,035

		38,102	38,243

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.8%
Canopy Safety Brands, LLC – Line of Credit, $500 available (L + 6.5%, 8.1% Cash, Due 9/2019)(C)	—	—	—
Canopy Safety Brands, LLC – Term Debt (L + 9.5%, 11.1% Cash, Due 9/2021)(C)	6,500	6,500	6,598

		6,500	6,598

Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 8.5% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 18.3%
Applied Voice & Speech Technologies, Inc. – Term Debt (L + 9.3%, 10.8% Cash, Due 10/2022)(I)	11,000	11,000	11,000
B+T Group Acquisition Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2019)(C)	6,000	6,000	5,978
NetFortris Corp. – Term Debt (L + 8.4%, 10.0% Cash, Due 2/2021)(C)	24,000	24,000	24,420

		41,000	41,398

Total Secured First Lien Debt		$168,499	$168,876

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 65.1%
Automobile – 2.2%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,976	$5,031
Beverage, Food, and Tobacco – 3.0%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.1% Cash, Due 1/2021)(C)	6,750	6,750	6,826

Cargo Transportation – 5.9%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,098

Chemicals, Plastics, and Rubber – 0.4%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.6% Cash, Due 10/2021)(C)	1,099	1,099	922

Diversified/Conglomerate Manufacturing – 9.6%
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 4/2021)(C)(H)	5,235	5,235	3,350
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 4/2021)(C)(H)	75	75	48
Alloy Die Casting Co.(S) – Term Debt (Due 4/2021)(C)(P)	390	390	252
United Flexible, Inc. – Term Debt (L + 9.5%, 11.1% Cash, 2.0% PIK, Due 2/2022)(C)	18,085	18,005	18,107

		23,705	21,757

Diversified/Conglomerate Service – 20.5%
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 9.6% Cash, Due 10/2025)(D)	5,000	4,975	5,013
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(F)(I)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(F)(I)	7,500	7,500	7,500
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.9% Cash, Due 5/2025)(D)(U)	4,000	3,924	3,980
LDiscovery, LLC – Term Debt (L + 10.0%, 11.6% Cash, Due 12/2023)(D)	5,000	4,820	4,000
Red Ventures, LLC – Term Debt (L + 8.0%, 9.6% Cash, Due 11/2025)(D)	3,625	3,566	3,625
TapRoot Partners, Inc. – Term Debt (L + 10.3%, 11.8% Cash, Due 10/2022)(C)	22,000	22,000	22,220

		46,785	46,338

Healthcare, education, and childcare – 8.0%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 9.8% Cash, Due 12/2023)(D)	3,000	2,957	2,970
Merlin International, Inc. – Term Debt (L + 10.0%, 11.6% Cash, Due 8/2022)(C)	10,000	10,000	10,225
NetSmart Technologies, Inc. – Term Debt (L + 9.5%, 11.1% Cash, Due 10/2023)(D)	3,660	3,610	3,660
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 11.7% PIK, Due 7/2020)(D)(U)	4,000	4,000	1,191

		20,567	18,046

Home and Office Furnishings, Housewares and Durable Consumer Products – 4.5%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,150

Hotels, Motels, Inns, and Gaming – 3.2%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.6% Cash, 3.0% PIK, Due 6/2023)(C)	7,199	7,199	6,938

Oil and Gas – 7.0%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 11.9% PIK, Due 4/2020)(C)	17,245	17,128	10,766
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3%, 10.8% PIK, Due 4/2020)(C)	7,945	7,891	4,954

		25,019	15,720

Telecommunications – 0.4%
Neustar, Inc. – Term Debt (L + 8.0%, 9.6% Cash, Due 8/2025)(D)	1,000	1,000	1,008

Textiles and Leather – 0.4%
ABG Intermediate Holdings 2 LLC – Term Debt (L + 7.8%, 9.4% Cash, Due 9/2025)(D)(U)	1,000	1,000	1,010

Total Secured Second Lien Debt		$161,100	$146,844

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,352	$3,352	$3,356

Preferred Equity – 1.9%
Automobile – 0.1%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$161

Buildings and Real Estate – 0.3%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	674

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.3%
Alloy Die Casting, Co.(S) – Preferred Stock(E)(G)	2,192	2,192	—
United Flexible, Inc. – Preferred Stock(E)(G)	538	538	631

		2,730	631

Diversified/Conglomerate Service – 0.2%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	500
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—

		500	500

Oil and Gas – 0.8%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)	1,656	1,215	—
WadeCo. Specialties, Inc. – Preferred Stock(E)(G)	1,000	618	2,098

		1,833	2,098

Telecommunications – 0.2%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)(J)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	1,250,000	125	375

		1,924	375

Total Preferred Equity		$9,461	$4,439

Common Equity – 3.0%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,634	$751

Automobile – 0.2%
Sea Link International IRB, Inc. – Common Equity Units(E)(G)	494,902	495	378

Beverage, Food, and Tobacco – 0.2%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	—
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	442

		700	442

Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Cargo Transportation – 0.0%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	—
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	—

		1,244	—

Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,017	527

Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting, Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	—

		166	—

Healthcare, education, and childcare – 1.1%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(E)(G)	500	500	432
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($986 uncalled capital commitment)(G)(L)(R)	3.5%	2,010	2,098

		5,146	2,530

Machinery – 0.7%
Arc Drilling Holdings LLC – Common Stock(I)(G)	16.7%	1,500	1,500
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	41

		1,500	1,541

Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)	1,656	1	—
W3, Co. – Common Equity(D)(G)	435	499	131

		500	131

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	325
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	67,873	166	157

		666	482

Telecommunications – 0.0%
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$15,069	$6,782

Total Non-Control/Non-Affiliate Investments		$357,481	$330,297

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 19.4%
Secured First Lien Debt – 8.9%
Diversified/Conglomerate Manufacturing – 8.9%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2019)(C)	$6,200	$6,200	$5,781
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2019)(C)	1,600	1,600	1,500
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%. 7.1% Cash, 2.0% PIK, Due 12/2019)(C)	2,762	2,761	2,555
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 10.1% Cash, 2.0% PIK, Due 12/2019)(C)	10,998	10,979	10,173

		21,540	20,009

Total Secured First Lien Debt		$21,540	$20,009

Secured Second Lien Debt – 7.4%
Diversified Natural Resources, Precious Metals and Minerals – 7.4%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,820
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,760
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,201

		17,300	16,781

Total Secured Second Lien Debt		$17,300	$16,781

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 12/2019)(C)(P)	$95	$95	$88

Preferred Equity – 0.5%
Diversified/Conglomerate Manufacturing – 0.2%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$385

Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	837

Total Preferred Equity		$3,316	$1,222

Common Equity – 2.6%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—

Diversified Natural Resources, Precious Metals and Minerals – 0.5%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	1,126

Textiles and Leather – 2.1%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	4,630

Total Common Equity		$7,785	$5,756

Total Affiliate Investments		$50,036	$43,856

CONTROL INVESTMENTS(O) – 8.2%
Secured First Lien Debt – 3.3%
Machinery – 1.8%
PIC 360, LLC – Term Debt (14.0%, Due 12/2017)(E)(F)	$4,000	$4,000	$4,000

Printing and Publishing – 1.5%
Sunshine Media Holdings – Line of Credit, $672 available (8.0% Cash, Due 5/2018)(E)(F)	1,328	1,328	1,328
Sunshine Media Holdings – Term Debt (8.0% Cash, Due 5/2018)(E)(F)(H)	5,000	3,525	585
Sunshine Media Holdings – Term Debt (L + 3.8%, 5.3% Cash, Due 5/2018)(E)(H)	11,948	8,401	1,397
Sunshine Media Holdings – Term Debt (L + 4.0%, 5.6% Cash, Due 5/2018)(E)(H)	10,700	10,700	—

		23,954	3,310

Total Secured First Lien Debt		$27,954	$7,310

Secured Second Lien Debt – 3.6%
Automobile – 3.6%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.1% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

DECEMBER 31, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(E)(G)(J)	15,270	$5,275	$—

Common Equity – 1.3%
Automobile – 1.2%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$2,643

Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	1	1	259

Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(E)(G)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(E)(G)	72	—	—

		740	—

Total Common Equity		$1,321	$2,902

Total Control Investments		$42,615	$18,277

TOTAL INVESTMENTS – 173.9%		$450,132	$392,430

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $348.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2017, our investments in FedCap Partners, LLC (“FedCap”), Leeds Novamark Capital I, L.P. (“Leeds”), and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.8% of total investments, at fair value, as of December 31, 2017.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.56% as of December 31, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(D)	Fair value was based on the indicative bid price on or near December 31, 2017, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment valued at cost, as it was determined that the price paid during the quarter ended December 31, 2017 best represents fair value as of December 31, 2017.
(J)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Reserved.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)	Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon the expiration of a lock-up agreement and meeting other requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 1.69% as of December 31, 2017.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 4.50% as of December 31, 2017.
(W)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2017.
(Z)	Investment formerly known as HB Capital Resources, Ltd.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 132.4%
Secured First Lien Debt – 67.2%
Automobile – 1.7%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5% 13.5% Cash, Due 12/2018) (C)	$4,140	$4,140	$3,643

Beverage, Food, and Tobacco – 3.2%
Triple H Food Processors, LLC - Line of Credit, $1,500 available (L + 6.8%, 8.0% Cash, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 9.5% Cash, Due 8/2020)(C)	6,800	6,800	6,928

		6,800	6,928

Buildings and Real Estate – 1.0%
GFRC Holdings, LLC – Line of Credit, $20 available (L + 8.0%, 9.2% Cash, Due 9/2018)(E)	1,180	1,180	1,180
GFRC Holdings, LLC – Term Debt (L + 8.0%, 9.2% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,180	2,180

Diversified/Conglomerate Service – 20.1%
IA Tech, LLC – Term Debt (L + 11.0%, 12.2% Cash, Due 6/2021)(C)	23,000	23,000	23,633
Travel Sentry, Inc. – Term Debt (L + 9.0%, 10.3% Cash, Due 12/2021)(C)(U)	8,902	8,902	9,170
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 10.0% Cash, Due 1/2019)(C)	1,450	1,450	1,420
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 1/2019)(C)(F)	1,600	1,600	1,485
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.0% Cash, Due 1/2019)(C)	9,000	9,000	8,390

		43,952	44,098

Diversified/Conglomerate Manufacturing – 1.6%
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 10/2018)(C)(H)	5,235	5,235	3,272
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 10/2018)(C)(H)	75	75	47
Alloy Die Casting Co.(S) – Term Debt (Due 10/2018)(C)(P)	390	390	246

		5,700	3,565

Healthcare, education, and childcare – 9.8%
EL Academies, Inc. – Line of Credit (L + 9.5%, 10.7% Cash, Due 8/2020)(I)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan (L + 9.5%, 10.7% Cash, Due 8/2022)(I)	—	—	—
EL Academies, Inc. – Term Debt (L + 9.5%, 10.7% Cash, Due 8/2022)(I)	12,000	12,000	12,000
TWS Acquisition Corporation – Term Debt (L + 8.0%, 9.2% Cash, Due 7/2020)(C)	9,432	9,432	9,609

		21,432	21,609

Leisure, Amusement, Motion Pictures, Entertainment – 3.6%
Flight Fit N Fun LLC – Term Debt (L + 14.0%, 15.2% Cash, Due 9/2020)(Q)(Y)	7,800	7,800	7,800

Machinery – 0.4%
Precision International, LLC – Term Debt (10.0% PIK, Due 9/2021)(C)(F)	808	808	798

Oil and Gas – 9.2%
WadeCo Specialties, Inc. – Line of Credit, $425 available (L + 7.0%, 8.2% Cash, Due 4/2018)(E)	2,575	2,575	2,575
WadeCo Specialties, Inc. – Term Debt (L + 7.0%, 8.2% Cash, Due 3/2019)(E)	10,441	10,427	10,440
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(E)	7,000	7,000	7,000

		20,002	20,015

Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.0%
Canopy Safety Brands, LLC – Line of Credit, $500 available (L + 6.5%, 7.7% Cash, Due 9/2019)(C)	—	—	—
Canopy Safety Brands, LLC – Term Debt (L + 9.5%, 10.7% Cash, Due 9/2021)(C)	6,600	6,600	6,616

		6,600	6,616

Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 8.0% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 13.6%
B+T Group Acquisition Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2019)(C)	6,000	6,000	5,955
NetFortris Corp. – Line of Credit, $2,000 available (L + 8.4%, 9.6% Cash, Due 11/2017)(C)	—	—	—
NetFortris Corp. – Term Debt (L + 8.4%, 9.6% Cash, Due 2/2021)(C)	24,000	24,000	24,240

		30,000	30,195

Total Secured First Lien Debt		$149,521	$147,447

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 59.1%
Automobile – 2.2%
Sea Link International IRB, Inc. – Term Debt (11.3%, Due 11/2021)(C)(F)	$5,000	$4,975	$5,025

Beverage, Food, and Tobacco – 3.1%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 11.7% Cash, Due 1/2021)(C)	6,750	6,750	6,809

Cargo Transportation– 6.0%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020) (C)	13,000	13,000	13,081

Chemicals, Plastics, and Rubber – 0.4%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.2% Cash, Due 10/2021)(D)	1,099	1,099	929

Diversified/Conglomerate Service – 16.4%
DataPipe, Inc. – Term Debt (L + 8.0%, 9.2% Cash, Due 9/2019)(D)(Y)	2,000	1,966	2,005
HB Capital Resources, Ltd. – Term Debt (L + 10.3%, 11.5% Cash, Due 10/2022)(C)	22,000	22,000	22,110
Keystone Acquisition Corp.– Term Debt (L + 9.3%, 10.5% Cash, Due 5/2025)(D)	4,000	3,922	3,960
LDiscovery, LLC – Term Debt (L + 10.0%, 11.2% Cash, Due 12/2023)(D)	5,000	4,815	4,550
PSC Industrial Holdings Corp.– Term Debt (L + 8.3%, 9.5% Cash, Due 12/2021)(Q)(Y)	3,500	3,452	3,500

		36,155	36,125

Diversified/Conglomerate Manufacturing – 8.2%
United Flexible, Inc.– Term Debt (L + 9.5%, 10.7% Cash, 2.0% PIK, Due 2/2022)(C)	17,993	17,909	17,903

Healthcare, education, and childcare – 8.8%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 9.5% Cash, Due 12/2023)(D)	3,000	2,956	2,970
Merlin International, Inc. – Term Debt (L + 10.0%, 11.2% Cash, Due 8/2022)(C)	10,000	10,000	10,150
NetSmart Technologies, Inc.– Term Debt (L + 9.5%, 10.7% Cash, Due 10/2023)(D)	3,660	3,609	3,678
New Trident Holdcorp, Inc.– Term Debt (L + 9.5%, 10.7% Cash, Due 7/2020)(D)	4,000	4,000	2,412

		20,565	19,210

Home and Office Furnishings, Housewares and Durable Consumer Products – 4.6%
Belnick, Inc. – Term Debt (11.0%, Due 8/2023)(C)(F)	10,000	10,000	10,100

Hotels, Motels, Inns, and Gaming – 3.2%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.2% Cash, 3.0% PIK, Due 6/2023)(C)	7,145	7,145	7,136

Oil and Gas – 5.7%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 11.9% PIK, Due 4/2020)(C)	16,739	16,611	8,626
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3% 10.8% PIK, Due 4/2020)(C)	7,733	7,673	3,931

		24,284	12,557
Telecommunications – 0.5%
Neustar, Inc. – Term Debt (L + 8.0%, 9.2% Cash, Due 8/2025)(D)	1,000	1,000	1,015

Total Secured Second Lien Debt		$142,882	$129,890

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,324	$3,324	$3,324

Preferred Equity – 2.6%
Automobile – 0.1%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$133

Buildings and Real Estate – 0.3%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	824

Diversified/Conglomerate Service – 0.2%
Frontier Financial Group Inc. – Preferred Stock(I)(G)	766	500	500
Frontier Financial Group Inc. – Preferred Stock Warrant(I)(G)	168	—	—

		500	500

Diversified/Conglomerate Manufacturing – 0.3%
Alloy Die Casting, Co.(S) – Preferred Stock(E)(G)	2,192	2,192	—
United Flexible, Inc.– Preferred Stock(E)(G)	538	538	554

		2,730	554

Leisure, Amusement, Motion Pictures, Entertainment – 0.6%
Flight Fit N Fun LLC – Preferred Stock(G)(Q)(Y)	700,000	700	1,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Oil and Gas – 0.9%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)	1,656	1,215	—
WadeCo. Specialties, Inc. – Preferred Stock(E)(G)	1,000	618	2,000

		1,833	2,000

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(S) – Preferred Equity Units(E)(G)	260	167	159

Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)(J)	5,503	1,799	140

Total Preferred Equity		$10,203	$5,735

Common Equity – 2.0%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,634	$751

Automobile– 0.2%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	362

Beverage, Food, and Tobacco – 0.2%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	—
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	366

		700	366

Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Cargo Transportation – 0.0%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	—
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	—

		1,244	—

Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	442

Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting, Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	—

		166	—

Healthcare, education, and childcare – 0.9%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(G)(I)	500	500	500
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($1,581 uncalled capital commitment)(G)(L)(R)	3.5%	1,628	1,645

		4,764	2,145

Machinery – 0.0%
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	—

Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)	1,656	1	—
W3, Co. – Common Equity(D)(G)	435	499	139

		500	139

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	259
Funko Acquisition Holdings, LLC(S) – Common Stock(E)(G)	975	—	—

		500	259

Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$13,022	$4,464

Total Non-Control/Non-Affiliate Investments		$318,952	$290,860

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 19.4%
Secured First Lien Debt – 8.6%
Diversified/Conglomerate Manufacturing – 8.6%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2019)(C)	$6,200	$6,200	$5,704
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2019)(C)	1,600	1,600	1,480
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%, 6.7% Cash, 2.0% PIK, Due 3/2018)(C)	2,748	2,746	2,336
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 9.7% Cash, 2.0% PIK, Due 12/2019)(C)	10,942	10,921	9,301

		21,467	18,821

Total Secured First Lien Debt		$21,467	$18,821

Secured Second Lien Debt – 7.8%
Diversified Natural Resources, Precious Metals and Minerals – 7.8%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 2/2021)(C)	$6,000	$6,000	$5,998
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 2/2021)(C)	8,000	8,000	7,997
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 2/2021)(C)	3,300	3,300	3,299

		17,300	17,294

Total Secured Second Lien Debt		$17,300	$17,294

Preferred Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$—

Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	826

Total Preferred Equity		$3,316	$826

Common Equity – 2.6%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—

Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	828

Textiles and Leather – 2.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	4,879

Total Common Equity		$7,785	$5,707

Total Affiliate Investments		$49,868	$42,648

CONTROL INVESTMENTS(O) – 8.6%
Secured First Lien Debt – 3.5%
Machinery – 1.8%
PIC 360, LLC – Term Debt (14.0%, Due 12/2017)(E)(F)	$4,000	$4,000	$4,000

Printing and Publishing – 1.7%
Sunshine Media Holdings – Line of Credit, $672 available (8.0% Cash, Due 5/2018)(E)(F)	1,328	1,328	1,328
Sunshine Media Holdings – Term Debt (8.0% Cash, Due 5/2018)(E)(F)(H)	5,000	3,525	679
Sunshine Media Holdings – Term Debt (L + 3.8%, 5.0% Cash, Due 5/2018)(E)(H)	11,948	8,401	1,621
Sunshine Media Holdings – Term Debt (L + 4.0%, 5.5% Cash, Due 5/2018)(E)(H)	10,700	10,700	—

		23,954	3,628

Total Secured First Lien Debt		$27,954	$7,628

Secured Second Lien Debt – 3.7%
Automobile – 3.7%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 2/2019)(E)	$8,065	$8,065	$8,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(E)(G)(J)	15,270	$5,275	$—

Common Equity – 1.4%
Automobile– 1.3%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$2,856

Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	1	1	316

Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(E)(G)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(E)(G)	72	—	—

		740	—

Total Common Equity		$1,321	$3,172

Total Control Investments		$42,615	$18,865

TOTAL INVESTMENTS(T) – 160.4%		$411,435	$352,373

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $317.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, our investments in FedCap and Leeds are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.7% of total investments, at fair value, as of September 30, 2017.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.23% as of September 30, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard & Poor’s Securities Evaluations, Inc. (“SPSE”).
(D)	Fair value was based on the indicative bid price on or near September 30, 2017, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2017 best represents fair value as of September 30, 2017.
(J)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)	Cumulative gross unrealized depreciation for federal income tax purposes is $71.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $7.5 million. Cumulative net unrealized depreciation is $64.3 million, based on a tax cost of $416.6 million.
(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 1.33% as of September 30, 2017.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 4.25% as of September 30, 2017.
(W)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Investment was exited subsequent to September 30, 2017. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.
(Z)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2017.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS..

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2017

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our line of credit. The financial statements of Business Loan are consolidated with ours. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 12 –Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), a Delaware corporation and an SEC registered investment adviser and an affiliate of ours, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), a Delaware limited liability company, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4—Related Party Transactions for additional information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2017, are not necessarily indicative of results that ultimately may be achieved for the fiscal year. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on November 20, 2017.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying notes. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities or total net assets, or Statement of Changes in Net Assets and Statement of Cash Flows classifications.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy, which has been approved by our Board of Directors (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, our Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from our chief valuation officer, who reports directly to our Board of Directors (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors, comprised entirely of independent directors, meets to review the valuation recommendations and supporting materials presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and our chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors and, after discussion, the Board of Directors ultimately approves the value of our portfolio of investments in accordance with the Policy.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2017, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Corp., were on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 6.8% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.4 million, or 1.5% of the fair value of all debt investments in our portfolio. At September 30, 2017, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Corp., were on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.6 million, or 1.7% of the fair value of all debt investments in our portfolio.

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

As of each of December 31, 2017 and September 30, 2017, we had six OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million and $20 for the three months ended December 31, 2017 and 2016, respectively. The unamortized balance of OID investments as of December 31, 2017 and September 30, 2017 totaled $0.4 million. As of December 31, 2017 and September 30, 2017, we had seven and six investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.2 million for each of the three months ended December 31, 2017, and 2016. We collected $0 and $1.0 million of PIK interest in cash for the three months ended December 31, 2017 and 2016, respectively.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale.

Dividend Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration. During the year ended September 30, 2017, we recharacterized $0.2 million of dividend income from our investment in Behrens Manufacturing, LLC recorded during our fiscal year ended September 30, 2016 as a return of capital.

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. See Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

Related Party Fees

In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender (our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

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

In March 2016, the FASB issued Accounting Standards Update 2016-06, “Contingent Put and Call Options in Debt Instruments” (“ASU 2016-06”), which clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related. The adoption of ASU 2016-06 did not have a material impact on our financial position, results of operations or cash flows. ASU 2016-06 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, and we adopted ASU 2016-06 effective October 1, 2017.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Amendments to the Consolidation Analysis” (“ASU 2015-02”), which amends or supersedes the scope and consolidation guidance under existing GAAP. The adoption of ASU 2015-02 did not have a material impact on our financial position, results of operations or cash flows. ASU 2015-02 is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those years, and we adopted ASU 2015-02 effective April 1, 2016. In October 2016, the FASB issued Accounting Standards Update 2016-17, “Interests Held through Related Parties That Are under Common Control” (“ASU 2016-17”), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. The adoption of ASU 2016-17 did not have a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, and we adopted ASU 2015-02 effective October 1, 2017.

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

As of December 31, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs and our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient. As of September 30, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2 and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2017, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 due to convertibility of our investment into shares of Funko, Inc. During the three months ended December 31, 2016, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of December 31, 2017 and September 30, 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2017:
Secured first lien debt	$196,195		$—	$—		$196,195
Secured second lien debt	171,690		—	—		171,690
Unsecured debt	3,444		—	—		3,444
Preferred equity	5,661		—	—		5,661
Common equity/equivalents	12,591	(B)	—	157	(A)	12,434

Total Investments at December 31, 2017	$389,581		$—	$157		$389,424

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Secured first lien debt	$173,896		$—	$—		$173,896
Secured second lien debt	155,249		—	—		155,249
Unsecured debt	3,324		—	—		3,324
Preferred equity	6,561		—	—		6,561
Common equity/equivalents	13,343	(B)	—	—		13,343

Total Investments at September 30, 2017	$352,373		$—	$—		$352,373

(A)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expires in May 2018, and other restrictions.
(B)	Excludes our investments in FedCap and Leeds with fair values of $0.8 million and $2.1 million, respectively, as of December 31, 2017 and fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017. FedCap and Leeds were valued using net asset value as a practical expedient.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2017 and September 30, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2017		September 30, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$168,876		$147,447
Secured second lien debt	146,844		129,890
Unsecured debt	3,356		3,324
Preferred equity	4,439		5,735
Common equity/equivalents	3,776	(A)	2,068	(B)

Total Non-Control/Non-Affiliate Investments	$327,291		$288,464

Affiliate Investments
Secured first lien debt	$20,009		$18,821
Secured second lien debt	16,781		17,294
Unsecured debt	88		—
Preferred equity	1,222		826
Common equity/equivalents	5,756		5,707

Total Affiliate Investments	$43,856		$42,648

Control Investments
Secured first lien debt	$7,310		$7,628
Secured second lien debt	8,065		8,065
Common equity/equivalents	2,902		3,172

Total Control Investments	$18,277		$18,865

Total Investments at Fair Value Using Level 3 Inputs	$389,424		$349,977

(A)	Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.8 million, $2.1 million, and $0.2 million, respectively, as of December 31, 2017. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs.
(B)	Excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2017 and September 30, 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2017	September 30, 2017	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2017	September 30, 2017
Secured first lien debt(A)	$186,850	$136,272	Yield Analysis	Discount Rate	7.6% - 22.9% /11.6%	8.0% - 25.0% / 12.5%
	9,345	37,624	TEV	EBITDA multiple	3.1x – 3.1x /3.1x	3.2x – 10.1x / 8.2x
				EBITDA	$1,408 - $1,408 / $1,408	$1,378 - $9,420 / $6,676
				Revenue multiple	0.3x – 0.4x / 0.3x	0.3x – 0.4x / 0.3x
				Revenue	$6,219 - $11,035 /$10,719	$6,934 - $12,094 / $11,733
Secured second lien debt(B)	137,168	122,165	Yield Analysis	Discount Rate	10.7% - 23.9% /14.4%	10.8% - 23.3% /14.0%
	25,266	22,607	Market Quote	IBP	80.0% - 101.0% / 96.1%	84.5% - 101.5% /97.2%
	9,256	10,477	TEV	EBITDA multiple	4.6x – 6.4x /5.2x	4.8x – 6.6x /5.4x
				EBITDA	$3,004 - $70,276 / $25,308	$3,000 - $73,650 / $26,424
Unsecured debt	3,444	3,324	Yield Analysis	Discount Rate	10.0% - 13.9% /10.1%	10.0% - 10.0% /10.0%

Preferred and common equity / equivalents(C)(D)	17,964	17,370	TEV	EBITDA multiple	3.1x – 9.7x / 6.0x	3.2x – 10.1x / 6.1x
				EBITDA	$301 -$30,531 /$12,270	$890 -$84,828/ $12,835
				Revenue multiple	0.3x – 1.7x / 0.5x	0.3x – 6.5 x /0.7x
				Revenue	$6,219 -$513,299 /$130,351	$2,317 -$503,620/ $128,819
	131	138	Market Quotes	IBP	26.2% - 26.2% /26.2%	27.9% - 27.9% /27.9%

Total Level 3 Investments, at Fair Value	$389,424	$349,977

(A)	Fair value as of December 31, 2017 includes three new proprietary debt investments totaling $37.2 million, which were valued at cost, using the transaction price as the unobservable input. Fair value as of September 30, 2017 includes one new proprietary debt investment totaling $12.0 million, which was valued at cost, using the transaction price as the unobservable input, and one proprietary debt investment totaling $7.8 million, which was valued at the expected payoff amount as the unobservable input.
(B)	Fair value as of December 31, 2017 includes one new proprietary debt investment totaling $7.5 million, which was valued at cost, using the transaction price as the unobservable input. Fair value as of September 30, 2017 includes one proprietary debt investment totaling $3.5 million which was valued at the expected payoff as the unobservable input.
(C)	Fair value as of December 31, 2017 includes one new proprietary investment totaling $1.5 million, which was valued at cost, using transaction price as the unobservable input. Fair value as of September 30, 2017 includes two new proprietary investments totaling $1.0 million, which were valued at cost, using transaction price as the unobservable input, and one proprietary investment totaling $1.4 million, which was valued at the expected payoff amount as the unobservable input.
(D)	Fair value as of December 31, 2017 excludes our investments in FedCap, Leeds and Funko with fair values of $0.8 million, $2.1 million, and $0.2 million, respectively, as of December 31, 2017. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of December 31, 2017. Fair value as of September 30, 2017 excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2017 and 2016 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2017	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	602	(28)	574
Net unrealized appreciation (depreciation)(B)	1,115	445	(3)	558	(12)	2,103
Reversal of prior period net (appreciation) depreciation on realization(B)	—	(87)	—	(725)	—	(812)
New investments, repayments and settlements: (C)
Issuances/originations	37,426	18,365	123	125	1,500	57,539
Settlements/repayments	(12,677)	(5,847)	—	—	—	(18,524)
Net proceeds from sales	—	—	—	(1,301)	27	(1,274)
Transfers	(3,565)	3,565	—	(159)	—	(159)

Fair Value as of December 31, 2017	$196,195	$171,690	$3,444	$5,661	$12,434	$389,424

Three months ended December 31, 2016	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$7,755	$320,070
Total gains (losses):
Net realized (loss) gain(A)	(4,899)	25	—	1,426	—	(3,448)
Net unrealized appreciation (depreciation)(B)	2,656	(3,220)	1	1,116	(3,246)	(2,693)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,210	66	—	(1,059)	370	1,587
New investments, repayments and settlements: (C)
Issuances/originations	548	19,358	75	394	344	20,719
Settlements/repayments	(38,865)	(3,426)	3	—	—	(42,288)
Net proceeds from sales	(101)	(25)	—	(7,724)	(370)	(8,220)
Transfers	(3,940)	923	—	—	3,017	—

Fair Value as of December 31, 2016	$156,330	$114,021	$3,091	$4,415	$7,870	$285,727

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of December 31, 2017 and September 30, 2017, we held 38 and 35 proprietary investments with an aggregate fair value of $356.4 million and $318.6 million, or 90.8% and 90.4% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2017:

•	In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings, LLC through secured first lien debt and equity.

•	In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

Syndicated Investments

As of December 31, 2017 and September 30, 2017, we held 13 and 12 syndicated investments with an aggregate fair value of $36.0 million and $33.8 million, or 9.2% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the three months ended December 31, 2017:

•	In October 2017, PSC Industrial Holdings, LLC paid off at par for net proceeds of $3.5 million.

•	In November 2017, DataPipe, Inc. paid off at par for net proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt.

Investment Concentrations

As of December 31, 2017, our investment portfolio consisted of investments in 51 portfolio companies located in 24 states in 18 different industries, with an aggregate fair value of $392.4 million. The five largest investments at fair value totaled $111.0 million, or 28.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2017 totaling $110.9 million, or 31.5% of our total investment portfolio. As of December 31, 2017 and September 30, 2017 our average investment by obligor was $8.8 million at cost.

The following table outlines our investments by security type at December 31, 2017 and September 30, 2017:

	December 31, 2017				September 30, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$217,993	48.4%	$196,195	50.0%	$198,942	48.4%	$173,896	49.4%
Secured second lien debt	186,465	41.4	171,690	43.7	168,247	40.9	155,249	44.1
Unsecured debt	3,447	0.8	3,444	0.9	3,324	0.8	3,324	0.9

Total debt investments	407,905	90.6	371,329	94.6	370,513	90.1	332,469	94.4

Preferred equity	18,052	4.0	5,661	1.5	18,794	4.5	6,561	1.9
Common equity/equivalents	24,175	5.4	15,440	3.9	22,128	5.4	13,343	3.7

Total equity investments	42,227	9.4	21,101	5.4	40,922	9.9	19,904	5.6

Total Investments	$450,132	100.0%	$392,430	100.0%	$411,435	100.0%	$352,373	100.0%

Our investments at fair value consisted of the following industry classifications at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$91,193	23.2%	$80,723	22.9%
Oil and gas	56,192	14.3	34,712	9.9
Healthcare, education and childcare	43,499	11.1	46,288	13.1
Diversified/Conglomerate Manufacturing	42,870	10.9	40,843	11.6
Telecommunications	42,781	10.9	31,350	8.9
Automobile	19,590	5.0	20,082	5.7
Diversified natural resources, precious metals and minerals	18,744	4.8	18,949	5.4
Beverage, food and tobacco	13,934	3.6	14,103	4.0
Cargo Transportation	13,098	3.3	13,081	3.7
Machinery	12,502	3.2	5,114	1.4
Home and Office Furnishings, Housewares and Durable Consumer Products	10,150	2.6	10,100	2.9
Personal and non-durable consumer products	7,080	1.8	7,035	2.0
Hotels, Motels, Inns, and Gaming	6,938	1.8	7,136	2.0
Textiles and leather	5,640	1.4	4,879	1.4
Printing and publishing	3,310	0.8	3,628	1.0
Leisure, Amusement, Motion Pictures, Entertainment	—	—	9,225	2.6
Other, < 2.0%	4,909	1.3	5,125	1.5

Total Investments	$392,430	100.0%	$352,373	100.0%

Our investments at fair value were included in the following U.S. geographic regions at December 31, 2017 and September 30, 2017:

	December 31, 2017		September 30, 2017
Geographic Region	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$163,988	41.8%	$150,727	42.8%
West	128,806	32.8	116,302	33.0
Midwest	66,481	17.0	58,915	16.7
Northeast	33,155	8.4	26,429	7.5

Total Investments	$392,430	100.0%	$352,373	100.0%

The geographic region indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2017:

		Amount(A)
For the remaining nine months ending September 30:	2018	$33,643
For the fiscal years ending March 31:	2019	53,920
	2020	82,103
	2021	81,813
	2022	45,022
	Thereafter	117,154

	Total contractual repayments	$413,655
	Adjustments to cost basis of debt investments	(5,750)
	Investments in equity securities	42,227

	Investments held as of December 31, 2017 at Cost:	$450,132

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2017 and September 30, 2017, we had gross receivables from portfolio companies of $0.4 million and $0.5 million, respectively. The allowance for uncollectible receivables was $32 and $44 at December 31, 2017 and September 30, 2017, respectively.

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

We also pay the Adviser a loan servicing fee for its role of servicer pursuant to our Credit Facility. The entire loan servicing fee paid to the Adviser by Business Loan is non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser, since Business Loan is a consolidated subsidiary of ours, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2017	2016
Average total assets subject to base management fee(A)	$383,086	$315,000
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,676	$1,378
Portfolio company fee credit	(664)	(649)
Senior syndicated loan fee credit	(92)	(13)

Net Base Management Fee	$920	$716

Loan servicing fee(B)	1,186	983
Credit to base management fee - loan servicing fee(B)	(1,186)	(983)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,373	1,293
Incentive fee credit	(85)	(37)

Net Incentive Fee	$1,288	$1,256

Portfolio company fee credit	(664)	(649)
Senior syndicated loan fee credit	(92)	(13)
Incentive fee credit	(85)	(37)

Credits to Fees From Adviser - other(B)	$(841)	$(699)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $8 and $28 for the three months ended December 31, 2017 and 2016, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three months ended December 31, 2017 and 2016.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2017, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid from our inception through December 31, 2017.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2017 and 2016.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower under the Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our Credit Facility. As discussed in the notes to the table above, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.5 million and $0.1 million during the three months ended December 31, 2017 and 2016, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2017	September 30, 2017
Base management fee due (from) to Adviser	$(267)	$45
Loan servicing fee due to Adviser	270	242
Incentive fee due to Adviser	1,288	1,005

Total fees due to Adviser	1,291	1,292

Fee due to Administrator	272	244

Total Related Party Fees Due	$1,563	$1,536

In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2017 and September 30, 2017, totaled $16 and $12, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $24 and $55 as of December 31, 2017 and September 30, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other assets, net and other liabilities, as appropriate, on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2017 and September 30, 2017.

NOTE 5. BORROWINGS

Revolving Credit Facility

On May 1, 2015, we, through Business Loan, entered into our Credit Facility with KeyBank, which increased the commitment amount from $137.0 million to $140.0 million, extended the revolving period end date by three years to January 19, 2019, decreased the marginal interest rate added to 30-day LIBOR from 3.75% to 3.25% per annum, set the unused commitment fee at 0.50% on all undrawn amounts, expanded the scope of eligible collateral, and amended certain other terms and conditions. If our Credit Facility is not renewed or extended by January 19, 2019, all principal and interest will be due and payable on or before April 19, 2020 (fifteen months after the revolving period end date). Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $250.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.1 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 19, 2019.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	December 31, 2017	September 30, 2017
Commitment amount	$170,000	$170,000
Borrowings outstanding, at cost	130,500	93,000
Availability(A)	28,940	58,576

	For the Three Months Ended December 31,
	2017	2016
Weighted average borrowings outstanding, at cost	$98,228	$39,278
Weighted average interest rate(B)	5.0%	5.7%
Commitment (unused) fees incurred	$92	$166

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $224.1 million as of December 31, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $274.9 million, asset coverage on our “senior securities representing indebtedness” of 310.4%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 35 obligors in our Credit Facility’s borrowing base as of December 31, 2017. As of December 31, 2017, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.00% per annum, plus a 0.50% unused fee. As of September 30, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of December 31, 2017 and September 30, 2017, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2017 and September 30, 2017, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2017 and 2016:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2017	September 30, 2017
Credit Facility	$130,833	$93,115

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2017	2016
Fair value as of September 30, 2017 and 2016, respectively	$93,115	$71,300
Borrowings	61,100	24,200
Repayments	(23,600)	(67,300)
Net unrealized appreciation (depreciation)(A)	218	(213)

Fair Value as of December 31, 2017 and 2016, respectively	$130,833	$27,987

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016.

The fair value of the collateral under our Credit Facility totaled approximately $348.8 million and $317.4 million as of December 31, 2017 and September 30, 2017, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In September 2017, we completed a public offering of approximately 2.1 million shares of 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized from issuance through September 30, 2024, the mandatory redemption date. The proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”). In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million during the three months ended September 30, 2017, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions on such share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, and (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of December 31, 2017 was 222.4%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

We paid the following monthly distributions on our Series 2024 Term Preferred Stock for the three months ended December 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2024 Term Preferred Share(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125

		Three Months Ended December 31, 2017:		$0.391667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the three months ended December 31, 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250

		Three Months Ended December 31, 2016:		$0.4218750

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar years ended December 31, 2017 and 2016 was 100% from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability at cost, as of December 31, 2017 and September 30, 2017. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. Aggregate preferred stockholder dividends declared and paid on our Series 2024 Term Preferred Stock for the three months ended December 31, 2017 was $0.8 million. Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the three months ended December 31, 2016 was $1.0 million.

For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of December 31, 2017 was approximately $53.5 million. The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of September 30, 2017 was approximately $52.7 million. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2017, we have the ability to issue up to $220.0 million in securities under the Registration Statement.

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

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the three months ended December 31, 2017, we sold 471,498 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million. As of December 31, 2017, we had a remaining capacity to sell up to $37.9 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. We did not sell any shares under the Sales Agreements during the three months ended December 31, 2016.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$7,160	$916
Denominator for basic and diluted weighted average common shares	26,522,788	24,778,970

Basic and diluted net increase in net assets resulting from operations per common share	$0.27	$0.04

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of the fiscal year earnings. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 at the end of each calendar year. For calendar years ended December 31, 2017 and 2016, 100% of distributions to common stockholders during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2017 and 2016:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07

		Three Months Ended December 31, 2017:		$0.21

2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07

		Three Months Ended December 31, 2016:		$0.21

Aggregate distributions declared and paid to our common stockholders were approximately $5.6 million and $5.2 million for the three months ended December 31, 2017 and 2016, respectively, and were declared based on estimates of investment company taxable income for the respective fiscal years. For the fiscal year ended September 30, 2017, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2018 as having been paid in the respective prior year.

For the three months ended December 31, 2017 and the fiscal year ended September 30, 2017, we recorded the following adjustments for book-tax differences to reflect tax character.

	Three Months Ended December 31, 2017	Year Ended September 30, 2017
Over distributed net investment income	$(68)	$(4,416)
Accumulated net realized losses	260	6,541
Capital in excess of par value	(192)	(2,125)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2017 and September 30, 2017, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of December 31, 2017 and September 30, 2017.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2017 and September 30, 2017 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2017 and September 30, 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31,	September 30,
	2017	2017
Unused line of credit commitments	$10,426	$7,517
Delayed draw term loans	12,900	10,900
Uncalled capital commitment	986	1,367

Total	$24,312	$19,784

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2017	2016
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.40	$8.62

Income from operations(B)
Net investment income(B)	0.21	0.21
Net realized and unrealized gain (loss) on investments	0.07	(0.18)
Net realized and unrealized (loss) gain on other	(0.01)	0.01

Total from operations	0.27	0.04

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.21)	(0.21)

Total distributions	(0.21)	(0.21)

Capital share transactions(B)
Offering costs for issuance of common stock	—	(0.04)
Anti-dilutive (dilutive) effect of common stock issuance(D)	0.02	(0.06)

Total capital share transactions	0.02	(0.10)

Other, net(B)(E)	—	0.01

Net asset value at end of year(A)	$8.48	$8.36

Per common share market value at beginning of period	$9.50	$8.13
Per common share market value at end of period	9.21	9.39
Total return(F)	(0.91)%	18.40%
Common stock outstanding at end of year(A)	26,632,182	25,517,866

Statement of Assets and Liabilities Data:
Net assets at end of year	$225,717	$213,385
Average net assets(G)	225,202	214,052
Senior securities Data:
Borrowings under Credit Facility, at cost	$130,500	$28,200
Mandatorily redeemable preferred stock	51,750	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	9.38	8.91
Ratio of net investment income to average net assets(J)	9.90	9.73

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three months ended December 31, 2017, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share. During the three months ended December 31, 2016, the dilution was a result of issuing common shares during the period at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.
(G)	Computed using the average of the balance of net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 9.53% and 8.98% for the quarters ended December 31, 2017 and 2016.
(J)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.76% and 9.66% for the quarters ended December 31, 2017 and 2016.

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

We had three unconsolidated subsidiaries, Defiance Integrated Technologies, Inc., PIC 360, LLC and Sunshine Media Holdings, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended December 31, 2017 and 2016. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the three months ended December 31, 2017 and 2016 for our unconsolidated significant subsidiaries.

	Three Months Ended December 31,
Income Statement	2017	2016
Net sales	$8,822	$8,648
Gross profit	1,877	2,172
Net loss	40	(702)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

Distributions and Dividends

In January 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
January 22, 2018	January 31, 2018	$0.07	$0.125
February 16, 2018	February 28, 2018	0.07	0.125
March 20, 2018	March 30, 2018	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation, our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a RIC and as business development company; and (9) those factors described herein, including Item 1A. “Risk Factors” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 20, 2017. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2017, our investment portfolio was made up of approximately 90.6% debt investments and 9.4% equity investments, at cost.

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

Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee.

Business

Portfolio and Investment Activity

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the one-month LIBOR) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

During the three months ended December 31, 2017, we invested $56.3 million in seven new portfolio companies and extended $1.6 million of investments to existing portfolio companies. In addition, during the three months ended December 31, 2017, we exited three portfolio companies through sales and early payoffs. We received a total of $19.8 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the three months ended December 31, 2017. This activity resulted in a net increase in our overall portfolio by four portfolio companies to 51 and a net increase of $38.7 million in our portfolio at cost since September 30, 2017. From our initial public offering in August 2001 through December 31, 2017, we have made 481 different loans to, or investments in, 224 companies for a total of approximately $1.7 billion, before giving effect to principal repayments on investments and divestitures.

During the three months ended December 31, 2017, the following significant transactions occurred:

•	In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In October 2017, PSC Industrial Holdings, LLC paid off at par for net proceeds of $3.5 million.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings, LLC through secured first lien debt and equity.

•	In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt.

•	In November 2017, DataPipe, Inc. paid off at par for net proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

Refer to Note 13—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for portfolio activity occurring subsequent to December 31, 2017.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2019, and currently have a total commitment amount of $170.0 million. Additionally, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million in September 2017, inclusive of the overallotment and approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment. Additionally, during the three months ended December 31, 2017, we sold 471,498 shares of our common stock under our at-the-market program at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions could affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below NAV per common share, as it has often done in previous years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. We are not requesting that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at the Company’s 2018 Annual Meeting of Stockholders to be held on February 8, 2018. Should we decide to issue shares of common stock at a price below NAV in the future, we will seek the requisite approval of our stockholders at such time.

On February 2, 2018, the closing market price of our common stock was $9.09 a 7.2% premium to our December 31, 2017 NAV per share of $8.48.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 200% on our “senior securities representing indebtedness” and our “senior securities that are stock.” As of December 31, 2017, our asset coverage on our “senior securities representing indebtedness” was 310.4% and our asset coverage on our “senior securities that are stock” was 222.4%.

Recent Developments

Portfolio and Investment Activity

In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

Distributions

On January 9, 2018, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
January 22, 2018	January 31, 2018	$0.07	$0.125
February 16, 2018	February 28, 2018	0.07	0.125
March 20, 2018	March 30, 2018	0.07	0.125

	Total for the Quarter	$0.21	$0.375

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2017, to the Three Months Ended December 31, 2016

	Three Months Ended December 31,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$10,670	$8,633	$2,037	23.6%
Other income	189	1,341	(1,152)	(85.9)

Total investment income	10,859	9,974	885	8.9

EXPENSES
Base management fee	1,676	1,378	298	21.6
Loan servicing fee	1,186	983	203	20.7
Incentive fee	1,373	1,293	80	6.2
Administration fee	272	300	(28)	(9.3)
Interest expense on borrowings	1,231	556	675	121.4
Dividend expense on mandatorily redeemable preferred stock	776	1,029	(253)	(24.6)
Amortization of deferred financing fees	248	273	(25)	(9.2)
Other expenses	547	637	(90)	(14.1)

Expenses, before credits from Adviser	7,309	6,449	860	13.3
Credit to base management fee – loan servicing fee	(1,186)	(983)	(203)	(20.7)
Credits to fees from Adviser - other	(841)	(699)	(142)	(20.3)

Total expenses, net of credits	5,282	4,767	515	10.8

NET INVESTMENT INCOME	5,577	5,207	370	7.1

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	441	(3,448)	3,889	112.8
Net unrealized appreciation (depreciation) of investments	1,360	(1,055)	2,415	228.9
Net unrealized (appreciation) depreciation of other	(218)	212	(430)	(202.8)

Net gain (loss) from investments and other	1,583	(4,291)	5,874	136.9%

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$7,160	$916	$6,244	681.7%

NM = Not Meaningful

Investment Income

Interest income increased by 23.6% for the three months ended December 31, 2017, as compared to the prior year. This increase was due primarily to an increase in the weighted average yield on and an increase in the weighted average principal balance of our interest bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.0% for the three months ended December 31, 2017, compared to 11.3% for the three months ended December 31, 2016, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended December 31, 2017, was $353.4 million, compared to $298.8 million for the prior year, an increase of $54.6 million, or 18.3%.

As of December 31, 2017, two portfolio companies, Sunshine Media Holdings (“Sunshine”) and Alloy Die Casting Co. were either fully or partially on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 6.8% of the cost basis of all debt investments in our portfolio. As of December 31, 2016, one portfolio company, Sunshine, was partially on non-accrual status, with an aggregate debt cost basis of approximately $19.1 million, or 6.1% of the cost basis of all debt investments in our portfolio.

Other income decreased by 85.9% during the three months ended December 31, 2017, as compared to the prior year. This decrease was primarily due to a $1.5 million decrease in success fees recognized period over period. For the three months ended December 31, 2017, other income consisted primarily of prepayment fees received. For the three months ended December 31, 2016, other income consisted primarily of success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of December 31, 2017		Three Months Ended December 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,795	6.3%	$663	6.1%
IA Tech, LLC	23,690	6.0	722	6.7
TapRoot Partners, Inc.	22,220	5.7	649	6.0
Impact! Chemical Technologies, Inc. (A)	20,336	5.2	45	0.4
WadeCo Specialties, Inc.	20,005	5.1	500	4.6

Subtotal—five largest investments	111,046	28.3	2,579	23.8
Other portfolio companies	281,384	71.7	8,268	76.2

Total Investment Portfolio	$392,430	100.0%	$10,847	100.0%

(A)	New investment during applicable period.

	As of December 31, 2016		Three Months Ended December 31, 2016
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC	$23,345	8.1%	$705	7.1%
WadeCo Specialties, Inc.	18,443	6.4	477	4.8
United Flexible, Inc.	18,196	6.3	568	5.7
Lignetics, Inc.	13,809	4.8	429	4.3
AG Transportation Holdings, LLC	13,130	4.6	440	4.4

Subtotal—five largest investments	86,923	30.2	2,619	26.3
Other portfolio companies	201,323	69.8	7,351	73.7

Total Investment Portfolio	$288,246	100.0%	$9,970	100.0%

Expenses

Expenses, net of credits from the Adviser, increased by 10.8% for the three months ended December 31, 2017 as compared to the prior year. This increase was primarily due to a $0.7 million increase in interest expense and a $0.2 million increase in our net base management and incentive fees to the Advisor, partially offset by a $0.3 million decrease in dividend expense on mandatorily redeemable preferred stock.

Interest expense increased by 121.4% during the three months ended December 31, 2017, as compared to the prior year, due to an increase in the weighted average balance outstanding on our Credit Facility. The weighted average balance outstanding during the three months ended December 31, 2017, was $98.2 million, as compared to $39.3 million in the prior year period, an increase of 149.9%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.0% during the three months ended December 31, 2017, compared to 5.7% during the prior year period. The decrease in effective interest rate was driven primarily by the decrease in unused commitment fees paid in the current year period due to the greater weighted average balance outstanding on our Credit Facility.

Net base management fee earned by the Adviser increased by $0.2 million, or 12.0%, during the three months ended December 31, 2017, as compared to the prior year period, resulting from an increase in total assets year over year.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended December 31, 2017 and 2016, which credits totaled $0.1 million and $37, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2017	2016
Average total assets subject to base management fee(A)	$383,086	$315,000
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,676	$1,378
Portfolio company fee credit	(664)	(649)
Senior syndicated loan fee credit	(92)	(13)

Net Base Management Fee	$920	$716

Loan servicing fee(B)	1,186	983
Credit to base management fee - loan servicing fee(B)	(1,186)	(983)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,373	1,293
Incentive fee credit	(85)	(37)

Net Incentive Fee	$1,288	$1,256

Portfolio company fee credit	(664)	(649)
Senior syndicated loan fee credit	(92)	(13)
Incentive fee credit	(85)	(37)

Credits to Fees From Adviser - other(B)	$(841)	$(699)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Dividend expense on mandatorily redeemable preferred stock decreased by $0.3 million, or 24.6%, due to the redemption of all of our $61.0 million 6.75% Series 2021 Term Preferred Stock and the issuance of $51.8 million 6.00% Series 2024 Term Preferred Stock in September 2017.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended December 31, 2017, we recorded a net realized gain on investments of $0.6 million, which resulted primarily from the sale of our investment in Flight Fit N Fun LLC in October 2017 for a $0.6 million realized gain.

For the three months ended December 31, 2016, we recorded a net realized loss on investments of $3.4 million, which resulted primarily from the sale of substantially all the assets of RBC Acquisition Corp (“RBC”) for a $2.3 million realized loss and the write-off of $5.0 million of our investment in Sunshine, partially offset by the sale of Behrens Manufacturing, LLC (“Behrens”) for a $2.5 million realized gain and a $1.3 million realized gain related to an additional earn-out from Funko, LLC, which was exited in the prior year.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2017, we recorded net unrealized appreciation of investments in the aggregate amount of $1.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2017, were as follows:

	Three Months Ended December 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Francis Drilling Fluids, Ltd.	$—	$2,429	$—	$2,429
LWO Acquisitions Company LLC	—	1,012	—	1,012
Edge Adhesives Holdings, Inc.	—	482	—	482
NetFortris Corp.	—	430	—	430
WadeCo Specialties, Inc.	—	227	—	227
United Flexible, Inc.	—	186	—	186
Vision Government Solutions, Inc.	—	178	—	178
Canopy Safety Brands, LLC	—	147	—	147
TapRoot Partners, Inc.	—	110	—	110
Alloy Die Casting, Co.	—	86	—	86
Flight Fit N Fun LLC	582	—	(725)	(143)
Lignetics, Inc.	—	(206)	—	(206)
Defiance Integrated Technologies, Inc.	—	(212)	—	(212)
Targus Cayman HoldCo, Ltd.	—	(249)	—	(249)
Vacation Rental Pros	—	(252)	—	(252)
Meridian Rack & Pinion, Inc.	—	(303)	—	(303)
Sunshine Media Holdings	—	(318)	—	(318)
L Discovery	—	(555)	—	(555)
New Trident Holdcorp, Inc.	—	(1,221)	—	(1,221)
Other, net (<$250)	(8)	201	(87)	106

Total:	$574	$2,172	$(812)	$1,934

The primary driver of net unrealized appreciation for the three months ended December 31, 2017 was improvement in the financial and operational performance of certain portfolio companies, most notably Francis Drilling Fluids, Ltd. (“FDF”) of $2.4 million and LWO Acquisitions Company LLC of $1.0 million. This appreciation was partially offset by the decline in the financial and operational performance of New Trident Holdcorp, Inc. of $1.2 million.

During the three months ended December 31, 2016, we recorded net unrealized depreciation of investments in the aggregate amount of $1.1 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2016, were as follows:

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

The primary driver of net unrealized depreciation for the three months ended December 31, 2016 was a decline in the financial and operational performance of certain portfolio companies, most notably FDF of $3.8 million, Lignetics, Inc. of $1.0 million, the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off and the reversal of previously recorded unrealized appreciation on our investment in Behrens upon exit. This depreciation was partially offset by the reversal of previously recorded unrealized depreciation on RBC upon exit and an additional earn-out receivable earned and included in the realized gain on the sale of Funko, LLC.

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended December 31, 2017, we recorded $0.2 million of unrealized appreciation on our Credit Facility at fair value. During the three months ended December 31, 2016, we recorded $0.2 million of unrealized depreciation on our Credit Facility at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash used in operating activities for the three months ended December 31, 2017 was $36.9 million as compared to net cash provided by operating activities of $31.5 million for the three months ended December 31, 2016. The change was primarily due to an increase in purchases of investments and a decrease in principal repayments on investments and net proceeds from sale of investments period over period. Purchases of investments were $56.9 million during the three months ended December 31, 2017 compared to $19.8 million during the three months ended December 31, 2016. Repayments and net proceeds from sales were $19.8 million during the three months ended December 31, 2017 compared to $50.5 million during the three months ended December 31, 2016.

As of December 31, 2017, we had loans to, syndicated participations in or equity investments in 51 private companies, with an aggregate cost basis of approximately $450.1 million. As of December 31, 2016, we had loans to, syndicated participations in or equity investments in 44 private companies, with an aggregate cost basis of approximately $349.0 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2017 and 2016:

	Three Months Ended December 31,
	2017	2016
Beginning investment portfolio, at fair value	$352,373	$322,114
New investments	56,336	17,240
Disbursements to existing portfolio companies	602	2,807
Scheduled principal repayments on investments	(2,529)	(1,683)
Unscheduled principal repayments on investments	(16,040)	(40,551)
Net proceeds from sale of investments	(1,274)	(8,219)
Net unrealized appreciation (depreciation) of investments	2,172	(2,642)
Reversal of prior period (appreciation) depreciation of investments on realization	(812)	1,587
Net realized gain (loss) on investments or other	574	(3,448)
Increase in investments due to PIK(A)	983	1,095
Net change in premiums, discounts and amortization	45	(54)

Investment Portfolio, at Fair Value	$392,430	$288,246

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2017:

		Amount(A)
For the remaining nine months ending September 30:	2018	$33,643
For the fiscal years ending March 31:	2019	53,920
	2020	82,103
	2021	81,813
	2022	45,022
	Thereafter	117,154

	Total contractual repayments	$413,655
	Adjustments to cost basis of debt investments	(5,750)
	Investments in equity securities	42,227

	Investments held as of December 31, 2017 at Cost:	$450,132

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2017 was $36.4 million, which consisted primarily of $37.5 million in net borrowings on our Credit Facility and $5.6 million in distributions to common stockholders, partially offset by $4.5 million in proceeds from the issuance of common stock, net of underwriting costs.

Net cash used in financing activities for the three months ended December 31, 2016 was $31.8 million, which consisted primarily of $43.1 million in net repayments on our Credit Facility and $5.2 million in distributions to common stockholders, partially offset by $16.4 million in proceeds from the issuance of common stock, net of underwriting costs.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the three months ended December 31, 2017 and 2016, which totaled an aggregate of $5.6 million and $5.2 million, respectively. In January 2018, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February, and March 2018. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2018.

For the year ended September 30, 2017, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2017 as having been paid in the respective prior year.

The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2018 will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

Preferred Stock Dividends

In October 2017, our Board of Directors declared a combined dividend for the pro-rated period from and including the issuance date, September 27, 2017, to and including September 30, 2017 and the full month of October 2017, which totaled $0.141667 per share, to the holders of our Series 2024 Term Preferred Stock and monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of November and December 2017. These distributions totaled an aggregate of $0.8 million. Our Board of Directors declared and we paid monthly cash dividends of $0.140625 per share to holders of our Series 2021 Term Preferred Stock for each month during the three months ended December 31, 2016, which totaled an aggregate of $1.0 million. In January 2018, our Board of Directors declared monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of January, February, and March 2018.

In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Equity

Registration Statement

We filed Post-Effective Amendment No. 2 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2017, we have the ability to issue up to $220.0 million in securities under the Registration Statement.

Common Stock

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement remained unchanged. During the three months ended December 31, 2017, we sold 471,498 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million. As of December 31, 2017, we had a remaining capacity to sell up to $37.9 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. We did not sell any shares under the Sales Agreements during the three months ended December 31, 2016.

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

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 9, 2017. We are not requesting that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at the Company’s 2018 Annual Meeting of Stockholders to be held on February 8, 2018.

On February 2, 2018, the closing market price of our common stock was $9.09 a 7.2% premium to our December 31, 2017 NAV per share of $8.48.

Term Preferred Stock

Pursuant to our Registration Statement, in September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period from issuance through September 30, 2024, the mandatory redemption date. The proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share. In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

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

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2017, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

Our Credit Facility contains covenants that require Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions), and restrict material changes to our credit and collection policies without the lenders’ consents. Our Credit Facility generally limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. Business Loan is also subject to certain limitations on the type of loan investments it can apply as collateral towards the borrowing base to receive additional borrowing availability under our Credit Facility, including restrictions on geographic concentrations, sector concentrations, loan size, payment frequency and status, average life, portfolio company leverage and lien property. Our Credit Facility further requires Business Loan to comply with other financial and operational covenants, which obligate Business Loan to, among other things, maintain certain financial ratios, including asset and interest coverage and a minimum number of 25 obligors required in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $224.1 million as of December 31, 2017, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2017, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $274.9 million, asset coverage on our “senior securities representing indebtedness” of 310.4% and an active status as a BDC and RIC. In addition, we had 35 obligors in our Credit Facility’s borrowing base as of December 31, 2017. As of December 31, 2017, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of December 31, 2017 and September 30, 2017, we had off-balance sheet success fee receivables on our accruing debt investments of $5.6 million and $4.6 million (or approximately $0.21 per common share and $0.18 per common share), respectively, that would be owed to us based on our current portfolio if fully paid off. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2017 and September 30, 2017 to be immaterial. The following table shows our contractual obligations as of December 31, 2017, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$130,500	$—	$—	$130,500
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Interest expense on debt obligations(C)	7,258	11,506	6,210	3,105	28,079

Total	$7,258	$142,006	$6,210	$54,855	$210,329

(A)	Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $24.3 million, at cost, as of December 31, 2017.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2017. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all proprietary loans in our portfolio at December 31, 2017 and September 30, 2017, representing approximately 91.6% and 91.9% of the principal balance of all debt investments in our portfolio at the end of each period:

	As of December 31,	As of September 30,
Rating	2017	2017
Highest	9.0	9.0
Average	5.8	5.7
Weighted Average	6.0	5.8
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at December 31, 2017 and September 30, 2017, representing approximately 7.3% and 6.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of December 31,	As of September 30,
Rating	2017	2017
Highest	6.0	6.0
Average	3.8	4.4
Weighted Average	4.2	4.6
Lowest	1.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at December 31, 2017 and September 30, 2017, representing approximately 1.1% and 1.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of December 31,	As of September 30,
Rating	2017	2017
Highest	3.0	3.0
Average	2.5	3.0
Weighted Average	2.3	3.0
Lowest	2.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of December 31, 2017, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	90.6%
Fixed rates	9.4
Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2017 from that disclosed in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2017 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The recently enacted legislation informally titled the Tax Cuts and Jobs Act and other legislative, regulatory and administrative developments may adversely affect the Company or its stockholders.

On December 22, 2017, President Trump signed into law P.L. 115-97, informally titled the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes major changes to the Code, including a number of provisions of the Code that affect the taxation of RICs and their stockholders. Certain provisions of the Tax Act that may impact us and our stockholders include:

•	temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate will be reduced from 39.6% to 37% (through taxable years ending in 2025);

•	reducing the maximum corporate income tax rate from 35% to 21%;

•	permitting a deduction for certain pass-through business income, which generally will allow individuals, trusts, and estates to deduct up to 20% of such amounts, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025);

•	limiting the deduction for net operating losses to 80% of taxable income (prior to the application of the dividends paid deduction);

•	amending the limitation on the deduction of net interest expense for all businesses, other than certain electing businesses; and

•	eliminating the corporate alternative minimum tax.

The individual and collective impact of these provisions and other provisions of the Tax Act on the Company and its stockholders is uncertain, and may not become evident for some period of time. In addition, other legislative, regulatory or administrative changes may be enacted or promulgated, either prospectively or with retroactive effect, and may adversely affect the Company or its stockholders. The Company’s stockholders should consult their individual tax advisors regarding the implications of the Tax Act and other potential legislative, regulatory or administrative changes on their investment in GLAD’s securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, including Appendix A thereto, incorporated by reference to Exhibit 3.3 to Form 8-A (File No. 001-35332), filed May 15, 2014.

3.4	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, 6.75% Series 2021, incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q (File No. 811-000000), filed July 30, 2014.

3.5	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.6	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.7	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.8	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.9	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.10	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.11	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.12	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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
Date: February 5, 2018