Form 10-Q
period 2018-03-31
GLADSTONE CAPITAL CORP
filed 2018-05-02
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization) Fat-the	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100 MCLEAN, VIRGINIA	22102
(Address of principal executive office)	(Zip Code)

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 1, 2018 was 26,897,761.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2018	September 30, 2017
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $360,816 and $318,952, respectively)	$336,235	$290,860
Affiliate investments (Cost of $54,125 and $49,868, respectively)	49,570	42,648
Control investments (Cost of $41,865 and $42,615 respectively)	16,333	18,865
Cash and cash equivalents	1,819	5,012
Restricted cash and cash equivalents	186	258
Interest receivable, net	2,207	1,699
Due from custodian	3,300	3,086
Deferred financing fees	1,699	853
Other assets, net	656	2,579

TOTAL ASSETS	$412,005	$365,860

LIABILITIES
Borrowings, at fair value (Cost of $127,800 and $93,000, respectively)	$127,800	$93,115
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively	49,938	49,849
Accounts payable and accrued expenses	307	522
Interest payable	386	264
Fees due to Adviser(A)	1,007	1,292
Fee due to Administrator(A)	312	244
Other liabilities	530	924

TOTAL LIABILITIES	$180,280	$146,210

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value, 44,560,000 and 44,560,000 shares authorized, respectively, and 26,897,761 and 26,160,684 shares issued and outstanding, respectively	$27	$26
Capital in excess of par value	354,779	348,248
Cumulative net unrealized depreciation of investments	(54,668)	(59,062)
Cumulative net unrealized depreciation of other	—	(115)
Over distributed net investment income	(155)	(139)
Accumulated net realized losses	(68,258)	(69,308)

TOTAL NET ASSETS	$231,725	$219,650

NET ASSET VALUE PER COMMON SHARE	$8.62	$8.40

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$8,283	$5,957	$15,967	$11,766
Affiliate investments	1,177	972	2,288	2,135
Control investments	376	433	1,063	878
Cash and cash equivalents	7	5	19	7

Total interest income (excluding PIK interest income)	9,843	7,367	19,337	14,786
PIK interest income
Non-Control/Non-Affiliate investments	1,088	1,064	2,194	2,061
Affiliate investments	69	157	139	374

Total PIK interest income	1,157	1,221	2,333	2,435
Total interest income	11,000	8,588	21,670	17,221
Success fee income
Non-Control/Non-Affiliate investments	—	—	—	391
Affiliate investments	—	—	—	1,142

Total success fee income	—	—	—	1,533
Other income	86	205	275	13

Total investment income	11,086	8,793	21,945	18,767

EXPENSES
Base management fee(A)	1,784	1,359	3,460	2,737
Loan servicing fee(A)	1,274	955	2,460	1,938
Incentive fee(A)	1,210	1,070	2,583	2,363
Administration fee(A)	312	286	584	586
Interest expense on borrowings	1,569	587	2,800	1,143
Dividend expense on mandatorily redeemable preferred stock	776	1,029	1,552	2,058
Amortization of deferred financing fees	292	274	540	547
Professional fees	290	206	545	442
Other general and administrative expenses	270	143	562	544

Expenses, before credits from Adviser	7,777	5,909	15,086	12,358
Credit to base management fee - loan servicing fee(A)	(1,274)	(955)	(2,460)	(1,938)
Credits to fees from Adviser - other(A)	(1,030)	(1,520)	(1,871)	(2,219)

Total expenses, net of credits	5,473	3,434	10,755	8,201

NET INVESTMENT INCOME	5,613	5,359	11,190	10,566

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	224	44	826	3,926
Affiliate investments	104	—	104	(2,330)
Control investments	(4)	1	(32)	(4,999)
Other	—	—	(133)	—

Total net realized gain (loss)	324	45	765	(3,403)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	2,603	(736)	3,511	(6,603)
Affiliate investments	1,625	(532)	2,665	174
Control investments	(1,194)	621	(1,782)	4,727
Other	333	(101)	115	111

Total net unrealized appreciation (depreciation)	3,367	(748)	4,509	(1,591)

Net realized and unrealized gain (loss)	3,691	(703)	5,274	(4,994)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,304	$4,656	$16,464	$5,572

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21	$0.42	$0.42

Net increase in net assets resulting from operations	$0.35	$0.18	$0.62	$0.22

Distributions declared and paid	$0.21	$0.21	$0.42	$0.42

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	26,709,476	25,517,866	26,615,106	25,144,358

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
OPERATIONS
Net investment income	$11,190	$10,566
Net realized gain (loss) on investments	898	(3,403)
Realized loss on other	(133)	—
Net unrealized appreciation (depreciation) of investments	4,394	(1,702)
Net unrealized appreciation of other	115	111

Net increase in net assets resulting from operations	16,464	5,572

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(11,190)	(10,566)

Total distributions to common stockholders	(11,190)	(10,566)

CAPITAL TRANSACTIONS
Issuance of common stock	6,928	17,344
Discounts, commissions and offering costs for issuance of common stock	(127)	(887)

Net increase in net assets resulting from capital transactions	6,801	16,457

NET INCREASE IN NET ASSETS	12,075	11,463
NET ASSETS, BEGINNING OF PERIOD	219,650	201,207

NET ASSETS, END OF PERIOD	$231,725	$212,670

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$16,464	$5,572
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(76,377)	(59,658)
Principal repayments on investments	32,740	56,755
Net proceeds from sale of investments	1,301	8,311
Increase in investments due to paid-in-kind interest or other	(2,338)	(2,289)
Net change in premiums, discounts and amortization	(97)	373
Net realized (gain) loss on investments	(831)	3,403
Net unrealized (appreciation) depreciation of investments	(4,394)	1,702
Net unrealized appreciation of other	(115)	(111)
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	72	96
Amortization of deferred financing fees	540	547
(Increase) decrease in interest receivable, net	(508)	267
(Increase) decrease in due from custodian	(214)	16
Decrease (increase) in other assets, net	1,932	(3,509)
Decrease in accounts payable and accrued expenses	(215)	(564)
Increase (decrease) in interest payable	122	(27)
Decrease in fees due to Adviser(A)	(285)	(1,013)
Increase in fee due to Administrator(A)	68	4
(Decrease) increase in other liabilities	(163)	371

Net cash (used in) provided by operating activities	(32,298)	10,246

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	87,400	70,300
Repayments on borrowings	(52,600)	(87,500)
Deferred financing fees	(1,329)	(75)
Proceeds from issuance of common stock	6,928	17,344
Discounts, commissions and offering costs for issuance of common stock	(104)	(887)
Distributions paid to common stockholders	(11,190)	(10,566)

Net cash provided by (used in) financing activities	29,105	(11,384)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,193)	(1,138)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,012	6,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,819	$5,014

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 145.1%
Secured First Lien Debt – 73.6%
Automobile – 1.5%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.5% Cash, Due 4/2019) (C)	$4,140	$4,140	$3,436
Beverage, Food, and Tobacco – 2.8%
Triple H Food Processors, LLC – Line of Credit, $1,500 available (L + 6.8%, 8.6% Cash, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.1% Cash, Due 8/2020)(C)	6,400	6,400	6,480

		6,400	6,480
Buildings and Real Estate – 0.9%
GFRC Holdings, LLC – Line of Credit, $50 available (L + 8.0%, 9.9% Cash, Due 9/2018)(E)	1,150	1,150	1,150
GFRC Holdings, LLC – Term Debt (L + 8.0%, 9.9% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,150	2,150
Diversified/Conglomerate Service – 19.3%
IA Tech, LLC – Term Debt (L + 11.0%, 12.9% Cash, Due 6/2021)(C)	23,000	23,000	23,805
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.3% Cash, Due 12/2021)(C)(U)	8,902	8,902	9,247
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 10.6% Cash, Due 1/2019)(C)	1,450	1,450	1,424
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 1/2019)(C)(F)	1,600	1,600	1,519
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.6% Cash, Due 1/2019)(C)	9,000	9,000	8,601

		43,952	44,596
Healthcare, education, and childcare – 7.8%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 9.5%, 11.4% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $8,560 available (L + 9.5%, 11.4% Cash, Due 8/2022)(C)	1,440	1,440	1,447
EL Academies, Inc. – Term Debt (L + 9.5%, 11.4% Cash, Due 8/2022)(C)	12,000	12,000	12,060
TWS Acquisition Corporation – Term Debt (L + 8.0%, 9.9% Cash, Due 7/2020)(C)	4,500	4,500	4,635

		17,940	18,142
Machinery – 2.9%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 9.9% Cash, Due 11/2020)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.4% Cash, 1.0% PIK, Due 11/2022)(C)	5,880	5,880	5,865
Precision International, LLC – Term Debt (10.0%, Due 9/2021)(C)(F)	836	836	832

		6,716	6,697
Oil and Gas – 17.3%
Impact! Chemical Technologies, Inc. – Line of Credit, $0 available (L + 8.8%, 10.6% Cash, Due 12/2020)(C)	2,500	2,500	2,497
Impact! Chemical Technologies, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 12/2020)(C)	20,000	20,000	19,975
WadeCo Specialties, Inc. – Line of Credit, $2,425 available (L + 7.0%, 8.9% Cash, Due 4/2018)(C)	575	575	582
WadeCo Specialties, Inc. – Term Debt (L + 7.0% 8.9% Cash, Due 3/2019)(C)	9,941	9,941	10,078
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	7,061

		40,016	40,193
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 8.8% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 21.1%
Applied Voice & Speech Technologies, Inc. – Term Debt (L + 9.3%, 11.1% Cash, Due 10/2022)(C)	10,725	10,725	10,712
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2019)(C)	6,000	6,000	5,970
NetFortris Corp. – Term Debt (L + 9.5%, 11.4% Cash, Due 2/2021)(C)	23,819	23,819	24,384
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.1% Cash, Due 10/2022)(I)	7,898	7,898	7,898

		48,442	48,964

Total Secured First Lien Debt		$169,863	$170,658

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 65.0%
Automobile – 2.2%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,977	$5,044
Beverage, Food, and Tobacco – 2.9%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.4% Cash, Due 1/2021)(C)	6,750	6,750	6,784
Cargo Transportation– 5.7%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,130
Chemicals, Plastics, and Rubber – 0.5%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.9% Cash, Due 10/2021)(C)	1,099	1,099	1,093
Diversified/Conglomerate Manufacturing – 8.4%
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 4/2021)(C)(H)	5,235	5,235	3,926
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 4/2021)(C)(H)	75	75	56
Alloy Die Casting Co.(S) – Term Debt (Due 4/2021)(C)(P)	390	390	294
United Flexible, Inc.– Term Debt (L + 9.3%, 11.1% Cash, Due 2/2022)(C)	15,300	15,223	15,300

		20,923	19,576
Diversified/Conglomerate Service – 20.9%
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.3% Cash, Due 10/2025)(D)(U)	3,000	2,976	3,038
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,072
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.6% Cash, Due 5/2025)(D)(U)	4,000	3,925	4,020
LDiscovery, LLC – Term Debt (L + 10.0%, 11.9% Cash, Due 12/2023)(D)	5,000	4,825	4,100
Red Ventures, LLC – Term Debt (L + 8.0%, 9.9% Cash, Due 11/2025)(D)	3,625	3,566	3,688
TapRoot Partners, Inc. – Term Debt (L + 10.0%, 11.9% Cash, Due 10/2022)(C)	22,000	22,000	22,440

		48,392	48,358
Healthcare, education, and childcare – 8.2%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.1% Cash, Due 6/2025)(D)	3,000	2,958	2,993
Merlin International, Inc. – Term Debt (L + 10.0%, 11.9% Cash, Due 8/2022)(C)	10,000	10,000	10,313
NetSmart Technologies, Inc. – Term Debt (L + 9.5%, 11.4% Cash, Due 10/2023)(D)	3,660	3,612	3,660
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 12.3% PIK, Due 7/2020)(E)(U)	4,231	4,231	2,077

		20,801	19,043
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.4%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,188
Hotels, Motels, Inns, and Gaming – 2.9%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.9% Cash, 3.0% PIK, Due 6/2023)(C)	7,254	7,254	6,655
Oil and Gas – 7.2%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 12.2% PIK, Due 4/2020)(C)	17,763	17,657	11,547
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3%, 11.1% PIK, Due 4/2020)(C)	8,161	8,111	5,305

		25,768	16,852
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.7%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.4% Cash, Due 7/2022)(C)	4,000	4,000	4,010

Total Secured Second Lien Debt		$162,964	$150,733

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,438	$3,438	$3,459
Preferred Equity – 1.7%
Automobile – 0.1%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$344
Buildings and Real Estate – 0.1%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	320

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.3%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	—
United Flexible, Inc.– Preferred Stock(E)(G)	538	538	674

		2,730	674
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	96
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—

		500	96
Oil and Gas – 1.0%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)	1,656	1,215	—
WadeCo Specialties, Inc. – Preferred Stock(E)(G)	1,000	618	2,231

		1,833	2,231
Telecommunications – 0.2%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	1,250,000	125	375

		1,924	375

Total Preferred Equity		$9,461	$4,040

Common Equity – 3.2%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,634	$751
Automobile– 0.2%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	485
Beverage, Food, and Tobacco – 0.2%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	—
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	472

		700	472
Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.3%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	478
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	140

		1,244	618
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,017	569
Diversified/Conglomerate Manufacturing – 0.1%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	262

		166	262
Healthcare, education, and childcare – 1.1%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(E)(G)	500	520	428
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($986 uncalled capital commitment)(G)(L)(R)	3.5%	2,010	2,193

		5,166	2,621
Machinery – 0.5%
Arc Drilling Holdings LLC – Common Stock(E)(G)	16.7%	1,500	839
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	119

		1,500	958
Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)	1,656	1	—
W3, Co. – Common Equity(D)(G)	435	499	131

		500	131
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	284
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	67,873	167	194

		667	478
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$15,090	$7,345

Total Non-Control/Non-Affiliate Investments		$360,816	$336,235

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 21.4%
Secured First Lien Debt – 8.4%
Diversified/Conglomerate Manufacturing – 8.4%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2019)(C)	$6,200	$6,200	$5,828
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2019)(C)	1,600	1,600	1,512
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%. 7.4% Cash, 2.0% PIK, Due 12/2019)(C)	2,776	2,776	2,665
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 10.4% Cash, 2.0% PIK, Due 12/2019)(C)	11,053	11,053	9,480

		21,629	19,485

Total Secured First Lien Debt		$21,629	$19,485

Secured Second Lien Debt – 9.2%
Diversified Natural Resources, Precious Metals and Minerals – 9.2%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,985
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,980
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,292
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	3,990

		21,300	21,247

Total Secured Second Lien Debt		$21,300	$21,247

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(C)(P)	$95	$95	$81
Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.5%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$1,283
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	852

Total Preferred Equity		$3,316	$2,135

Common Equity – 2.9%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.5%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	1,059
Textiles and Leather – 2.4%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	5,563

Total Common Equity		$7,785	$6,622

Total Affiliate Investments		$54,125	$49,570

CONTROL INVESTMENTS(O) – 7.0%
Secured First Lien Debt – 2.4%
Machinery – 1.4%
PIC 360, LLC – Term Debt (14.0%, Due 9/2019)(E)(F)	$3,250	$3,250	$3,250
Printing and Publishing – 1.0%
Sunshine Media Holdings – Line of Credit, $672 available (8.0% Cash, Due 5/2018)(E)(F)	1,328	1,328	1,328
Sunshine Media Holdings – Term Debt (8.0% Cash, Due 5/2018)(E)(F)(H)	5,000	3,525	316
Sunshine Media Holdings – Term Debt (L + 3.8%, 5.6% Cash, Due 5/2018)(E)(H)	11,948	8,401	756
Sunshine Media Holdings – Term Debt (L + 4.0%, 5.9% Cash, Due 5/2018)(E)(H)	10,700	10,700	—

		23,954	2,400

Total Secured First Lien Debt		$27,204	$5,650

Secured Second Lien Debt – 3.5%
Automobile– 3.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.4% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

MARCH 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(E)(G)	15,270	$5,275	$—
Common Equity – 1.1%
Automobile– 0.8%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,739
Machinery – 0.3%
PIC 360, LLC – Common Equity Units(E)(G)	75	1	879
Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(E)(G)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(E)(G)	72	—	—

		740	—

Total Common Equity		$1,321	$2,618

Total Control Investments		$41,865	$16,333

TOTAL INVESTMENTS – 173.5%		$456,806	$402,138

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $354.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2018, our investments in FedCap Partners, LLC (“FedCap”), Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.7% of total investments, at fair value, as of March 31, 2018.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.88% as of March 31, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”)(formerly Standard and Poor’s Securities Evaluations, Inc.).
(D)	Fair value was based on the indicative bid price on or near March 31, 2018, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment valued at cost, as it was determined that the price paid during the quarter ended March 31, 2018 best represents fair value as of March 31, 2018.
(J)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Reserved.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)	Our investment in Funko was valued using Level 2 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon the expiration of a lock-up agreement and meeting other requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.31% as of March 31, 2018.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 4.75% as of March 31, 2018.
(W)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2018.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 132.4%
Secured First Lien Debt – 67.2%
Automobile – 1.7%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5% 13.5% Cash, Due 12/2018) (C)	$4,140	$4,140	$3,643
Beverage, Food, and Tobacco – 3.2%
Triple H Food Processors, LLC – Line of Credit, $1,500 available (L + 6.8%, 8.0% Cash, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 9.5% Cash, Due 8/2020)(C)	6,800	6,800	6,928

		6,800	6,928
Buildings and Real Estate – 1.0%
GFRC Holdings, LLC – Line of Credit, $20 available (L + 8.0%, 9.2% Cash, Due 9/2018)(E)	1,180	1,180	1,180
GFRC Holdings, LLC – Term Debt (L + 8.0%, 9.2% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,180	2,180
Diversified/Conglomerate Service – 20.1%
IA Tech, LLC – Term Debt (L + 11.0%, 12.2% Cash, Due 6/2021)(C)	23,000	23,000	23,633
Travel Sentry, Inc. – Term Debt (L + 9.0%, 10.3% Cash, Due 12/2021)(C)(U)	8,902	8,902	9,170
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 10.0% Cash, Due 1/2019)(C)	1,450	1,450	1,420
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 1/2019)(C)(F)	1,600	1,600	1,485
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.0% Cash, Due 1/2019)(C)	9,000	9,000	8,390

		43,952	44,098
Diversified/Conglomerate Manufacturing – 1.6%
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 10/2018)(C)(H)	5,235	5,235	3,272
Alloy Die Casting Co.(S) – Term Debt (L + 11.5%, 13.5% Cash, Due 10/2018)(C)(H)	75	75	47
Alloy Die Casting Co.(S) – Term Debt (Due 10/2018)(C)(P)	390	390	246

		5,700	3,565
Healthcare, education, and childcare – 9.8%
EL Academies, Inc. – Line of Credit (L + 9.5%, 10.7% Cash, Due 8/2020)(I)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan (L + 9.5%, 10.7% Cash, Due 8/2022)(I)	—	—	—
EL Academies, Inc. – Term Debt (L + 9.5%, 10.7% Cash, Due 8/2022)(I)	12,000	12,000	12,000
TWS Acquisition Corporation – Term Debt (L + 8.0%, 9.2% Cash, Due 7/2020)(C)	9,432	9,432	9,609

		21,432	21,609
Leisure, Amusement, Motion Pictures, Entertainment – 3.6%
Flight Fit N Fun LLC – Term Debt (L + 14.0%, 15.2% Cash, Due 9/2020)(Q)(Y)	7,800	7,800	7,800
Machinery – 0.4%
Precision International, LLC – Term Debt (10.0% PIK, Due 9/2021)(C)(F)	808	808	798
Oil and Gas – 9.2%
WadeCo Specialties, Inc. – Line of Credit, $425 available (L + 7.0%, 8.2% Cash, Due 4/2018)(E)	2,575	2,575	2,575
WadeCo Specialties, Inc. – Term Debt (L + 7.0%, 8.2% Cash, Due 3/2019)(E)	10,441	10,427	10,440
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(E)	7,000	7,000	7,000

		20,002	20,015
Personal and Non-Durable Consumer Products (Manufacturing Only)– 3.0%
Canopy Safety Brands, LLC – Line of Credit, $500 available (L + 6.5%, 7.7% Cash, Due 9/2019)(C)	—	—	—
Canopy Safety Brands, LLC – Term Debt (L + 9.5%, 10.7% Cash, Due 9/2021)(C)	6,600	6,600	6,616

		6,600	6,616
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 8.0% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 13.6%
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2019)(C)	6,000	6,000	5,955
NetFortris Corp. – Line of Credit, $2,000 available (L + 8.4%, 9.6% Cash, Due 11/2017)(C)	—	—	—
NetFortris Corp. – Term Debt (L + 8.4%, 9.6% Cash, Due 2/2021)(C)	24,000	24,000	24,240

		30,000	30,195

Total Secured First Lien Debt		$149,521	$147,447

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 59.1%
Automobile – 2.2%
Sea Link International IRB, Inc. – Term Debt (11.3%, Due 11/2021)(C)(F)	$5,000	$4,975	$5,025
Beverage, Food, and Tobacco – 3.1%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 11.7% Cash, Due 1/2021)(C)	6,750	6,750	6,809
Cargo Transportation– 6.0%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,081
Chemicals, Plastics, and Rubber – 0.4%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.2% Cash, Due 10/2021)(D)	1,099	1,099	929
Diversified/Conglomerate Service – 16.4%
DataPipe, Inc. – Term Debt (L + 8.0%, 9.2% Cash, Due 9/2019)(D)(Y)	2,000	1,966	2,005
HB Capital Resources, Ltd. – Term Debt (L + 10.3%, 11.5% Cash, Due 10/2022)(C)	22,000	22,000	22,110
Keystone Acquisition Corp.– Term Debt (L + 9.3%, 10.5% Cash, Due 5/2025)(D)	4,000	3,922	3,960
LDiscovery, LLC – Term Debt (L + 10.0%, 11.2% Cash, Due 12/2023)(D)	5,000	4,815	4,550
PSC Industrial Holdings Corp.– Term Debt (L + 8.3%, 9.5% Cash, Due 12/2021)(Q)(Y)	3,500	3,452	3,500

		36,155	36,125
Diversified/Conglomerate Manufacturing – 8.2%
United Flexible, Inc.– Term Debt (L + 9.5%, 10.7% Cash, 2.0% PIK, Due 2/2022)(C)	17,993	17,909	17,903
Healthcare, education, and childcare – 8.8%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 9.5% Cash, Due 12/2023)(D)	3,000	2,956	2,970
Merlin International, Inc. – Term Debt (L + 10.0%, 11.2% Cash, Due 8/2022)(C)	10,000	10,000	10,150
NetSmart Technologies, Inc.– Term Debt (L + 9.5%, 10.7% Cash, Due 10/2023)(D)	3,660	3,609	3,678
New Trident Holdcorp, Inc.– Term Debt (L + 9.5%, 10.7% Cash, Due 7/2020)(D)	4,000	4,000	2,412

		20,565	19,210
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.6%
Belnick, Inc. – Term Debt (11.0%, Due 8/2023)(C)(F)	10,000	10,000	10,100
Hotels, Motels, Inns, and Gaming – 3.2%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.2% Cash, 3.0% PIK, Due 6/2023)(C)	7,145	7,145	7,136
Oil and Gas – 5.7%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 11.9% PIK, Due 4/2020)(C)	16,739	16,611	8,626
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3% 10.8% PIK, Due 4/2020)(C)	7,733	7,673	3,931

		24,284	12,557
Telecommunications – 0.5%
Neustar, Inc. – Term Debt (L + 8.0%, 9.2% Cash, Due 8/2025)(D)	1,000	1,000	1,015

Total Secured Second Lien Debt		$142,882	$129,890

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,324	$3,324	$3,324
Preferred Equity – 2.6%
Automobile – 0.1%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$133
Buildings and Real Estate – 0.3%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	824
Diversified/Conglomerate Service – 0.2%
Frontier Financial Group Inc. – Preferred Stock(I)(G)	766	500	500
Frontier Financial Group Inc. – Preferred Stock Warrant(I)(G)	168	—	—

		500	500
Diversified/Conglomerate Manufacturing – 0.3%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	—
United Flexible, Inc.– Preferred Stock(E)(G)	538	538	554

		2,730	554
Leisure, Amusement, Motion Pictures, Entertainment – 0.6%
Flight Fit N Fun LLC – Preferred Stock(G)(Q)(Y)	700,000	700	1,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Oil and Gas – 0.9%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)	1,656	1,215	—
WadeCo Specialties, Inc. – Preferred Stock(E)(G)	1,000	618	2,000

		1,833	2,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(S) – Preferred Equity Units(E)(G)	260	167	159
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)(J)	5,503	1,799	140

Total Preferred Equity		$10,203	$5,735

Common Equity – 2.0%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,634	$751
Automobile– 0.2%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	362
Beverage, Food, and Tobacco – 0.2%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	—
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	366

		700	366
Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.0%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	—
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	—

		1,244	—
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	442
Diversified/Conglomerate Manufacturing – 0.0%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	—

		166	—
Healthcare, education, and childcare – 0.9%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(G)(I)	500	500	500
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($1,581 uncalled capital commitment)(G)(L)(R)	3.5%	1,628	1,645

		4,764	2,145
Machinery – 0.0%
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	—
Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)	1,656	1	—
W3, Co. – Common Equity(D)(G)	435	499	139

		500	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	259
Funko Acquisition Holdings, LLC(S) – Common Stock(E)(G)	975	—	—

		500	259
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$13,022	$4,464

Total Non-Control/Non-Affiliate Investments		$318,952	$290,860

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(E)(G)(J)	15,270	$5,275	$—
Common Equity – 1.4%
Automobile– 1.3%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$2,856
Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	1	1	316
Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(E)(G)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(E)(G)	72	—	—

		740	—

Total Common Equity		$1,321	$3,172

Total Control Investments		$42,615	$18,865

TOTAL INVESTMENTS(T) – 160.4%		$411,435	$352,373

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $317.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2017, our investments in FedCap and Leeds are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.7% of total investments, at fair value, as of September 30, 2017.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.23% as of September 30, 2017. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by Standard and Poor’s Securities Evaluations, Inc.
(D)	Fair value was based on the indicative bid price on or near September 30, 2017, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment valued at cost, as it was determined that the price paid during the quarter ended September 30, 2017 best represents fair value as of September 30, 2017.
(J)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)	Cumulative gross unrealized depreciation for federal income tax purposes is $71.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $7.5 million. Cumulative net unrealized depreciation is $64.3 million, based on a tax cost of $416.6 million.
(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 1.33% as of September 30, 2017.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 4.25% as of September 30, 2017.
(W)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Investment was exited subsequent to September 30, 2017. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.
(Z)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2017.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2018

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 12 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants (“AICPA”) Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2018, are not necessarily indicative of results that ultimately may be achieved for the fiscal year or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on November 20, 2017.

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

Investment Valuation Policy

Accounting Recognition

We record our investments at fair value in accordance with the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) and the 1940 Act. Investment transactions are recorded on the trade date. Realized gains or losses are generally measured by the difference between the net proceeds from the repayment or sale and the cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, and include investments charged off during the period, net of recoveries. Unrealized appreciation or depreciation primarily reflects the change in investment fair values, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve the fair value of our investments in accordance with the Policy.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and also review whether the Valuation Team has consistently applied the Policy.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

ICE, a valuation specialist (formerly Standard and Poor’s Securities Evaluations, Inc.), generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value, whether it is reasonable in light of the Policy, as well as other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or earnings before interest, taxes, depreciation and amortization (“EBITDA”)); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA multiples; however, TEV may also be calculated using revenue multiples or a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses a DCF analysis to calculate the TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

•	Yield Analysis — The Valuation Team generally determines the fair value of our debt investments (where we do not have the ability to effectuate a sale of a portfolio company) using the yield analysis, which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

•	Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of our shares as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•	Investments in Funds — For equity investments in other funds, where we cannot effectuate a sale, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties. any relevant offers or letters of intent to acquire the portfolio company, timing of expected loan repayments, and the markets in which the portfolio company operates. If applicable, new and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis, as near-measurement date transaction value is a reasonable indicator of fair value.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the uncertainty inherent in valuing these securities, the determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Refer to Note 3—Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At March 31, 2018, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Co., were on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 6.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.1 million, or 1.3% of the fair value of all debt investments in our portfolio. At September 30, 2017, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Co., were on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.6 million, or 1.7% of the fair value of all debt investments in our portfolio.

We currently hold, and we expect to hold in the future, some loans in our portfolio that contain OID or PIK provisions. We recognize OID for loans originally issued at discounts and recognize the income over the life of the obligation based on an effective yield calculation. PIK interest, computed at the contractual rate specified in a loan agreement, is added to the principal balance of a loan and recorded as income over the life of the obligation. Thus, the actual collection of PIK income may be deferred until the time of debt principal repayment. To maintain our ability to be taxed as a RIC, we may need to pay out both OID and PIK non-cash income amounts in the form of distributions, even though we have not yet collected the cash on either.

As of each of March 31, 2018 and September 30, 2017, we had six OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $11 and $110 for the three and six months ended March 31, 2018, respectively, and $66 and $87 during the three and six months ended March 31, 2017, respectively. The unamortized balance of OID investments as of March 31, 2018 and September 30, 2017 totaled $0.4 million. As of March 31, 2018 and September 30, 2017, we had seven and six investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.2 million and $2.3 million during the three and six months ended March 31, 2018, respectively, as compared to $1.2 million and $2.4 million during the three and six months ended March 31, 2017, respectively. We collected $0.8 million in PIK interest in cash during the three and six months ended March 31, 2018, as compared to $0 and $1.0 million during the three and six months ended March 31, 2017, respectively.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. Refer to Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

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

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. We have assessed the impact of ASU 2016-18 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We have assessed the impact of ASU 2016-15 and do not anticipate a material impact on our cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or, components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Investments in funds measured using net asset value as a practical expedient are not categorized within the fair value hierarchy.

As of March 31, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs and our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient. As of September 30, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 due to convertibility of our investment into shares of Funko, Inc. During the three and six months ended March 31, 2017, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of March 31, 2018 and September 30, 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2018:
Secured first lien debt	$195,793		$—	$—		$195,793
Secured second lien debt	180,045		—	—		180,045
Unsecured debt	3,540		—	—		3,540
Preferred equity	6,175		—	—		6,175
Common equity/equivalents	13,641	(B)	—	194	(A)	13,447

Total Investments at March 31, 2018	$399,194		$—	$194		$399,000

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Secured first lien debt	$173,896		$—	$—		$173,896
Secured second lien debt	155,249		—	—		155,249
Unsecured debt	3,324		—	—		3,324
Preferred equity	6,561		—	—		6,561
Common equity/equivalents	10,947	(B)	—	—		10,947

Total Investments at September 30, 2017	$349,977		$—	$—		$349,977

(A)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to a 180-day lock-up period, which expires in May 2018, and other restrictions.
(B)	Excludes our investments in FedCap and Leeds with fair values of $0.8 million and $2.2 million, respectively, as of March 31, 2018 and fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017. FedCap and Leeds were valued using net asset value as a practical expedient.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of March 31, 2018 and September 30, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2018		September 30, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$170,658		$147,447
Secured second lien debt	150,733		129,890
Unsecured debt	3,459		3,324
Preferred equity	4,040		5,735
Common equity/equivalents	4,207	(A)	2,068	(B)

Total Non-Control/Non-Affiliate Investments	$333,097		$288,464

Affiliate Investments
Secured first lien debt	$19,485		$18,821
Secured second lien debt	21,247		17,294
Unsecured debt	81		—
Preferred equity	2,135		826
Common equity/equivalents	6,622		5,707

Total Affiliate Investments	$49,570		$42,648

Control Investments
Secured first lien debt	$5,650		$7,628
Secured second lien debt	8,065		8,065
Common equity/equivalents	2,618		3,172

Total Control Investments	$16,333		$18,865

Total Investments at Fair Value Using Level 3 Inputs	$399,000		$349,977

(A)	Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.8 million, $2.2 million, and $0.2 million, respectively, as of March 31, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs.
(B)	Excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2018 and September 30, 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
			Valuation
	March 31,	September 30,	Techniques/	Unobservable	March 31,	September 30,
	2018	2017	Methodologies	Input	2018	2017
Secured first lien debt(A)	$187,993	$136,272	Yield Analysis	Discount Rate	5.0% - 21.3% / 11.9%	8.0% - 25.0% / 12.5%
	7,800	37,624	TEV	EBITDA multiple	3.2x – 3.2x /3.2x	3.2x – 10.1x / 8.2x
				EBITDA	$1,391 - $1,391 / $1,391	$1,378 - $9,420 / $6,676
				Revenue multiple	0.3x – 0.5x / 0.3x	0.3x – 0.4x / 0.3x
				Revenue	$4,980 - $8,000 /$7,791	$6,934 - $12,094 / $11,733
Secured second lien debt(B)	148,404	122,165	Yield Analysis	Discount Rate	10.6% - 22.7% /14.0%	10.8% - 23.3% / 14.0%
	21,499	22,607	Market Quote	IBP	82.0% - 101.8% / 96.5%	84.5% - 101.5% / 97.2%
	10,142	10,477	TEV	EBITDA multiple	4.5x – 6.3x /5.1x	4.8x – 6.6x /5.4x
				EBITDA	$3,004 - $75,583 / $27,979	$3,000 - $73,650 / $26,424
Unsecured debt	3,540	3,324	Yield Analysis	Discount Rate	9.7% - 13.7% / 9.8%	10.0% - 10.0% / 10.0%
Preferred and common equity / equivalents(C)(D)	19,491	17,370	TEV	EBITDA multiple	3.2x – 10.0x / 6.2x	3.2x – 10.1x / 6.1x
				EBITDA	$352 -$30,531 /$12,658	$890 -$84,828/ $12,835
				Revenue multiple	0.3x – 1.7x / 0.5x	0.3x – 6.5 x /0.7x
				Revenue	$2,973 -$522,101 /$153,397	$2,317 -$503,620/ $128,819
	131	138	Market Quotes	IBP	26.2% - 26.2% /26.2%	27.9% - 27.9% / 27.9%

Total Level 3 Investments, at Fair Value	$399,000	$349,977

(A)	Fair value as of March 31, 2018 includes one new proprietary debt investment totaling $7.9 million, which was valued at cost, using the transaction price as the unobservable input. Fair value as of September 30, 2017 includes one new proprietary debt investment totaling $12.0 million, which was valued at cost, using the transaction price as the unobservable input, and one proprietary debt investment totaling $7.8 million, which was valued at the expected payoff amount as the unobservable input.

(B)	Fair value as of September 30, 2017 includes one proprietary debt investment totaling $3.5 million which was valued at the expected payoff as the unobservable input.

(C)	Fair value as of September 30, 2017 includes two new proprietary investments totaling $1.0 million, which were valued at cost, using transaction price as the unobservable input, and one proprietary investment totaling $1.4 million, which was valued at the expected payoff amount as the unobservable input.

(D)	Fair value as of March 31, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.8 million, $2.2 million, and $0.2 million, respectively, as of March 31, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of March 31, 2018. Fair value as of September 30, 2017 excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an increase/(decrease) in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a corresponding increase/(decrease), respectively, in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2018: Three Months ended March 31, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2017	$196,195	$171,690	$3,444	$5,661	$12,434	$389,424
Total gains (losses):
Net realized gain (loss)(A)	(3)	37	—	(5)	(3)	26
Net unrealized appreciation (depreciation)(B)	(1,005)	2,408	11	514	992	2,920
Reversal of prior period net (appreciation) depreciation on realization(B)	—	(18)	—	—	—	(18)
New investments, repayments and settlements: (C)
Issuances/originations	11,895	8,794	85	—	21	20,795
Settlements/repayments	(4,694)	(9,426)	—	—	—	(14,120)
Net proceeds from sales	3	(38)	—	5	3	(27)
Transfers	(6,598)	6,598	—	—	—	—

Fair Value as of March 31, 2018	$195,793	$180,045	$3,540	$6,175	$13,447	$399,000

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2018: Six Months Ended March 31, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized (loss) gain(A)	(3)	37	—	597	(31)	600
Net unrealized (depreciation) appreciation(B)	110	2,853	8	1,072	980	5,023
Reversal of prior period net depreciation (appreciation) on realization(B)	—	(105)	—	(725)	—	(830)
New investments, repayments and settlements: (C)
Issuances/originations	49,321	27,159	208	125	1,521	78,334
Settlements/repayments	(17,371)	(15,273)	—	—	—	(32,644)
Net proceeds from sales	3	(38)	—	(1,296)	30	(1,301)
Transfers	(10,163)	10,163	—	(159)	—	(159)

Fair Value as of March 31, 2018	$195,793	$180,045	$3,540	$6,175	$13,447	$399,000

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2017: Three Months Ended March 31, 2017	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2016	$156,330	$114,021	$3,091	$4,415	$7,870	$285,727
Total gains (losses):
Net realized (loss) gain(A)	—	(24)	—	47	22	45
Net unrealized (depreciation) appreciation(B)	(1,791)	1,238	6	(63)	(105)	(715)
Reversal of prior period net depreciation (appreciation) on realization(B)	(96)	115	—	—	—	19
New investments, repayments and settlements: (C)
Issuances/originations	29,582	10,776	85	360	1	40,804
Settlements/repayments	(9,992)	(4,851)	3	—	—	(14,840)
Net proceeds from sales	—	24	—	(93)	(22)	(91)
Transfers	—	(202)	—	—	202	—

Fair Value as of March 31, 2017	$174,033	$121,097	$3,185	$4,666	$7,968	$310,949

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
FISCAL YEAR 2017: Six Months Ended March 31, 2017	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$7,755	$320,070
Total gains (losses):
Net realized (loss) gain(A)	(4,899)	1	—	1,473	22	(3,403)
Net unrealized (depreciation) appreciation(B)	866	(1,982)	7	1,053	(3,351)	(3,407)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,114	180	—	(1,059)	370	1,605
New investments, repayments and settlements: (C)
Issuances/originations	30,129	30,136	161	754	344	61,524
Settlements/repayments	(48,857)	(8,277)	5	—	—	(57,129)
Net proceeds from sales	(101)	(1)	—	(7,817)	(392)	(8,311)
Transfers	(3,940)	720	—	—	3,220	—

Fair Value as of March 31, 2017	$174,033	$121,097	$3,185	$4,666	$7,968	$310,949

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017.

(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017.

(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of March 31, 2018 and September 30, 2017, we held 39 and 35 proprietary investments with an aggregate fair value of $367.7 million and $318.6 million, or 91.4% and 90.4% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2018:

•	In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings, LLC through a combination of secured first lien debt and equity.

•	In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt. In March 2018, we invested an additional $3.6 million in Gray Matter Systems, LLC, through secured second lien debt.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

•	In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

•	In February 2018, we invested an additional $4.0 million in an existing portfolio company, Lignetics, Inc., through secured first lien debt.

•	In March 2018, an existing portfolio company, EL Academies, Inc., drew an additional $1.4 million on the unused portion of its secured first lien delayed draw term loan.

Syndicated Investments

As of March 31, 2018 and September 30, 2017, we held 11 and 12 syndicated investments with an aggregate fair value of $34.4 million and $33.8 million, or 8.6% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the six months ended March 31, 2018:

•	In October 2017, PSC Industrial Holdings, LLC paid off at par for net proceeds of $3.5 million.

•	In November 2017, DataPipe, Inc. paid off at par for net proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt. In March 2018, we sold $2.0 million of our investment for net proceeds of $2.0 million.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt. In January 2018, we sold our investment in ABG Intermediate Holdings 2, LLC for net proceeds of $1.0 million.

•	In March 2018, we sold our $1.0 million investment in Neustar, Inc. for net proceeds of $1.0 million.

Investment Concentrations

As of March 31, 2018, our investment portfolio consisted of investments in 50 portfolio companies located in 23 states in 18 different industries, with an aggregate fair value of $402.1 million. The five largest investments at fair value totaled $116.6 million, or 29.0% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2017 totaling $110.9 million, or 31.5% of our total investment portfolio. As of March 31, 2018 and September 30, 2017, our average investment by obligor was $9.1 million and $8.8 million at cost, respectively.

The following table outlines our investments by security type at March 31, 2018 and September 30, 2017:

	March 31, 2018				September 30, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$218,696	47.9%	$195,793	48.7%	$198,942	48.4%	$173,896	49.4%
Secured second lien debt	192,329	42.1	180,045	44.8	168,247	40.9	155,249	44.1
Unsecured debt	3,533	0.8	3,540	0.9	3,324	0.8	3,324	0.9

Total debt investments	414,558	90.8	379,378	94.4	370,513	90.1	332,469	94.4
Preferred equity	18,052	3.9	6,175	1.5	18,794	4.5	6,561	1.9
Common equity/equivalents	24,196	5.3	16,585	4.1	22,128	5.4	13,343	3.7

Total equity investments	42,248	9.2	22,760	5.6	40,922	9.9	19,904	5.6

Total Investments	$456,806	100.0%	$402,138	100.0%	$411,435	100.0%	$352,373	100.0%

Our investments at fair value consisted of the following industry classifications at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$93,050	23.1%	$80,723	22.9%
Oil and gas	59,407	14.8	34,712	9.9
Telecommunications	49,339	12.2	31,350	8.9
Healthcare, education and childcare	43,265	10.8	46,288	13.1
Diversified/Conglomerate Manufacturing	41,361	10.3	40,843	11.6
Diversified natural resources, precious metals and minerals	23,158	5.8	18,949	5.4
Automobile	19,113	4.8	20,082	5.7
Cargo Transportation	13,748	3.4	13,081	3.7
Beverage, food and tobacco	13,736	3.4	14,103	4.0
Machinery	11,784	2.9	5,114	1.4
Home and Office Furnishings, Housewares and Durable Consumer Products	10,188	2.5	10,100	2.9
Hotels, Motels, Inns, and Gaming	6,655	1.7	7,136	2.0
Textiles and leather	5,563	1.4	4,879	1.4
Personal and non-durable consumer products	4,488	1.1	7,035	2.0
Printing and publishing	2,400	0.6	3,628	1.0
Leisure, Amusement, Motion Pictures, Entertainment	—	—	9,225	2.6
Other, < 2.0%	4,883	1.2	5,125	1.5

Total Investments	$402,138	100.0%	$352,373	100.0%

Our investments at fair value were included in the following U.S. geographic regions and other countries at March 31, 2018 and September 30, 2017:

	March 31, 2018		September 30, 2017
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$162,708	40.4%	$150,727	42.8%
West	132,303	32.9	116,302	33.0
Midwest	63,346	15.8	58,915	16.7
Northeast	35,883	8.9	26,429	7.5
Canada	7,898	2.0	—	—

Total Investments	$402,138	100.0%	$352,373	100.0%

The geographic composition is determined by the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic locations.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2018:

		Amount
For the remaining six months ending September 30:	2018	$33,604
For the fiscal years ending September 30:	2019	49,470
	2020	82,400
	2021	85,214
	2022	49,707
	Thereafter	119,863

	Total contractual repayments	$420,258
	Adjustments to cost basis of debt investments	(5,700)
	Investments in equity securities	42,248

	Investments held as of March 31, 2018 at Cost:	$456,806

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2018 and September 30, 2017, we had gross receivables from portfolio companies of $0.2 million and $0.5 million, respectively. The allowance for uncollectible receivables was $21 and $44 at March 31, 2018 and September 30, 2017, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. The Advisory Agreement originally included administrative services; however, it was amended and restated on October 1, 2006. Simultaneously, we entered into the Administration Agreement with the Administrator (discussed further below) to provide those services. With the unanimous approval of our Board of Directors, the Advisory Agreement was later amended in October 2015 to reduce the base management fee payable thereunder from 2.0% per annum to 1.75% per annum, effective July 1, 2015, with all other terms remaining unchanged. On July 11, 2017, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the annual renewal of the Advisory Agreement through August 31, 2018.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Average total assets subject to base management fee(A)	$407,771	$310,628	$395,428	$312,800
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.875%	0.875%

Base management fee(B)	$1,784	$1,359	$3,460	$2,737
Portfolio company fee credit	(167)	(434)	(831)	(1,083)
Syndicated loan fee credit	(92)	(9)	(184)	(22)

Net Base Management Fee	$1,525	$916	$2,445	$1,632

Loan servicing fee(B)	1,274	955	2,460	1,938
Credit to base management fee - loan servicing fee(B)	(1,274)	(955)	(2,460)	(1,938)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,210	1,070	2,583	2,363
Incentive fee credit	(771)	(1,077)	(856)	(1,114)

Net Incentive Fee	$439	$(7)	$1,727	$1,249

Portfolio company fee credit	(167)	(434)	(831)	(1,083)
Syndicated loan fee credit	(92)	(9)	(184)	(22)
Incentive fee credit	(771)	(1,077)	(856)	(1,114)

Credits to Fees From Adviser - other(B)	$(1,030)	$(1,520)	$(1,871)	$(2,219)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $10 and $19 for the three and six months ended March 31, 2018 and $18 and $46 for the three and six months ended March 31, 2017, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2018 and 2017.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2018, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2018.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and six months ended March 31, 2018 and 2017.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $0.6 million during the three and six months ended March 31, 2018, respectively, and $0.3 million and $0.5 million during the three and six months ended March 31, 2017, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2018	September 30, 2017
Base management fee due to Adviser	$251	$45
Loan servicing fee due to Adviser	317	242
Incentive fee due to Adviser	439	1,005

Total fees due to Adviser	1,007	1,292

Fee due to Administrator	312	244

Total Related Party Fees Due	$1,319	$1,536

In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2018 and September 30, 2017, totaled $10 and $12, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $16 and $55 as of March 31, 2018 and September 30, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2018 and September 30, 2017.

NOTE 5. BORROWINGS

Revolving Credit Facility

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately two years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. If our Credit Facility is not renewed or extended by January 15, 2021, all principal and interest will be due and payable on or before April 15, 2022 (fifteen months after the revolving period end date). Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 15, 2021.

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	March 31, 2018	September 30, 2017
Commitment amount	$190,000	$170,000
Borrowings outstanding, at cost	127,800	93,000
Availability(A)	54,375	58,576

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2018	2017	2018	2017
Weighted average borrowings outstanding, at cost	$128,324	$42,394	$113,111	$40,819
Weighted average interest rate(B)	4.9%	5.5%	5.0%	5.6%
Commitment (unused) fees incurred	$59	$160	$151	$326

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $225.2 million as of March 31, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $280.0 million, asset coverage on our “senior securities representing indebtedness” of 318.4%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of March 31, 2018. As of March 31, 2018, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused fee. As of September 30, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of March 31, 2018 and September 30, 2017, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2018 and September 30, 2017, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2018 and 2017:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2018	September 30, 2017
Credit Facility	$127,800	$93,115

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
	Three Months Ended March 31,
	2018	2017
Fair value as of December 31, 2017 and 2016, respectively	$130,833	$27,987
Borrowings	26,300	46,100
Repayments	(29,000)	(20,200)
Net unrealized (depreciation) appreciation(A)	(333)	102

Fair Value as of March 31, 2018 and 2017, respectively	$127,800	$53,989

	Six Months Ended March 31,
	2018	2017
Fair value as of September 30, 2017 and 2016, respectively	$93,115	$71,300
Borrowings	87,400	70,300
Repayments	(52,600)	(87,500)
Net unrealized depreciation(A)	(115)	(111)

Fair Value as of March 31, 2018 and 2017, respectively	$127,800	$53,989

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2018 and 2017.

The fair value of the collateral under our Credit Facility totaled approximately $354.9 million and $317.4 million as of March 31, 2018 and September 30, 2017, respectively.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In September 2017, we completed a public offering of approximately 2.1 million shares of 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”), at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized from issuance through September 30, 2024, the mandatory redemption date. The offering proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Term Preferred Stock”). In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million during the three months ended September 30, 2017, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of March 31, 2018 was 226.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

We paid the following monthly distributions on our Series 2024 Term Preferred Stock for the six months ended March 31, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2024 Term Preferred Share(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125
	January 9, 2018	January 22, 2018	January 31, 2018	0.125
	January 9, 2018	February 16, 2018	February 28, 2018	0.125
	January 9, 2018	March 20, 2018	March 30, 2018	0.125

		Six Months Ended March 31, 2018:		$0.766667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the six months ended March 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250
	January 10, 2017	January 20, 2017	January 31, 2017	0.1406250
	January 10, 2017	February 16, 2017	February 28, 2017	0.1406250
	January 10, 2017	March 22, 2017	March 31, 2017	0.1406250

		Six Months Ended March 31, 2017:		$0.8437500

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability at cost, as of March 31, 2018 and September 30, 2017. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. Aggregate preferred stockholder dividends declared and paid on our Series 2024 Term Preferred Stock for the three and six months ended March 31, 2018 were $0.8 million and $1.6 million, respectively. Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the three and six months ended March 31, 2017 were $1.0 million and $2.1 million, respectively.

For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of March 31, 2018 and September 30, 2017 was approximately $51.7 million and $52.7 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

We filed Post-Effective Amendment No. 5 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) on Form N-2 (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2018, we have the ability to issue up to $217.7 million in securities under the Registration Statement.

Common Stock Offerings

Pursuant to our Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million.

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the six months ended March 31, 2018, we sold 737,077 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.40 per share and raised $6.9 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $6.8 million. As of March 31, 2018, we had a remaining capacity to sell up to $35.6 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. We did not sell any shares under the Sales Agreements during the six months ended March 31, 2017.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$9,304	$4,656	$16,464	$5,572
Denominator for basic and diluted weighted average common shares	26,709,476	25,517,866	26,615,106	25,144,358

Basic and diluted net increase in net assets resulting from operations per common share	$0.35	$0.18	$0.62	$0.22

NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS

To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of Investment Company Taxable Income. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 at the end of each calendar year. For calendar years ended December 31, 2017 and 2016, 100% of distributions to common stockholders during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07
	January 9, 2018	January 22, 2018	January 31, 2018	0.07
	January 9, 2018	February 16, 2018	February 28, 2018	0.07
	January 9, 2018	March 20, 2018	March 30, 2018	0.07

		Six Months Ended March 31, 2018:		$0.42

2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07
	January 10, 2017	January 20, 2017	January 31, 2017	0.07
	January 10, 2017	February 16, 2017	February 28, 2017	0.07
	January 10, 2017	March 22, 2017	March 31, 2017	0.07

		Six Months Ended March 31, 2017:		$0.42

Aggregate distributions declared and paid to our common stockholders were approximately $11.2 million and $10.6 million for the six months ended March 31, 2018 and 2017, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2017, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2018 as having been paid in the respective prior year.

For the six months ended March 31, 2018 and the fiscal year ended September 30, 2017, we recorded the following adjustments for book-tax differences to reflect tax character.

	Six Months Ended March 31, 2018	Year Ended September 30, 2017
Over distributed net investment income	$(16)	$(4,416)
Accumulated net realized losses	285	6,541
Capital in excess of par value	(269)	(2,125)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2018 and September 30, 2017, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of March 31, 2018 and September 30, 2017.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2018 and September 30, 2017 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2018 and September 30, 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2018	September 30, 2017
Unused line of credit commitments	$7,647	$7,517
Delayed draw term loans	11,460	10,900
Uncalled capital commitment	986	1,367

Total	$20,093	$19,784

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.48	$8.36	$8.40	$8.62

Income from operations(B)
Net investment income(B)	0.21	0.21	0.42	0.42
Net realized and unrealized gain (loss) on investments	0.13	(0.03)	0.20	(0.21)
Net realized and unrealized gain (loss) on other	0.01	—	—	—

Total from operations	0.35	0.18	0.62	0.21

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.21)	(0.21)	(0.42)	(0.42)

Total distributions	(0.21)	(0.21)	(0.42)	(0.42)

Capital share transactions(B)
Offering costs for issuance of common stock	—	—	—	(0.03)
Anti-dilutive (dilutive) effect of common stock issuance(D)	—	—	0.02	(0.06)

Total capital share transactions	—	—	0.02	(0.09)

Other, net(B)(E)	—	—	—	0.01

Net asset value at end of period(A)	$8.62	$8.33	$8.62	$8.33

Per common share market value at beginning of period	$9.21	$9.39	$9.50	$8.13
Per common share market value at end of period	8.60	9.49	8.60	9.49
Total return(F)	(4.37)%	3.60%	(5.24)%	22.35%
Common stock outstanding at end of period(A)	26,897,761	25,517,866	26,897,761	25,517,866
Statement of Assets and Liabilities Data:
Net assets at end of period	$231,725	$212,670	$231,725	$212,670
Average net assets(G)	228,264	213,141	226,733	213,597
Senior Securities Data:
Borrowings under Credit Facility, at cost	127,800	54,100	127,800	54,100
Mandatorily redeemable preferred stock, at liquidation preference	51,750	59,536	51,750	59,536
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)(I)	9.59%	6.45%	9.49%	7.68%
Ratio of net investment income to average net assets – annualized(J)	9.83%	10.06%	9.87%	9.89%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three and six months ended March 31, 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share. During the six months ended March 31, 2017, the dilution was a result of issuing common shares during the period at a price below the then current NAV per share.
(E)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.
(G)	Computed using net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.96% and 10.25% for the three and six months ended March 31, 2018, respectively, and 8.48% and 8.73% for the three and six months ended March 31, 2017, respectively.
(J)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.49% and 9.12% for the three and six months ended March 31, 2018, respectively, and 8.05% and 8.86% for the three and six months ended March 31, 2017, respectively.

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

As of or during the six month periods ended March 31, 2018 and 2017, we did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X.

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In April 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
April 20, 2018	April 30, 2018	$0.07	$0.125
May 22, 2018	May 31, 2018	0.07	0.125
June 20, 2018	June 29, 2018	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

Small Business Credit Availability Act

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Director’s approval; thus, it will be effective on April 10, 2019.

Portfolio Activity

In April 2018, we invested $3.0 million in CHA Holdings, Inc. through secured second lien debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation, our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) the recurrence or impact of adverse events in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (9) those factors described herein, including Item 1A. “Risk Factors” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 20, 2017. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise or any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

OVERVIEW

General

We were incorporated under the Maryland General Corporation Law on May 30, 2001. We operate as an externally managed, closed-end, non-diversified management investment company, and have elected to be treated as a BDC under the 1940 Act. In addition, for federal income tax purposes we have elected to be treated as a RIC under the Code. To continue to qualify as a RIC for federal income tax purposes and obtain favorable RIC tax treatment, we must meet certain requirements, including certain minimum distribution requirements.

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2018, our investment portfolio was made up of approximately 90.8% debt investments and 9.2% equity investments, at cost.

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

Business

Portfolio and Investment Activity

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the one-month LIBOR) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

During the six months ended March 31, 2018, we invested $64.4 million in eight new portfolio companies and extended $11.9 million of investments to existing portfolio companies. In addition, during the six months ended March 31, 2018, we exited five portfolio companies through sales and early payoffs. We received a total of $34.0 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the six months ended March 31, 2018. This activity resulted in a net increase in our overall portfolio by three portfolio companies to 50 and a net increase of $45.4 million in our portfolio at cost since September 30, 2017. From our initial public offering in August 2001 through March 31, 2018, we have made 486 different loans to, or investments in, 225 companies for a total of approximately $1.7 billion, before giving effect to principal repayments on investments and divestitures.

During the six months ended March 31, 2018, the following significant transactions occurred:

•	In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In October 2017, PSC Industrial Holdings, LLC paid off at par for net proceeds of $3.5 million.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings, LLC through a combination of secured first lien debt and equity.

•	In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt. In March 2018, we invested an additional $3.6 million in Gray Matter Systems, LLC, through secured second lien debt.

•	In November 2017, DataPipe, Inc. paid off at par for net proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt. In March 2018, we sold $2.0 million of our investment for net proceeds of $2.0 million.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt. In January 2018, we sold our investment in ABG Intermediate Holdings 2, LLC for net proceeds of $1.0 million.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

•	In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

•	In February 2018, we invested an additional $4.0 million in an existing portfolio company, Lignetics, Inc., through secured first lien debt.

•	In March 2018, an existing portfolio company, EL Academies, Inc., drew an additional $1.4 million on the unused portion of its secured first lien delayed draw term loan.

•	In March 2018, we sold our $1.0 million investment in Neustar, Inc. for net proceeds of $1.0 million.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. Additionally, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million in September 2017, inclusive of the overallotment, and approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment. Additionally, during the six months ended March 30, 2018, we sold 737,077 shares of our common stock under our at-the-market program at a weighted-average price of $9.40 per share and raised $6.9 million of gross proceeds. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions could affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below NAV per common share, as it has often done in previous years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV per share at our annual meeting of stockholders held on February 8, 2018. Should we decide to issue shares of common stock at a price below NAV per share in the future, we will seek the requisite approval of our stockholders at such time.

On May 1, 2018, the closing market price of our common stock was $8.73, a 1.3% premium to our March 31, 2018 NAV per share of $8.62.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 200% (currently) or 150% (effective April 10, 2019; Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Recent Developments—Small Business Credit Availability Act” for a discussion of changes to the asset coverage requirements pursuant to the Small Business Credit Availability Act) on our “senior securities representing indebtedness” and our “senior securities that are stock.”

As of March 31, 2018, our asset coverage on our “senior securities representing indebtedness” was 318.4% and our asset coverage on our “senior securities that are stock” was 226.8%.

Recent Developments

Executive Officers

In April 2018, our Board of Directors announced that Nicole Schaltenbrand, the Company’s Chief Financial Officer and Treasurer, had taken a temporary family medical leave of absence and that Julia Ryan, the Chief Financial Officer and Treasurer of the Company’s affiliated fund, Gladstone Investment Corporation, will also serve as the Company’s Acting Principal Financial Officer during Ms. Schaltenbrand’s absence. Ms. Schaltenbrand’s temporary leave of absence will end in June 2018, and, at that point in time, she will return to her position as Chief Financial Officer and Treasurer.

Distributions and Dividends

In April 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
April 20, 2018	April 30, 2018	$0.07	$0.125
May 22, 2018	May 31, 2018	0.07	0.125
June 20, 2018	June 29, 2018	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

Small Business Credit Availability Act

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Director’s approval; thus, it will be effective on April 10, 2019.

Portfolio Activity

In April 2018, we invested $3.0 million in CHA Holdings, Inc. through secured second lien debt.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2018, to the Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,000	$8,588	$2,412	28.1%
Other income	86	205	(119)	(58.0)

Total investment income	11,086	8,793	2,293	26.1

EXPENSES
Base management fee	1,784	1,359	425	31.3
Loan servicing fee	1,274	955	319	33.4
Incentive fee	1,210	1,070	140	13.1
Administration fee	312	286	26	9.1
Interest expense on borrowings	1,569	587	982	167.3
Dividend expense on mandatorily redeemable preferred stock	776	1,029	(253)	(24.6)
Amortization of deferred financing fees	292	274	18	6.6
Other expenses	560	349	211	60.5

Expenses, before credits from Adviser	7,777	5,909	1,868	31.6
Credit to base management fee – loan servicing fee	(1,274)	(955)	(319)	(33.4)
Credits to fees from Adviser – other	(1,030)	(1,520)	490	32.2

Total expenses, net of credits	5,473	3,434	2,039	59.4

NET INVESTMENT INCOME	5,613	5,359	254	4.7

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments	324	45	279	620.0
Net unrealized appreciation (depreciation) of investments	3,034	(647)	3,681	568.9
Net unrealized appreciation (depreciation) of other	333	(101)	434	429.7

Net realized and unrealized gain (loss) from investments and other	3,691	(703)	4,394	625.0

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,304	$4,656	$4,648	99.8

Investment Income

Interest income increased by 28.1% for the three months ended March 31, 2018, as compared to the prior year period. The increase was primarily due to a higher weighted average principal balance and an increase in the weighted average yield on our interest bearing portfolio for the three months ended March 31, 2018, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended March 31, 2018 was $387.1 million, compared to $305.7 million for the prior year period, an increase of 26.6%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 11.5% for the three months ended March 31, 2018, compared to 11.4% for the three months ended March 31, 2017, inclusive of any allowances on interest receivables made during those periods.

As of March 31, 2018, two portfolio companies, Sunshine Media Holdings (“Sunshine”) and Alloy Die Casting Co. (“ADC”) were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 6.7% of the cost basis of all debt investments in our portfolio. As of March 31, 2017, two portfolio companies, Sunshine and ADC, were on non-accrual status, with an aggregate debt cost basis of approximately $24.4 million, or 7.2% of the cost basis of all debt investments in our portfolio.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2018		Three Months Ended March 31, 2018
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,759	6.2%	$623	5.6%
IA Tech, LLC	23,805	5.9	725	6.6
Lignetics, Inc.	23,158	5.7	580	5.2
Impact! Chemical Technologies, Inc.	22,472	5.6	569	5.1
TapRoot Partners, Inc.	22,440	5.6	648	5.9

Subtotal—five largest investments	116,634	29.0	3,145	28.4
Other portfolio companies	285,504	71.0	7,934	71.6

Total Investment Portfolio	$402,138	100.0%	$11,079	100.0%

	As of March 31, 2017		Three Months Ended March 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$29,000	9.3%	$291	3.3%
IA Tech, LLC	23,460	7.5	690	7.8
WadeCo Specialties, Inc.	18,332	5.8	476	5.4
United Flexible, Inc.	17,798	5.7	560	6.4
Lignetics, Inc.	14,165	4.5	420	4.8

Subtotal—five largest investments	102,755	32.8	2,437	27.7
Other portfolio companies	210,762	67.2	6,351	72.3

Total Investment Portfolio	$313,517	100.0%	$8,788	100.0%

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.0 million, or 59.4%, for the three months ended March 31, 2018 as compared to the prior year period. This increase was primarily due to a $1.0 million increase in interest expense on borrowings and a $1.1 million increase in our net base management and incentive fees to the Advisor, partially offset by a $0.3 million decrease in dividend expense on mandatorily redeemable preferred stock.

Interest expense increased by 167.3% during the three months ended March 31, 2018, as compared to the prior year period, due to an increase in the weighted average balance outstanding on our Credit Facility. The weighted average balance outstanding during the three months ended March 31, 2018, was $128.3 million, as compared to $42.4 million in the prior year period, an increase of 202.6%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 4.9% during the three months ended March 31, 2018, compared to 5.5% during the prior year period. The decrease in the effective interest rate was driven by the decrease in unused commitment fees paid in the current year period due to the increase in the weighted average balance outstanding on our Credit Facility, and, to a lesser extent, a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018, offset by an increase in LIBOR.

The net base management fee earned by the Adviser increased by $0.6 million, or 66.5%, during the three months ended March 31, 2018, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The income-based incentive fee increased for the three months ended March 31, 2018, as compared to the prior year period, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended March 31, 2018 and 2017, which credits totaled $0.8 million and $1.1 million, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2018	2017
Average total assets subject to base management fee(A)	$407,771	$310,628
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,784	$1,359
Portfolio company fee credit	(167)	(434)
Syndicated loan fee credit	(92)	(9)

Net Base Management Fee	$1,525	$916

Loan servicing fee(B)	1,274	955
Credit to base management fee - loan servicing fee(B)	(1,274)	(955)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,210	1,070
Incentive fee credit	(771)	(1,077)

Net Incentive Fee	$439	$(7)

Portfolio company fee credit	(167)	(434)
Syndicated loan fee credit	(92)	(9)
Incentive fee credit	(771)	(1,077)

Credits to Fees From Adviser - other(B)	$(1,030)	$(1,520)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Dividend expense on mandatorily redeemable preferred stock decreased by $0.3 million, or 24.6%, during the three months ended March 31, 2018 compared to the prior year period, due to the redemption of all of our $61.0 million 6.75% Series 2021 Term Preferred Stock and the issuance of $51.8 million 6.00% Series 2024 Term Preferred Stock in September 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended March 31, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $3.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2018, were as follows:

	Three Months Ended March 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Edge Adhesives Holdings, Inc.	$—	$957	$—	$957
Targus Cayman HoldCo, Ltd.	—	932	—	932
New Trident Holdcorp, Inc.	—	655	—	655
AG Transportation Holdings, LLC	—	651	—	651
Alloy Die Casting Co.	—	627	—	627
PIC 360, LLC	—	620	—	620
Lignetics, Inc.	—	414	—	414
Francis Drilling Fluids, Ltd.	—	381	—	381
Meridian Rack & Pinion, Inc.	—	307	—	307
United Flexible, Inc.	—	278	—	278
TapRoot Partners, Inc.	—	220	—	220
Vertellus Holdings LLC	—	213	—	213
WadeCo Specialties, Inc.	—	197	—	197
NetFortris Corp.	—	146	—	146
Funko, LLC	127	—	—	127
Sea Link International IRB, Inc.	—	119	—	119
IA Tech, LLC	—	115	—	115
RBC Acquisition Corp.	104	—	—	104
LDiscovery, LLC	—	95	—	95
Leeds Novamark Capital I, L.P.	—	95	—	95
Merlin International, Inc.	—	88	—	88
Precision International, LLC	—	81	—	81
Vacation Rental Pros Property Management, LLC	—	(338)	—	(338)
GFRC Holdings, LLC	—	(353)	—	(353)
Frontier Financial Group Inc.	—	(404)	—	(404)
Arc Drilling Holdings LLC	—	(675)	—	(675)
LWO Acquisitions Company LLC	—	(678)	—	(678)
Defiance Integrated Technologies, Inc.	—	(905)	—	(905)
Sunshine Media Holdings	—	(910)	—	(910)
Other, net (<$250)	93	124	(18)	199

Total:	$324	$3,052	$(18)	$3,358

The primary driver of net unrealized appreciation for the three months ended March 31, 2018 was improvement in the financial and operational performance of certain portfolio companies, most notably Edge Adhesives Holdings, Inc. (“Edge”) and Targus Cayman HoldCo, Ltd. This appreciation was partially offset by the decline in the financial and operational performance of Sunshine and Defiance Integrated Technologies, Inc. (“Defiance”).

During the three months ended March 31, 2017, we recorded net unrealized depreciation of investments in the aggregate amount of $0.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2017, were as follows:

	Three Months Ended March 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation	Net Gain (Loss)
SourceHOV, LLC	$—	$1,492	$—	$1,492
Defiance Integrated Technologies, Inc.	—	1,026	—	1,026
Lignetics, Inc.	—	357	—	357
New Trident Holdcorp, Inc.	—	328	—	328
Meridian Rack & Pinion Inc.	—	317	—	317
Edge Adhesives Holdings, Inc.	—	259	—	259
Vision Government Solutions, Inc.	—	224	—	224
The Mochi Ice Cream Company	—	148	—	148
WadeCo Specialties, Inc.	—	139	—	139
IA Tech, LLC	—	115	—	115
Vitera Healthcare Solutions, LLC	—	—	115	115
PIC 360, LLC	—	(184)	—	(184)
Sunshine Media Holdings	—	(221)	—	(221)
Targus Group International, Inc.	—	(357)	—	(357)
United Flexible, Inc.	—	(397)	—	(397)
Flight Fit N Fun LLC	—	(490)	—	(490)
Vertellus Holdings LLC	—	(670)	—	(670)
Francis Drilling Fluids, Ltd.	—	(748)	—	(748)
LWO Acquisitions Company LLC	—	(791)	—	(791)
Alloy Die Casting Co.	—	(1,244)	—	(1,244)
Other, net (<$250)	45	31	(96)	(20)

Total:	$45	$(666)	$19	$(602)

The primary driver of net unrealized depreciation for the three months ended March 31, 2017 was a decline in financial and operational performance on certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably, ADC and LWO Acquisitions Company LLC. This depreciation was partially offset by the appreciation on SourceHOV, LLC (“Source”) and Defiance.

Net Unrealized Appreciation (Depreciation) of Other

During the three months ended March 31, 2018, we recorded $0.3 million of unrealized appreciation on our Credit Facility at fair value. During the three months ended March 31, 2017, we recorded $0.1 million of net unrealized depreciation on our Credit Facility recorded at fair value.

Comparison of the Six Months Ended March 31, 2018, to the Six Months Ended March 31, 2017

	For the Six Months Ended March 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$21,670	$17,221	$4,449	25.8%
Other income	275	1,546	(1,271)	(82.2)

Total investment income	21,945	18,767	3,178	16.9

EXPENSES
Base management fee	3,460	2,737	723	26.4
Loan servicing fee	2,460	1,938	522	26.9
Incentive fee	2,583	2,363	220	9.3
Administration fee	584	586	(2)	(0.3)
Interest expense on borrowings	2,800	1,143	1,657	145.0
Dividend expense on mandatorily redeemable preferred stock	1,552	2,058	(506)	(24.6)
Amortization of deferred financing fees	540	547	(7)	(1.3)
Other expenses	1,107	986	121	12.3

Expenses, before credits from Adviser	15,086	12,358	2,728	22.1
Credits to base management fee – loan servicing fee	(2,460)	(1,938)	(522)	(26.9)
Credits to fees from Adviser – other	(1,871)	(2,219)	348	15.7

Total expenses, net of credits	10,755	8,201	2,554	31.1

NET INVESTMENT INCOME	11,190	10,566	624	5.9

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	898	(3,403)	4,301	126.4
Net realized loss on other	(133)	—	(133)	NM
Net unrealized depreciation of investments	4,394	(1,702)	6,096	358.2
Net unrealized appreciation of other	115	111	4	3.6

Net loss from investments and other	5,274	(4,994)	10,268	205.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$16,464	$5,572	$10,892	195.5%

NM	= Not Meaningful

Investment Income

Interest income increased by 25.8% for the six months ended March 31, 2018, as compared to the prior year period. The increase was primarily due to a higher weighted average principal balance and an increase in the weighted average yield on our interest bearing portfolio for the six months ended March 31, 2018, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio during the six months ended March 31, 2018 was $369.8 million, compared to $302.2 million for the prior year period, an increase of 22.4%. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and increased to 11.7% for the six months ended March 31, 2018 compared to 11.4% for the six months ended March 31, 2017, inclusive of any allowances on interest receivables made during that period.

Other income decreased by 82.2% during the six months ended March 31, 2018, as compared to the prior year period, primarily as a result of the absence of success fees in the current six month period. For the six months ended March 31, 2018, other income consisted primarily of prepayment fees received and dividends. For the six months ended March 31, 2017, other income consisted primarily of $1.5 million in success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of March 31, 2018		Six Months Ended March 31, 2018
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,759	6.2%	$1,219	5.5%
IA Tech, LLC	23,805	5.9	1,447	6.6
Lignetics, Inc.	23,158	5.7	1,111	5.1
Impact! Chemical Technologies, Inc. (A)	22,472	5.6	614	2.8
TapRoot Partners, Inc.	22,440	5.6	1,296	5.9

Subtotal—five largest investments	116,634	29.0	5,687	25.9
Other portfolio companies	285,504	71.0	16,239	74.1

Total Investment Portfolio	$402,138	100.0%	$21,926	100.0%

	As of March 31, 2017		Six Months Ended March 31, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$29,000	9.3%	$291	1.6%
IA Tech, LLC	23,460	7.5	1,395	7.4
WadeCo Specialties, Inc.	18,332	5.8	953	5.1
United Flexible, Inc.	17,798	5.7	1,128	6.0
Lignetics, Inc.	14,165	4.5	849	4.5

Subtotal—five largest investments	102,755	32.8	4,616	24.6
Other portfolio companies	210,762	67.2	14,144	75.4

Total Investment Portfolio	$313,517	100.0%	$18,760	100.0%

(A)	New investment during applicable period.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased for the six months ended March 31, 2018 by 31.1%, as compared to the prior year period. This increase was primarily due to a $1.7 million increase in interest expense on borrowings and a $1.3 million increase in the net base management fee and incentive fee earned by the Adviser, partially offset by a decline in dividend expense on mandatorily redeemable preferred stock of $0.5 million.

Interest expense increased by $1.7 million, or 145.0%, during the six months ended March 31, 2018, as compared to the prior year period, primarily due to increased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding under our Credit Facility during the six months ended March 31, 2018, was approximately $113.1 million, as compared to $40.8 million in the prior year period, an increase of 177.2%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.0% during the six months ended March 31, 2018, compared to 5.6% during the prior year period. The decrease in effective interest rate was driven by the decrease in unused commitment fees paid in the current year period due to the increase in the weighted average balance outstanding on our Credit Facility, and, to a lesser extent, a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018, slightly offset by an increase in LIBOR.

The net base management fee earned by the Adviser increased by $0.8 million, or 49.8%, during the six months ended March 31, 2018, as compared to the prior year period, primarily resulting from an increase in average total assets subject to the base management fee year over year.

The income-based incentive fee increased for the six months ended March 31, 2018, as compared to the prior year period, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits totaling $0.9 million from the Adviser to reduce the income-based incentive fee to the extent that net investment income did not cover 100.0% of the distributions to common stockholders during the six months ended March 31, 2018. The credits granted during the six months ended March 31, 2017, totaled $1.1 million.

Base management, loan servicing and incentive fees and associated non-contractual, unconditional and irrevocable credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2018	2017
Average total assets subject to base management fee(A)	$395,428	$312,800
Multiplied by prorated annual base management fee of 1.75%	0.875%	0.875%

Base management fee(B)	$3,460	$2,737
Portfolio company fee credit	(831)	(1,083)
Syndicated loan fee credit	(184)	(22)

Net Base Management Fee	$2,445	$1,632

Loan servicing fee(B)	2,460	1,938
Credits to base management fee - loan servicing fee(B)	(2,460)	(1,938)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	2,583	2,363
Incentive fee credit	(856)	(1,114)

Net Incentive Fee	$1,727	$1,249

Portfolio company fee credit	(831)	(1,083)
Syndicated loan fee credit	(184)	(22)
Incentive fee credit	(856)	(1,114)

Credit to Fees From Adviser - other(B)	$(1,871)	$(2,219)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Dividend expense on mandatorily redeemable preferred stock decreased by $0.5 million, or 24.6%, during the six months ended March 31, 2018 compared to the prior year period due to the redemption of all of our $61.0 million 6.75% Series 2021 Term Preferred Stock and the issuance of $51.8 million 6.00% Series 2024 Term Preferred Stock in September 2017.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the six months ended March 31, 2018, we recorded a net realized gain on investments of $0.9 million, which resulted primarily from the sale of our investment in Flight Fit N Fun LLC in October 2017 for a $0.6 million realized gain.

For the six months ended March 31, 2017, we recorded a net realized loss on investments of $3.4 million, which resulted primarily from the sale of substantially all the assets of RBC Acquisition Corp. for a $2.3 million realized loss and the write-off of $5.0 million of our investment in Sunshine, partially offset by the sale of Behrens Manufacturing, LLC (“Behrens”) for a $2.5 million realized gain and a $1.3 million realized gain related to an additional earn-out from Funko, LLC (“Funko”), which was exited in the prior year period.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended March 31, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $4.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2018, were as follows:

	Six Months Ended March 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Francis Drilling Fluids, Ltd.	$—	$2,810	$—	$2,810
Edge Adhesives Holdings, Inc.	—	1,439	—	1,439
Alloy Die Casting Co.	—	713	—	713
Targus Group International, Inc.	—	683	—	683
AG Transportation Holdings, LLC	—	667	—	667
NetFortris Corp.	—	576	—	576
PIC 360, LLC	—	563	—	563
United Flexible, Inc.	—	464	—	464
WadeCo Specialties, Inc.	—	424	—	424
LWO Acquisitions Company LLC	—	334	—	334
TapRoot Partners, Inc.	—	330	—	330
Vertellus Holdings LLC	—	291	—	291
Vision Government Solutions, Inc.	—	249	—	249
Lignetics, Inc.	—	208	—	208
IA Tech, LLC	—	172	—	172
Leeds Novamark Capital I, L.P.	—	167	—	167
Merlin International, Inc.	—	163	—	163
Sea Link International IRB, Inc.	—	139	—	139
Funko, LLC	127	—	—	127
Precision International, LLC	—	125	—	125
Red Ventures, LLC	—	122	—	122
Flight Fit N Fun LLC	577	—	(725)	(148)
Frontier Financial Group Inc.	—	(404)	—	(404)
LDiscovery, LLC	—	(460)	—	(460)
GFRC Holdings, LLC	—	(503)	—	(503)
New Trident Holdcorp, Inc.	—	(566)	—	(566)
Vacation Rental Pros Property Management, LLC	—	(590)	—	(590)
Arc Drilling Holdings LLC	—	(675)	—	(675)
Defiance Integrated Technologies, Inc.	—	(1,117)	—	(1,117)
Sunshine Media Holdings	—	(1,228)	—	(1,228)
Other, net (<$250)	194	128	(105)	217

Total:	$898	$5,224	$(830)	$5,292

The largest driver of our net unrealized appreciation for the six months ended March 31, 2018 was an improvement in financial and operational performance of certain portfolio companies, most notably Francis Drilling Fluids, Ltd. (“FDF”), Edge, and ADC. This appreciation was partially offset by the decline in the financial and operational performance of Sunshine and Defiance.

During the six months ended March 31, 2017, we recorded net unrealized depreciation of investments in the aggregate amount of $1.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2017, were as follows:

	Six Months Ended March 31, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
SourceHOV, LLC	$—	$1,733	$—	$1,733
Funko, LLC	1,251	(7)	—	1,244
Edge Adhesives Holdings, Inc.	—	925	—	925
Meridian Rack & Pinion, Inc.	—	922	—	922
The Mochi Ice Cream Company	—	424	—	424
Vitera Healthcare Solutions, Inc.	—	213	115	328
Defiance Integrated Technologies, Inc.	—	316	—	316
IA Tech, LLC	—	230	—	230
Drumcree, LLC	—	154	—	154
Vision Government Solutions, Inc.	—	150	—	150
TWS Acquisition Corporation	—	103	—	103
WadeCo Specialties, Inc.	—	103	—	103
Leeds Novamark Capital I, L.P.	—	101	—	101
AG Transportation Holdings, LLC	—	98	—	98
Autoparts Holdings Limited	1	—	90	91
B+T Group Acquisition, Inc.	—	90	—	90
Merlin International, Inc.	—	88	—	88
United Flexible, Inc.	—	(296)	—	(296)
Targus Group International, Inc.	—	(521)	—	(521)
Sunshine Media Holdings	(5,000)	763	3,612	(625)
Lignetics, Inc.	—	(655)	—	(655)
Behrens Manufacturing, LLC	2,544	—	(3,211)	(667)
LWO Acquisitions Company LLC	—	(696)	—	(696)
Flight Fit N Fun LLC	—	(727)	—	(727)
Vertellus Holdings LLC	109	(1,244)	—	(1,135)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Alloy Die Casting Co.	—	(1,215)	—	(1,215)
Francis Drilling Fluids, Ltd.	—	(4,546)	—	(4,546)
Other, net (<$250)	22	187	(120)	89

Total:	$(3,403)	$(3,307)	$1,605	$(5,105)

The largest driver of our net unrealized depreciation for the six months ended March 31, 2017 was a decline in financial and operation performance of certain portfolio companies, most notably FDF, Vertellus Holdings LLC, ADC, and the reversal of previously recorded unrealized appreciation on Behrens upon exit. This depreciation was partially offset by the appreciation on Source and Edge and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off.

Net Unrealized Appreciation of Other

We recorded $0.1 million of net unrealized appreciation on our Credit Facility recorded at fair value during each of the six months ended March 31, 2018 and 2017.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash used in operating activities for the six months ended March 31, 2018 was $32.3 million as compared to net cash provided by operating activities of $10.2 million for the six months ended March 31, 2017. The change was primarily due to an increase in purchases of investments and a decrease in principal repayments on investments and net proceeds from sale of investments period over period. Purchases of investments were $76.4 million during the six months ended March 31, 2018 compared to $59.7 million during the six months ended March 31, 2017. Repayments and net proceeds from sales were $34.0 million during the six months ended March 31, 2018 compared to $65.1 million during the six months ended March 31, 2017.

As of March 31, 2018, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $456.8 million. As of March 31, 2017, we had loans to, syndicated participations in or equity investments in 44 companies, with an aggregate cost basis of approximately $374.9 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2018 and 2017:

	Six Months Ended March 31,
	2018	2017
Beginning investment portfolio, at fair value	$352,373	$322,114
New investments	64,436	56,241
Disbursements to existing portfolio companies	11,941	3,417
Scheduled principal repayments on investments	(3,638)	(2,319)
Unscheduled principal repayments on investments	(29,102)	(54,436)
Net proceeds from sale of investments	(1,301)	(8,311)
Net unrealized appreciation (depreciation)	5,224	(3,307)
Reversal of prior period (appreciation) depreciation	(830)	1,605
Net realized gain (loss)	600	(3,403)
Increase in investments due to PIK(A)	2,338	2,289
Net change in premiums, discounts and amortization	97	(373)

Investment Portfolio, at Fair Value	$402,138	$313,517

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2018:

		Amount
For the remaining six months ending September 30:	2018	$33,604
For the fiscal years ending September 30:	2019	49,470
	2020	82,400
	2021	85,214
	2022	49,707
	Thereafter	119,863

	Total contractual repayments	$420,258
	Adjustments to cost basis of debt investments	(5,700)
	Investments in equity securities	42,248

	Investments held as of March 31, 2018 at Cost:	$456,806

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2018 was $29.1 million, which consisted primarily of $34.8 million in net borrowings on our Credit Facility and $6.8 million in proceeds from the issuance of common stock, net of underwriting costs, partially offset by $11.2 million in distributions to common stockholders.

Net cash used in financing activities for the six months ended March 31, 2017 was $11.4 million, which consisted primarily of net repayments on our Credit Facility of $17.2 million and $10.6 million of distributions to common stockholders, partially offset by $16.5 million in net proceeds from our common stock offering.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the six months ended March 31, 2018 and 2017, which totaled an aggregate of $11.2 million and $10.6 million, respectively. In April 2018, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May, and June 2018. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2018.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid a combined dividend for the pro-rated period from and including the issuance date, September 27, 2017, to and including September 30, 2017 and the full month of October 2017, which totaled $0.141667 per share, to the holders of our Series 2024 Term Preferred Stock and monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of the five months from November 2017 through March 2018. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

Equity

Registration Statement

We filed Post-Effective Amendment No. 5 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2018, we have the ability to issue up to $217.7 million in securities under the Registration Statement.

Common Stock

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the six months ended March 31, 2018, we sold 737,077 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.40 per share and raised $6.9 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $6.8 million. As of March 31, 2018, we had a remaining capacity to sell up to $35.6 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. We did not sell any shares under the Sales Agreements during the six months ended March 31, 2017.

Pursuant to our Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million. The net proceeds of this offering were used to repay borrowings under our Credit Facility.

We anticipate issuing equity securities to obtain additional capital in the future. However, we cannot determine the timing or terms of any future equity issuances or whether we will be able to issue equity on terms favorable to us, or at all. To the extent that our common stock trades at a market price below our NAV per share, we will generally be precluded from raising equity capital through public offerings of our common stock, other than pursuant to stockholder and independent director approval or a rights offering to existing common stockholders. We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV at our annual meeting of stockholders held on February 8, 2018. Should we decide to issue shares of common stock at a price below NAV in the future, we will seek the requisite approval of our stockholders at such time.

On May 1, 2018, the closing market price of our common stock was $8.73, a 1.3% premium to our March 31, 2018 NAV per share of $8.62.

Term Preferred Stock

Pursuant to our Registration Statement, in September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period from issuance through September 30, 2024, the mandatory redemption date. The offering proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share. In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of March 31, 2018 was 226.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

Revolving Credit Facility

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately 2 years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. If our Credit Facility is not renewed or extended by January 15, 2021, all principal and interest will be due and payable on or before April 15, 2022 (fifteen months after the revolving period end date). Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 15, 2021.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $225.2 million as of March 31, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $280.0 million, asset coverage on our “senior securities representing indebtedness” of 318.4% and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of March 31, 2018. As of March 31, 2018, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of March 31, 2018 and September 30, 2017, we had off-balance sheet success fee receivables on our accruing debt investments of $6.4 million and $4.6 million (or approximately $0.24 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2018 and September 30, 2017 to be immaterial.

The following table shows our contractual obligations as of March 31, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$127,800	$—	$127,800
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Interest expense on debt obligations(C)	9,587	19,173	13,232	4,658	46,649

Total	$9,587	$19,173	$141,032	$56,408	$226,199

(A)	Excludes unused line of credit, unused delayed draw term loan, and uncalled capital commitments to our portfolio companies in an aggregate amount of $20.1 million, at cost, as of March 31, 2018.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2018. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend payments through the date of mandatory redemption.

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

The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by an SEC registered Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO would for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.

The following table reflects risk ratings for all proprietary loans in our portfolio (all of which were risk rated by our Adviser) at March 31, 2018 and September 30, 2017, representing approximately 92.6% and 91.9% of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2018	2017
Highest	10.0	9.0
Average	6.2	5.7
Weighted Average	6.3	5.8
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were risk rated by an NRSRO at March 31, 2018 and September 30, 2017, representing approximately 6.3% and 6.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2018	2017
Highest	6.0	6.0
Average	3.8	4.4
Weighted Average	4.0	4.6
Lowest	1.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not risk rated by an NRSRO (and thus were risk rated by our Adviser) at March 31, 2018 and September 30, 2017, representing approximately 1.1% and 1.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2018	2017
Highest	3.0	3.0
Average	2.5	3.0
Weighted Average	2.2	3.0
Lowest	2.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of March 31, 2018, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	90.0%
Fixed rates	10.0

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2018 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2018 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to this section and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report and the section captioned “Item 1A. Risk Factors.” The risks described below and in our Annual Report not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently-enacted legislation allows us to incur additional leverage under the 1940 Act, distinct from certain of our obligations under our Credit Facility and our Series 2024 Term Preferred Stock.

Historically, as a BDC, under the 1940 Act, we are generally required to maintain asset coverage of 200% for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On March 23, 2018, President Trump signed into legislation the Consolidated Appropriations Act of 2018, also known as the “omnibus spending package.” Included in Title VIII therein is the Small Business Credit Availability Act that includes certain regulations under the federal securities laws impacting BDCs. Among other items, the Small Business Credit Availability Act allows a BDC to increase the amount of debt it may incur by modifying the asset coverage percentage from 200% to 150% (subject to specific approval and disclosure requirements).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Director’s approval; thus, it will be effective on April 10, 2019. Therefore, we may be able to issue an increased amount of senior securities and incur additional indebtedness in the future and, therefore, your risk of an investment in us may increase.

Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we remain subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our Series 2024 Term Preferred Stock. If we drop below the 200% minimum asset coverage requirement, we may under certain circumstances be required to repay all outstanding indebtedness under our Credit Facility and redeem our Series 2024 Term Preferred Stock. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

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

The individual and collective impact of these provisions and other provisions of the Tax Act on the Company and its stockholders remains uncertain, and may not become evident for some period of time. In addition, other legislative, regulatory or administrative changes may be enacted or promulgated, either prospectively or with retroactive effect, and may adversely affect the Company or its stockholders. The Company’s stockholders should consult their individual tax advisors regarding the implications of the Tax Act and other potential legislative, regulatory or administrative changes on their investment in the Company’s securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

10.1	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of March 9, 2018 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 12, 2018.

11	Computation of Per Share Earnings (included in the notes to the unaudited consolidated financial statements contained in this report).*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Acting Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Acting Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

GLADSTONE CAPITAL CORPORATION

By:	/s/ Julia Ryan
Julia Ryan
Acting Principal Financial Officer

Date: May 2, 2018