Form 10-Q
period 2018-06-30
GLADSTONE CAPITAL CORP
filed 2018-07-31
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 30, 2018 was 27,800,899.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30,	September 30,
	2018	2017
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $357,598 and $318,952, respectively)	$336,772	$290,860
Affiliate investments (Cost of $54,195 and $49,868, respectively)	51,892	42,648
Control investments (Cost of $41,865 and $42,615 respectively)	16,224	18,865
Cash and cash equivalents	2,421	5,012
Restricted cash and cash equivalents	186	258
Interest receivable, net	2,699	1,699
Due from administrative agent	3,236	3,086
Deferred financing fees	1,531	853
Other assets, net	463	2,579

TOTAL ASSETS	$415,424	$365,860

LIABILITIES
Borrowings, at fair value (Cost of $117,000 and $93,000, respectively)	$117,000	$93,115
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively	50,007	49,849
Accounts payable and accrued expenses	281	522
Interest payable	319	264
Fees due to Adviser(A)	2,004	1,292
Fee due to Administrator(A)	310	244
Other liabilities	552	924

TOTAL LIABILITIES	$170,473	$146,210

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value, 44,560,000 and 44,560,000 shares authorized, respectively, and 27,660,432 and 26,160,684 shares issued and outstanding, respectively	$28	$26
Capital in excess of par value	361,549	348,248
Cumulative net unrealized depreciation of investments	(48,770)	(59,062)
Cumulative net unrealized depreciation of other	—	(115)
Over distributed net investment income	(237)	(139)
Accumulated net realized losses	(67,619)	(69,308)

TOTAL NET ASSETS	$244,951	$219,650

NET ASSET VALUE PER COMMON SHARE	$8.86	$8.40

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$8,675	$6,885	$24,642	$18,651
Affiliate investments	1,243	1,042	3,531	3,176
Control investments	375	371	1,438	1,249
Cash and cash equivalents	9	7	28	14

Total interest income (excluding PIK interest income)	10,302	8,305	29,639	23,090
PIK interest income
Non-Control/Non-Affiliate investments	1,063	1,162	3,257	3,223
Affiliate investments	70	162	209	537

Total PIK interest income	1,133	1,324	3,466	3,760
Total interest income	11,435	9,629	33,105	26,850
Success fee income
Non-Control/Non-Affiliate investments	430	—	430	391
Affiliate investments	—	—	—	1,142

Total success fee income	430	—	430	1,533
Other income	514	3	789	16

Total investment income	12,379	9,632	34,324	28,399

EXPENSES
Base management fee(A)	1,801	1,480	5,261	4,217
Loan servicing fee(A)	1,294	1,071	3,754	3,009
Incentive fee(A)	1,499	1,116	4,082	3,479
Administration fee(A)	310	272	894	858
Interest expense on borrowings	1,556	904	4,356	2,047
Dividend expense on mandatorily redeemable preferred stock	776	1,029	2,328	3,087
Amortization of deferred financing fees	237	274	777	821
Professional fees	200	223	745	665
Other general and administrative expenses	266	230	828	774

Expenses, before credits from Adviser	7,939	6,599	23,025	18,957
Credit to base management fee - loan servicing fee(A)	(1,294)	(1,071)	(3,754)	(3,009)
Credits to fees from Adviser - other(A)	(262)	(1,275)	(2,133)	(3,494)

Total expenses, net of credits	6,383	4,253	17,138	12,454

NET INVESTMENT INCOME	5,996	5,379	17,186	15,945

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	158	(23)	984	3,903
Affiliate investments	41	—	145	(2,330)
Control investments	—	—	(32)	(4,999)
Other	—	—	(133)	—

Total net realized gain (loss)	199	(23)	964	(3,426)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	3,755	283	7,266	(6,320)
Affiliate investments	2,252	190	4,917	364
Control investments	(109)	516	(1,891)	5,243
Other	—	(182)	115	(71)

Total net unrealized appreciation (depreciation)	5,898	807	10,407	(784)

Net realized and unrealized gain (loss)	6,097	784	11,371	(4,210)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,093	$6,163	$28,557	$11,735

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.22	$0.21	$0.64	$0.63

Net increase in net assets resulting from operations	$0.45	$0.24	$1.07	$0.46

Distributions declared and paid	$0.21	$0.21	$0.63	$0.63

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	27,134,305	25,576,149	26,788,172	25,288,289

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
OPERATIONS
Net investment income	$17,186	$15,945
Net realized gain (loss) on investments	1,097	(3,426)
Realized loss on other	(133)	—
Net unrealized appreciation (depreciation) of investments	10,292	(713)
Net unrealized appreciation (depreciation) of other	115	(71)

Net increase in net assets resulting from operations	28,557	11,735

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(16,898)	(15,945)

Total distributions to common stockholders	(16,898)	(15,945)

CAPITAL TRANSACTIONS
Issuance of common stock	13,893	20,932
Discounts, commissions and offering costs for issuance of common stock	(251)	(946)

Net increase in net assets resulting from capital transactions	13,642	19,986

NET INCREASE IN NET ASSETS	25,301	15,776
NET ASSETS, BEGINNING OF PERIOD	219,650	201,207

NET ASSETS, END OF PERIOD	$244,951	$216,983

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$28,557	$11,735
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(96,520)	(95,449)
Principal repayments on investments	57,096	62,792
Net proceeds from sale of investments	1,567	8,289
Increase in investments due to paid-in-kind interest or other	(3,454)	(3,599)
Net change in premiums, discounts and amortization	(45)	439
Net realized (gain) loss on investments	(1,097)	3,426
Net unrealized (appreciation) depreciation of investments	(10,292)	713
Net unrealized (appreciation) depreciation of other	(115)	71
Changes in assets and liabilities:
Decrease in restricted cash and cash equivalents	72	133
Amortization of deferred financing fees	777	821
(Increase) decrease in interest receivable, net	(1,000)	49
Increase in due from administrative agent	(150)	(693)
Decrease (increase) in other assets, net	2,105	(1,539)
Decrease in accounts payable and accrued expenses	(241)	(800)
Increase in interest payable	55	34
Increase (decrease) in fees due to Adviser(A)	712	(762)
Increase (decrease) in fee due to Administrator(A)	66	(10)
(Decrease) increase in other liabilities	(141)	334

Net cash used in operating activities	(22,048)	(14,016)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	109,600	108,000
Repayments on borrowings	(85,600)	(97,100)
Deferred financing fees	(1,329)	(75)
Proceeds from issuance of common stock	13,893	20,932
Discounts, commissions and offering costs for issuance of common stock	(209)	(946)
Distributions paid to common stockholders	(16,898)	(15,945)

Net cash provided by financing activities	19,457	14,866

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,591)	850
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,012	6,152

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,421	$7,002

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 137.5%
Secured First Lien Debt – 71.1%
Automobile – 1.4%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.6% Cash, Due 6/2019) (C)	$4,140	$4,140	$3,312

Beverage, Food, and Tobacco – 2.6%
Triple H Food Processors, LLC - Line of Credit, $1,500 available (L + 6.8%, 8.8% Cash, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.3% Cash, Due 8/2020)(C)	6,200	6,200	6,324

		6,200	6,324

Buildings and Real Estate – 0.9%
GFRC Holdings, LLC – Line of Credit, $50 available (L + 8.0%, 10.1% Cash, Due 9/2018)(E)	1,150	1,150	1,150
GFRC Holdings, LLC – Term Debt (L + 8.0%, 10.1% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,150	2,150

Diversified/Conglomerate Service – 20.3%
IA Tech, LLC – Term Debt (L + 11.0%, 13.1% Cash, Due 6/2023)(C)	30,000	30,000	30,000
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.3% Cash, Due 12/2021)(Q)(U)	8,415	8,415	8,415
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 10.8% Cash, Due 1/2019)(C)	1,450	1,450	1,431
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 1/2019)(C)(F)	1,600	1,600	1,414
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 1/2019)(C)	9,000	9,000	8,344

		50,465	49,604

Healthcare, education, and childcare – 7.4%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 8.8%, 10.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $8,560 available (L + 8.8%, 10.8% Cash, Due 8/2022)(C)	1,440	1,440	1,460
EL Academies, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 8/2022)(C)	12,000	12,000	12,165
TWS Acquisition Corporation – Term Debt (L + 8.0%, 10.1% Cash, Due 7/2020)(Q)	4,500	4,500	4,500

		17,940	18,125

Machinery – 2.6%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 10.1% Cash, Due 11/2020)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.6% Cash, 3.0% PIK, Due 11/2022)(C)	5,915	5,915	5,752
Precision International, LLC – Term Debt (10.0%, Due 9/2021)(C)(F)	836	836	834

		6,751	6,586

Oil and Gas – 16.3%
Impact! Chemical Technologies, Inc. – Line of Credit, $0 available (L + 8.8%, 10.8% Cash, Due 12/2020)(C)	2,500	2,500	2,519
Impact! Chemical Technologies, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 12/2020)(C)	20,000	20,000	20,150
WadeCo Specialties, Inc. – Term Debt (L + 7.0%, 9.1% Cash, Due 3/2019)(C)	9,941	9,941	10,090
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	7,070

		39,441	39,829

Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.0% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 19.6%
Applied Voice & Speech Technologies, Inc. – Term Debt (L + 9.3%, 11.3% Cash, Due 10/2022)(C)	10,450	10,450	10,346
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.1% Cash, Due 12/2019)(C)	6,000	6,000	5,985
NetFortris Corp. – Term Debt (L + 8.4%, 10.5% Cash, Due 2/2021)(C)	23,700	23,700	24,174
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.3% Cash, Due 10/2022)(C)	7,695	7,695	7,714

		47,845	48,219

Total Secured First Lien Debt		$175,039	$174,149

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 59.5%
Automobile – 2.1%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,979	$5,063

Beverage, Food, and Tobacco – 2.8%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.6% Cash, Due 12/2023)(C)	6,750	6,725	6,818

Cargo Transportation– 5.4%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,163

Chemicals, Plastics, and Rubber – 0.4%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.0% Cash, Due 10/2021)(C)	1,099	1,099	1,098

Diversified/Conglomerate Manufacturing – 8.5%
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.1% Cash, Due 4/2021)(C)	5,235	5,235	4,712
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.1% Cash, Due 4/2021)(C)	75	75	68
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.1% Cash, Due 4/2021)(C)	390	390	353
United Flexible, Inc.– Term Debt (L + 9.3%, 11.3% Cash, Due 2/2022)(C)	15,300	15,227	15,663

		20,927	20,796

Diversified/Conglomerate Service – 11.8%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 4/2026)(D)	3,000	2,941	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.1% Cash, Due 10/2025)(D)	3,000	2,977	2,940
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,128
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.6% Cash, Due 5/2025)(D)(U)	4,000	3,927	4,010
LDiscovery, LLC – Term Debt (L + 10.0%, 12.1% Cash, Due 12/2023)(D)	5,000	4,830	4,500
Red Ventures, LLC – Term Debt (L + 8.0%, 10.1% Cash, Due 11/2025)(D)	3,313	3,256	3,379

		29,031	28,987

Healthcare, education, and childcare – 11.9%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.3% Cash, Due 6/2025)(D)	3,000	2,959	3,000
Merlin International, Inc. – Term Debt (L + 10.0%, 12.1% Cash, Due 10/2022)(C)	20,000	20,000	20,650
NetSmart Technologies, Inc. – Term Debt (L + 9.5%, 11.6% Cash, Due 10/2023)(Q)	3,660	3,613	3,696
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 5.4% Cash, 6.7% PIK, Due 7/2020)(E)(U)	4,309	4,309	1,745

		30,881	29,091

Home and Office Furnishings, Housewares and Durable Consumer Products – 4.2%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,200

Hotels, Motels, Inns, and Gaming – 2.5%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.1% Cash, 3.0% PIK, Due 6/2023)(C)	7,310	7,310	6,213

Oil and Gas – 8.3%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 12.4% PIK, Due 4/2020)(C)	18,321	18,227	13,896
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3%, 11.3% PIK, Due 4/2020)(C)	8,395	8,349	6,338

		26,576	20,234
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.6% Cash, Due 7/2022)(C)	4,000	4,000	4,035

Total Secured Second Lien Debt		$154,528	$145,698

Unsecured Debt – 1.4%
Healthcare, education, and childcare – 1.4%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,523	$3,523	$3,531

Preferred Equity – 1.6%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$—

Buildings and Real Estate – 0.1%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	125

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.4%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	241
United Flexible, Inc.– Preferred Stock(E)(G)	538	538	691

		2,730	932

Diversified/Conglomerate Service – 0.1%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	123
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—

		500	123

Oil and Gas – 0.9%
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)	1,656	1,215	—
WadeCo Specialties, Inc. – Preferred Stock(E)(G)	1,000	618	2,257

		1,833	2,257

Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	1,250,000	125	375

		1,924	375

Total Preferred Equity		$9,461	$3,812

Common Equity – 3.9%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,449	$616

Automobile– 0.3%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	684

Beverage, Food, and Tobacco – 0.3%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	258
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	586

		700	844
Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Cargo Transportation – 0.5%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	922
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	348

		1,244	1,270
Chemicals, Plastics, and Rubber – 0.3%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,017	634

Diversified/Conglomerate Manufacturing – 0.2%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	597

		166	597
Healthcare, education, and childcare – 1.2%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(E)(G)	520	520	553
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	2,523

		5,308	3,076
Machinery – 0.3%
Arc Drilling Holdings LLC – Common Stock(E)(G)	16.7%	1,500	490
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	168

		1,500	658
Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)	1,656	1	—
W3, Co. – Common Equity(D)(G)	435	499	131

		500	131
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	360
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	67,873	167	712

		667	1,072
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$15,047	$9,582

Total Non-Control/Non-Affiliate Investments		$357,598	$336,772

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 21.2%
Secured First Lien Debt – 8.1%
Diversified/Conglomerate Manufacturing – 8.1%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.6% Cash, Due 2/2019)(C)	$6,200	$6,200	$6,045
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2019)(C)	1,600	1,600	1,568
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%. 7.6% Cash, 2.0% PIK, Due 12/2019)(C)	2,790	2,790	2,706
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 10.6% Cash, 2.0% PIK, Due 12/2019)(C)	11,109	11,109	9,469

		21,699	19,788

Total Secured First Lien Debt		$21,699	$19,788

Secured Second Lien Debt – 8.7%
Diversified Natural Resources, Precious Metals and Minerals – 8.7%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$6,007
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	8,010
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,304
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	4,005

		21,300	21,326

Total Secured Second Lien Debt		$21,300	$21,326

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(C)(P)	$95	$95	$81

Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$2,562

Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	867

Total Preferred Equity		$3,316	$3,429

Common Equity – 3.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—

Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	853

Textiles and Leather – 2.6%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	6,415

Total Common Equity		$7,785	$7,268

Total Affiliate Investments		$54,195	$51,892

CONTROL INVESTMENTS(O) – 6.6%
Secured First Lien Debt – 2.2%
Machinery – 1.3%
PIC 360, LLC – Term Debt (14.0%, Due 9/2019)(E)(F)	$3,250	$3,250	$3,250
Printing and Publishing – 0.9%
Sunshine Media Holdings – Line of Credit, $672 available (8.0% Cash, Due 5/2018)(E)(F)(Z)	1,328	1,328	1,328
Sunshine Media Holdings – Term Debt (8.0% Cash, Due 5/2018)(E)(F)(H)(Z)	5,000	3,525	289
Sunshine Media Holdings – Term Debt (L + 3.8%, 5.8% Cash, Due 5/2018)(E)(H)(Z)	11,948	8,401	692
Sunshine Media Holdings – Term Debt (L + 4.0%, 6.1% Cash, Due 5/2018)(E)(H)(Z)	10,700	10,700	—

		23,954	2,309

Total Secured First Lien Debt		$27,204	$5,559

Secured Second Lien Debt – 3.3%
Automobile– 3.3%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.6% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(E)(G)(Z)	15,270	$5,275	$—

Common Equity – 1.1%
Automobile– 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,400

Machinery – 0.5%
PIC 360, LLC – Common Equity Units(E)(G)	75	1	1,200

Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(E)(G)(Z)	1,867	740	—
Sunshine Media Holdings – Common Stock Warrants(E)(G)(Z)	72	—	—

		740	—

Total Common Equity		$1,321	$2,600

Total Control Investments		$41,865	$16,224

TOTAL INVESTMENTS – 165.3%		$453,658	$404,888

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $354.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2018, our investments in FedCap Partners, LLC (“FedCap”), Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.9% of total investments, at fair value, as of June 30, 2018.
(B)	Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.09% as of June 30, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”)(formerly Standard and Poor’s Securities Evaluations, Inc.).
(D)	Fair value was based on the indicative bid price on or near June 30, 2018, offered by the respective syndication agent’s trading desk.
(E)	Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	Reserved.
(J)	Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)	There are certain limitations on our ability to transfer our units owned, withdraw or resign prior to dissolution of the entity, which must occur no later than May 3, 2020.
(L)	There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)	Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)	Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)	Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)	Our investment in Funko was valued using Level 2 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.34% as of June 30, 2018.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 5.00% as of June 30, 2018.
(W)	Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2018.
(Z)	We are in the process of restructuring this investment.

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

JUNE 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 946 Financial Services-Investment Companies (“ASC 946”). In addition, we have elected to be treated for tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2018, are not necessarily indicative of results that ultimately may be achieved for the fiscal year or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the SEC on November 20, 2017.

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

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy and each quarter the Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and also review whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments. ICE, Data Pricing and Reference Data, LLC (“ICE”) (formerly Standard and Poor’s Securities Evaluations, Inc.), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value, and whether it is reasonable in light of the Policy, and other relevant facts and circumstances and then votes to accept or reject the Valuation Team’s recommended fair value.

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or EBITDA); EBITDA obtained from our indexing methodology whereby the original transaction EBITDA at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

TEV is primarily calculated using EBITDA; however, TEV may also be calculated using revenue multiples or a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses a DCF analysis to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

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

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including, but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties, any relevant offers or letters of intent to acquire the portfolio company, timing of expected loan repayments, and the markets in which the portfolio company operates. New and follow-on debt and equity investments made during the current reporting quarter are generally valued at our original cost basis, as appropriate, as near-measurement date transaction value generally is a reasonable indicator of fair value.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At June 30, 2018, certain loans to one portfolio company, Sunshine Media Holdings, were on non-accrual status with an aggregate debt cost basis of approximately $22.6 million, or 5.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $1.0 million, or 0.3% of the fair value of all debt investments in our portfolio. At September 30, 2017, certain loans to two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Co., were on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.6 million, or 1.7% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2018 and September 30, 2017, we had seven and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $12 and $122 for the three and nine months ended June 30, 2018, respectively, and $57 and $144 during the three and nine months ended June 30, 2017, respectively. The unamortized balance of OID investments as of June 30, 2018 and September 30, 2017 totaled $0.5 million and $0.4 million, respectively. As of each of June 30, 2018 and September 30, 2017, we had six investments which had a PIK interest component. We recorded PIK interest income of $1.1 million and $3.5 million during the three and nine months ended June 30, 2018, respectively, as compared to $1.3 million and $3.8 million during the three and nine months ended June 30, 2017, respectively. We collected $0 and $0.8 million in PIK interest in cash during the three and nine months ended June 30, 2018, respectively, as compared to $0 and $1.0 million during the three and nine months ended June 30, 2017, respectively.

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

As of June 30, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs and our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient. As of September 30, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 due to convertibility of our investment into shares of Funko, Inc. During the three and nine months ended June 30, 2017, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of June 30, 2018 and September 30, 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2018:
Secured first lien debt	$199,496		$—	$—		$199,496
Secured second lien debt	175,089		—	—		175,089
Unsecured debt	3,612		—	—		3,612
Preferred equity	7,241		—	—		7,241
Common equity/equivalents	16,311	(B)	—	712	(A)	15,599

Total Investments at June 30, 2018	$401,749		$—	$712		$401,037

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Secured first lien debt	$173,896		$—	$—	$173,896
Secured second lien debt	155,249		—	—	155,249
Unsecured debt	3,324		—	—	3,324
Preferred equity	6,561		—	—	6,561
Common equity/equivalents	10,947	(B)	—	—	10,947

Total Investments at September 30, 2017	$349,977		$—	$—	$349,977

(A)	Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.
(B)	Excludes our investments in FedCap and Leeds with fair values of $0.6 million and $2.5 million, respectively, as of June 30, 2018 and fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017. FedCap and Leeds were valued using net asset value as a practical expedient.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of June 30, 2018 and September 30, 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2018		September 30, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$174,149		$147,447
Secured second lien debt	145,698		129,890
Unsecured debt	3,531		3,324
Preferred equity	3,812		5,735
Common equity/equivalents	5,731	(A)	2,068	(B)

Total Non-Control/Non-Affiliate Investments	$332,921		$288,464

Affiliate Investments
Secured first lien debt	$19,788		$18,821
Secured second lien debt	21,326		17,294
Unsecured debt	81		—
Preferred equity	3,429		826
Common equity/equivalents	7,268		5,707

Total Affiliate Investments	$51,892		$42,648

Control Investments
Secured first lien debt	$5,559		$7,628
Secured second lien debt	8,065		8,065
Common equity/equivalents	2,600		3,172

Total Control Investments	$16,224		$18,865

Total Investments at Fair Value Using Level 3 Inputs	$401,037		$349,977

(A)	Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.5 million, and $0.7 million, respectively, as of June 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs.
(B)	Excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2018 and September 30, 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2018	September 30, 2017	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2018	September 30, 2017
Secured first lien debt(A)	$191,787	$136,272	Yield Analysis	Discount Rate	6.8% - 23.7% / 12.2%	8.0% - 25.0% / 12.5%
	7,709	37,624	TEV	EBITDA multiple	3.3x – 3.3x /3.3x	3.2x – 10.1x / 8.2x
				EBITDA	$1,467 - $1,467 / $1,467	$1,378 - $9,420 / $6,676
				Revenue multiple	0.3x – 0.5x / 0.3x	0.3x – 0.4x / 0.3x
				Revenue	$4,574 - $7,698 /$7,482	$6,934 - $12,094 / $11,733
Secured second lien debt(B)	140,724	122,165	Yield Analysis	Discount Rate	10.5% - 22.2% /13.8%	10.8% - 23.3% / 14.0%
	24,555	22,607	Market Quote	IBP	90.0% - 102.0% / 98.3%	84.5% - 101.5% / 97.2%
	9,810	10,477	TEV	EBITDA multiple	4.7x – 6.5x /5.3x	4.8x – 6.6x /5.4x
				EBITDA	$2,954 - $72,564 / $27,196	$3,000 - $73,650 / $26,424
Unsecured debt	3,612	3,324	Yield Analysis	Discount Rate	9.9% - 14.3% / 10.0%	10.0% - 10.0% / 10.0%
Preferred and common equity / equivalents(C)(D)	22,709	17,370	TEV	EBITDA multiple	3.3x – 9.7x / 6.4x	3.2x – 10.1x / 6.1x
				EBITDA	$374 -$30,047 /$14,271	$890 -$84,828/ $12,835
				Revenue multiple	0.3x – 1.7x / 0.5x	0.3x – 6.5 x /0.7x
				Revenue	$2,973 - $529,389 /$155,219	$2,317 - $503,620/ $128,819
	131	138	Market Quotes	IBP	26.2% - 26.2% /26.2%	27.9% - 27.9% / 27.9%

Total Level 3 Investments, at Fair Value	$401,037	$349,977

(A)

Fair value as of June 30, 2018 includes two proprietary debt investments totaling $12.9 million, which were valued at the expected payoff amount as the unobservable input. Fair value as of September 30, 2017 includes one new proprietary debt investment totaling $12.0 million, which was valued at cost, using the transaction price as the unobservable input, and one proprietary debt investment totaling $7.8 million, which was valued at the expected payoff amount as the unobservable input.

(B)

Fair value as of June 30, 2018 includes one syndicated debt investment totaling $3.7 million, which was valued at the expected payoff amount as the unobservable input. Fair value as of September 30, 2017 includes one proprietary debt investment totaling $3.5 million, which was valued at the expected payoff amount as the unobservable input.

(C)

Fair value as of September 30, 2017 includes two new proprietary investments totaling $1.0 million, which were valued at cost, using the transaction price as the unobservable input, and one proprietary investment totaling $1.4 million, which was valued at the expected payoff amount as the unobservable input.

(D)

Fair value as of June 30, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.5 million, and $0.7 million, respectively, as of June 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of June 30, 2018. Fair value as of September 30, 2017 excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured	Secured			Common
Three months ended June 30, 2018	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of March 31, 2018	$195,793	$180,045	$3,540	$6,175	$13,447	$399,000
Total gains (losses):
Net unrealized (depreciation) appreciation(B)	(1,544)	3,922	(13)	1,066	2,152	5,583
Reversal of prior period net appreciation on realization(B)	—	(440)	—	—	—	(440)
New investments, repayments and settlements: (C)
Issuances/originations	7,106	13,925	85	—	—	21,116
Settlements/repayments	(1,859)	(22,363)	—	—	—	(24,222)

Fair Value as of June 30, 2018	$199,496	$175,089	$3,612	$7,241	$15,599	$401,037

	Secured	Secured			Common
Nine Months Ended June 30, 2018	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized (loss) gain(A)	(3)	37	—	597	(31)	600
Net unrealized (depreciation) appreciation(B)	(1,434)	6,775	(5)	2,138	3,132	10,606
Reversal of prior period net appreciation on realization(B)	—	(545)	—	(725)	—	(1,270)
New investments, repayments and settlements: (C)
Issuances/originations	56,427	41,084	293	125	1,521	99,450
Settlements/repayments	(19,230)	(37,636)	—	—	—	(56,866)
Sales	3	(38)	—	(1,296)	30	(1,301)
Transfers	(10,163)	10,163	—	(159)	—	(159)

Fair Value as of June 30, 2018	$199,496	$175,089	$3,612	$7,241	$15,599	$401,037

	Secured	Secured			Common
Three Months Ended June 30, 2017	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of March 31, 2017	$174,033	$121,097	$3,185	$4,666	$7,968	$310,949
Total gains (losses):
Net realized loss(A)	(14)	—	—	(8)	(1)	(23)
Net unrealized appreciation (depreciation)(B)	387	(1,280)	(50)	963	672	692
New investments, repayments and settlements:(C)
Issuances/originations	3,001	33,128	80	890	—	37,099
Settlements/repayments	(6,052)	(84)	34	—	—	(6,102)
Sales	14	—	—	8	1	23

Fair Value as of June 30, 2017	$171,369	$152,861	$3,249	$6,519	$8,640	$342,638

	Secured	Secured			Common
Nine Months Ended June 30, 2017	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$7,755	$320,070
Total gains (losses):
Net realized (loss) gain(A)	(4,913)	1	—	1,465	21	(3,426)
Net unrealized appreciation (depreciation)(B)	1,253	(3,262)	(43)	2,016	(2,679)	(2,715)
Reversal of prior period depreciation (appreciation) on realization(B)	2,114	180	—	(1,059)	370	1,605
New investments, repayments and settlements:(C)
Issuances/originations	33,130	63,264	241	1,644	345	98,624
Settlements/repayments	(54,909)	(8,361)	39	—	—	(63,231)
Sales	(87)	(1)	—	(7,809)	(392)	(8,289)
Transfers	(3,940)	720	—	—	3,220	—

Fair Value as of June 30, 2017	$171,369	$152,861	$3,249	$6,519	$8,640	$342,638

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017.
(C)	Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of June 30, 2018 and September 30, 2017, we held 38 and 35 proprietary investments with an aggregate fair value of $366.8 million and $318.6 million, or 90.6% and 90.4% of the total aggregate portfolio, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2018:

•	In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings LLC through a combination of secured first lien debt and equity.

•	In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt. In March 2018, we invested an additional $3.6 million in Gray Matter Systems, LLC, through secured second lien debt.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

•	In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

•	In February 2018, we invested an additional $4.0 million in an existing portfolio company, Lignetics, Inc., through secured first lien debt.

•	In March 2018, an existing portfolio company, EL Academies, Inc., drew an additional $1.4 million on the unused portion of its secured first lien delayed draw term loan.

•	In May 2018, our investment in TapRoot Partners, Inc. paid off, which resulted in prepayment fees of $0.5 million and success fee income of $0.4 million. In connection with the pay off, we received net cash proceeds of $22.9 million, including the repayment of our debt investment of $22.0 million at par.

•	In May 2018, we invested an additional $10.0 million in an existing portfolio company, Merlin International, Inc., through secured second lien debt.

•	In June 2018, we invested an additional $7.0 million in an existing portfolio company, IA Tech, LLC, through secured first lien debt.

Syndicated Investments

As of each of June 30, 2018 and September 30, 2017, we held 12 syndicated investments with an aggregate fair value of $38.1 million and $33.8 million, or 9.4% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the nine months ended June 30, 2018:

•	In October 2017, PSC Industrial Holdings, LLC paid off at par for net cash proceeds of $3.5 million.

•	In November 2017, DataPipe, Inc. paid off at par for net cash proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt. In March 2018, we sold $2.0 million of this investment for net cash proceeds of $2.0 million.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt. In January 2018, we sold this investment for net cash proceeds of $1.0 million.

•	In March 2018, we sold our $1.0 million investment in Neustar, Inc. for net cash proceeds of $1.0 million.

•	In April 2018, we invested $3.0 million in CHA Holdings, Inc. through secured second lien debt.

Investment Concentrations

As of June 30, 2018, our investment portfolio consisted of investments in 50 portfolio companies located in 25 states in 18 different industries, with an aggregate fair value of $404.9 million. The five largest investments at fair value totaled $120.9 million, or 29.9% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2017 totaling $110.9 million, or 31.5% of our total investment portfolio. As of June 30, 2018 and September 30, 2017, our average investment by obligor was $9.1 million and $8.8 million at cost, respectively.

The following table outlines our investments by security type at June 30, 2018 and September 30, 2017:

	June 30, 2018				September 30, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$223,942	49.4%	$199,496	49.3%	$198,942	48.4%	$173,896	49.4%
Secured second lien debt	183,893	40.5	175,089	43.2	168,247	40.9	155,249	44.1
Unsecured debt	3,618	0.8	3,612	0.9	3,324	0.8	3,324	0.9

Total debt investments	411,453	90.7	378,197	93.4	370,513	90.1	332,469	94.4

Preferred equity	18,052	4.0	7,241	1.8	18,794	4.5	6,561	1.9
Common equity/equivalents	24,153	5.3	19,450	4.8	22,128	5.4	13,343	3.7

Total equity investments	42,205	9.3	26,691	6.6	40,922	9.9	19,904	5.6

Total Investments	$453,658	100.0%	$404,888	100.0%	$411,435	100.0%	$352,373	100.0%

Our investments at fair value consisted of the following industry classifications at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$78,714	19.4%	$80,723	22.9%
Oil and gas	62,451	15.4	34,712	9.9
Healthcare, education and childcare	53,823	13.3	46,288	13.1
Telecommunications	48,594	12.0	31,350	8.9
Diversified/Conglomerate Manufacturing	44,756	11.0	40,843	11.6
Diversified natural resources, precious metals and minerals	23,046	5.7	18,949	5.4
Automobile	18,524	4.6	20,082	5.7
Cargo Transportation	14,433	3.6	13,081	3.7
Beverage, food and tobacco	13,986	3.5	14,103	4.0
Machinery	11,694	2.9	5,114	1.4
Home and Office Furnishings, Housewares and Durable Consumer Products	10,200	2.5	10,100	2.9
Textiles and leather	6,415	1.6	4,879	1.4
Hotels, Motels, Inns, and Gaming	6,213	1.5	7,136	2.0
Personal and non-durable consumer products	5,107	1.3	7,035	2.0
Printing and publishing	2,309	0.6	3,628	1.0
Leisure, Amusement, Motion Pictures, Entertainment	—	—	9,225	2.6
Other, < 2.0%	4,623	1.1	5,125	1.5

Total Investments	$404,888	100.0%	$352,373	100.0%

Our investments at fair value were included in the following U.S. geographic regions and other countries at June 30, 2018 and September 30, 2017:

	June 30, 2018		September 30, 2017
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$183,797	45.4%	$150,727	42.8%
West	111,103	27.5	116,302	33.0
Midwest	64,502	15.9	58,915	16.7
Northeast	37,772	9.3	26,429	7.5
Canada	7,714	1.9	—	—

Total Investments	$404,888	100.0%	$352,373	100.0%

The geographic composition is determined by the location of the headquarters of our portfolio companies. A portfolio company may have a number of other business locations in other geographic locations.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2018:

		Amount
For the remaining three months ending September 30:	2018	$31,683
For the fiscal years ending September 30:	2019	49,042
	2020	82,731
	2021	55,769
	2022	39,387
	Thereafter	158,592

	Total contractual repayments	$417,204
	Adjustments to cost basis of debt investments	(5,751)
	Investments in equity securities	42,205

	Investments held as of June 30, 2018 at Cost:	$453,658

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2018 and September 30, 2017, we had gross receivables from portfolio companies of $0.1 million and $0.5 million, respectively. The allowance for uncollectible receivables was $21 and $44 at June 30, 2018 and September 30, 2017, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. The Advisory Agreement originally included administrative services; however, it was amended and restated on October 1, 2006. Simultaneously, we entered into the Administration Agreement with the Administrator (discussed further below) to provide those services. With the unanimous approval of our Board of Directors, the Advisory Agreement was later amended in October 2015 to reduce the base management fee payable thereunder from 2.0% per annum to 1.75% per annum, effective July 1, 2015, with all other terms remaining unchanged. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the annual renewal of the Advisory Agreement through August 31, 2019.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Average total assets subject to base management fee(A)	$411,657	$338,286	$400,838	$321,295
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%

Base management fee(B)	$1,801	$1,480	$5,261	$4,217
Portfolio company fee credit	(170)	(261)	(1,001)	(1,344)
Syndicated loan fee credit	(92)	(100)	(276)	(122)

Net Base Management Fee	$1,539	$1,119	$3,984	$2,751

Loan servicing fee(B)	1,294	1,071	3,754	3,009
Credit to base management fee - loan servicing fee(B)	(1,294)	(1,071)	(3,754)	(3,009)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,499	1,116	4,082	3,479
Incentive fee credit	—	(914)	(856)	(2,028)

Net Incentive Fee	$1,499	$202	$3,226	$1,451

Portfolio company fee credit	(170)	(261)	(1,001)	(1,344)
Syndicated loan fee credit	(92)	(100)	(276)	(122)
Incentive fee credit	—	(914)	(856)	(2,028)

Credits to Fees From Adviser - other(B)	$(262)	$(1,275)	$(2,133)	$(3,494)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item, on our accompanying Consolidated Statements of Operations.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $18 and $42 for the three and nine months ended June 30, 2018, respectively, and $11 and $57 for the three and nine months ended June 30, 2017, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2018 and 2017.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2018, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2018.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the six months ended March 31, 2018 and the nine months ended June 30, 2017. There was no incentive fee credit during the three months ended June 30, 2018.

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

Our portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. These administrative fees are accrued at the end of the quarter when the services are performed and recorded on our accompanying Consolidated Statements of Operations and generally paid the following quarter to the Administrator. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of such party, approved the annual renewal of the Administration Agreement through August 31, 2019.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $0.8 million during the three and nine months ended June 30, 2018, respectively, and $0.3 million and $0.7 million during the three and nine months ended June 30, 2017, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2018	September 30, 2017
Base management fee due to Adviser	$244	$45
Loan servicing fee due to Adviser	261	242
Incentive fee due to Adviser	1,499	1,005

Total fees due to Adviser	2,004	1,292

Fee due to Administrator	310	244

Total Related Party Fees Due	$2,314	$1,536

In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2018 and September 30, 2017, totaled $10 and $12, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $15 and $55 as of June 30, 2018 and September 30, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2018 and September 30, 2017.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	June 30, 2018	September 30, 2017
Commitment amount	$190,000	$170,000
Borrowings outstanding, at cost	117,000	93,000
Availability(A)	67,239	58,576

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2018	2017	2018	2017
Weighted average borrowings outstanding, at cost	$121,664	$72,555	$115,962	$51,398
Weighted average interest rate(B)	5.1%	5.0%	5.0%	5.3%
Commitment (unused) fees incurred	$86	$123	$237	$449

(A)	Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2018 and September 30, 2017.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $228.7 million as of June 30, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $293.4 million, asset coverage on our “senior securities representing indebtedness” of 350.1%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of June 30, 2018. As of June 30, 2018, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused fee. As of September 30, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of June 30, 2018 and September 30, 2017, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2018 and September 30, 2017, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2018 and 2017:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2018	September 30, 2017
Credit Facility	$117,000	$93,115

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3) Reported in Consolidated Statements of Assets and Liabilities
	Three Months Ended June 30,
	2018	2017
Fair value as of March 31, 2018 and 2017, respectively	$127,800	$53,989
Borrowings	22,200	37,700
Repayments	(33,000)	(9,600)
Net unrealized appreciation(A)	—	182

Fair Value as of June 30, 2018 and 2017, respectively	$117,000	$82,271

	Nine Months Ended June 30,
	2018	2017
Fair value as of September 30, 2017 and 2016, respectively	$93,115	$71,300
Borrowings	109,600	108,000
Repayments	(85,600)	(97,100)
Net unrealized (depreciation) appreciation(A)	(115)	71

Fair Value as of June 30, 2018 and 2017, respectively	$117,000	$82,271

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and 2017.

The fair value of the collateral under our Credit Facility totaled approximately $348.0 million and $317.4 million as of June 30, 2018 and September 30, 2017, respectively.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of June 30, 2018 was 242.9%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

We paid the following monthly distributions on our Series 2024 Term Preferred Stock for the nine months ended June 30, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2024 Term Preferred Share(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125
	January 9, 2018	January 22, 2018	January 31, 2018	0.125
	January 9, 2018	February 16, 2018	February 28, 2018	0.125
	January 9, 2018	March 20, 2018	March 30, 2018	0.125
	April 10, 2018	April 20, 2018	April 30, 2018	0.125
	April 10, 2018	May 22, 2018	May 31, 2018	0.125
	April 10, 2018	June 20, 2018	June 29, 2018	0.125

		Nine Months Ended June 30, 2018:		$1.141667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

We paid the following monthly distributions on our Series 2021 Term Preferred Stock for the nine months ended June 30, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Series 2021 Term Preferred Share
2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250
	January 10, 2017	January 20, 2017	January 31, 2017	0.1406250
	January 10, 2017	February 16, 2017	February 28, 2017	0.1406250
	January 10, 2017	March 22, 2017	March 31, 2017	0.1406250
	April 11, 2017	April 21, 2017	April 28, 2017	0.1406250
	April 11, 2017	May 19, 2017	May 31, 2017	0.1406250
	April 11, 2017	June 21, 2017	June 30, 2017	0.1406250

		Nine Months Ended June 30, 2017:		$1.2656250

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet and we have recorded our mandatorily redeemable preferred stock as a liability at cost, as of June 30, 2018 and September 30, 2017. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date. Aggregate preferred stockholder dividends declared and paid on our Series 2024 Term Preferred Stock for the three and nine months ended June 30, 2018 were $0.8 million and $2.3 million, respectively. Aggregate preferred stockholder dividends declared and paid on our Series 2021 Term Preferred Stock for the three and nine months ended June 30, 2017 were $1.0 million and $3.1 million, respectively.

For disclosure purposes, the fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of June 30, 2018 and September 30, 2017 was approximately $52.8 million and $52.7 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 liability within the ASC 820 hierarchy.

NOTE 7. REGISTRATION STATEMENT, COMMON EQUITY OFFERINGS AND SHARE REPURCHASES

We filed Post-Effective Amendment No. 5 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2018, we had the ability to issue up to $210.7 million in securities under the Registration Statement.

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

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the nine months ended June 30, 2018, we sold 1,499,748 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.26 per share and raised $13.9 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $13.7 million. As of June 30, 2018, we had a remaining capacity to sell up to $28.6 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. During the nine months ended June 30, 2017, we sold 362,600 shares at a weighted-average price of $9.89 per share and raised $3.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $3.5 million.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$12,093	$6,163	$28,557	$11,735
Denominator for basic and diluted weighted average common shares	27,134,305	25,576,149	26,788,172	25,288,289

Basic and diluted net increase in net assets resulting from operations per common share	$0.45	$0.24	$1.07	$0.46

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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07
	January 9, 2018	January 22, 2018	January 31, 2018	0.07
	January 9, 2018	February 16, 2018	February 28, 2018	0.07
	January 9, 2018	March 20, 2018	March 30, 2018	0.07
	April 10, 2018	April 20, 2018	April 30, 2018	0.07
	April 10, 2018	May 22, 2018	May 31, 2018	0.07
	April 10, 2018	June 20, 2018	June 29, 2018	0.07

		Nine Months Ended June 30, 2018:		$0.63

2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07
	January 10, 2017	January 20, 2017	January 31, 2017	0.07
	January 10, 2017	February 16, 2017	February 28, 2017	0.07
	January 10, 2017	March 22, 2017	March 31, 2017	0.07
	April 11, 2017	April 21, 2017	April 28, 2017	0.07
	April 11, 2017	May 19, 2017	May 31, 2017	0.07
	April 11, 2017	June 21, 2017	June 30, 2017	0.07

		Nine Months Ended June 30, 2017:		$0.63

Aggregate distributions declared and paid to our common stockholders were approximately $16.9 million and $15.9 million for the nine months ended June 30, 2018 and 2017, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2017, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2018 as having been paid in the respective prior year.

For the nine months ended June 30, 2018 and the fiscal year ended September 30, 2017, we recorded the following adjustments for book-tax differences to reflect tax character.

	Nine Months Ended June 30, 2018	Year Ended September 30, 2017
Over distributed net investment income	$(385)	$(4,416)
Accumulated net realized losses	725	6,541
Capital in excess of par value	(340)	(2,125)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2018 and September 30, 2017, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of June 30, 2018 and September 30, 2017.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2018 and September 30, 2017 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2018 and September 30, 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30,	September 30,
	2018	2017
Unused line of credit commitments	$5,222	$7,517
Delayed draw term loans	11,460	10,900
Uncalled capital commitment	843	1,367

Total	$17,525	$19,784

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.62	$8.33	$8.40	$8.62

Income from operations(B)
Net investment income(B)	0.22	0.21	0.64	0.63
Net realized and unrealized gain (loss) on investments	0.23	0.04	0.43	(0.17)
Net realized and unrealized gain (loss) on other	—	(0.01)	—	—

Total from operations	0.45	0.24	1.07	0.46

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.21)	(0.21)	(0.63)	(0.63)

Total distributions	(0.21)	(0.21)	(0.63)	(0.63)

Capital share transactions(B)
Discounts, commissions, and offering costs	(0.01)	—	(0.01)	(0.04)
Net dilutive effect of equity offering(D)	0.01	0.02	0.03	(0.04)

Total capital share transactions	—	0.02	0.02	(0.08)

Other, net(B)(E)	—	—	—	0.01

Net asset value at end of period(A)	$8.86	$8.38	$8.86	$8.38

Per common share market value at beginning of period	$8.60	$9.49	$9.50	$8.13
Per common share market value at end of period	9.00	9.83	9.00	9.83
Total return(F)	7.13%	5.82%	1.52%	29.46%
Common stock outstanding at end of period(A)	27,660,432	25,880,466	27,660,432	25,880,466
Statement of Assets and Liabilities Data:
Net assets at end of period	$244,951	$216,983	$244,951	$216,983
Average net assets(G)	237,811	214,391	230,426	213,862
Senior Securities Data:
Borrowings under Credit Facility, at cost	117,000	82,200	117,000	82,200
Mandatorily redeemable preferred stock, at liquidation preference	51,750	59,624	51,750	59,624
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(H)(I)	10.74%	7.93%	9.92%	7.76%
Ratio of net investment income to average net assets – annualized(J)	10.08%	10.04%	9.94%	9.94%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three and nine months ended June 30, 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the nine months ended June 30, 2017, the dilution was a result of issuing common shares during the period at a price below the then-current NAV per share. During the three months ended June 30, 2017, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share, which partially offset the dilution during the nine months ended June 30, 2017.
(E)	Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)	Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.
(G)	Computed using net assets at the end of each month of the reporting period.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(I)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.42% for the nine months ended June 30, 2018, and 9.65% and 9.04% for the three and nine months ended June 30, 2017, respectively. We did not receive any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser during the three months ended June 30, 2018.
(J)	Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.45% for the nine months ended June 30, 2018, and 8.34% and 8.69% for the three and nine months ended June 30, 2017, respectively. We did not receive any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser during the three months ended June 30, 2018.

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

As of or during the nine month periods ended June 30, 2018 and 2017, we did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X.

NOTE 13. SUBSEQUENT EVENTS

Distributions and Dividends

In July 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
July 20, 2018	July 31, 2018	$0.07	$0.125
August 21, 2018	August 31, 2018	0.07	0.125
September 19, 2018	September 28, 2018	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

Portfolio Activity

In July 2018, our investment in NetSmart Technologies, Inc. paid off for net cash proceeds of $3.7 million.

In July 2018, an existing portfolio company, EL Academies, Inc., drew an additional $4.4 million on the unused portion of its secured first lien delayed draw term loan.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2018, our investment portfolio was made up of approximately 90.7% debt investments and 9.3% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $15 million) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity and have opportunistically made several co-investments with our affiliate Gladstone Investment Corporation, a BDC also managed by our Adviser, pursuant to an exemptive order granted by the SEC. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

During the nine months ended June 30, 2018, we invested $67.4 million in nine new portfolio companies and extended $29.1 million of investments to existing portfolio companies. In addition, during the nine months ended June 30, 2018, we exited six portfolio companies through sales and early payoffs. We received a total of $58.4 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the nine months ended June 30, 2018. This activity resulted in a net increase in our overall portfolio by three portfolio companies to 50 and a net increase of $42.2 million in our portfolio at cost since September 30, 2017. From our initial public offering in August 2001 through June 30, 2018, we have made 490 different loans to, or investments in, 226 companies for a total of approximately $1.8 billion, before giving effect to principal repayments on investments and divestitures.

During the nine months ended June 30, 2018, the following significant transactions occurred:

•

In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In October 2017, PSC Industrial Holdings, LLC paid off at par for net cash proceeds of $3.5 million.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings LLC through a combination of secured first lien debt and equity.

•

In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt. In March 2018, we invested an additional $3.6 million in Gray Matter Systems, LLC, through secured second lien debt.

•	In November 2017, DataPipe, Inc. paid off at par for net cash proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt. In March 2018, we sold $2.0 million of this investment for net cash proceeds of $2.0 million.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt. In January 2018, we sold this investment for net cash proceeds of $1.0 million.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

•	In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

•	In February 2018, we invested an additional $4.0 million in an existing portfolio company, Lignetics, Inc., through secured first lien debt.

•	In March 2018, an existing portfolio company, EL Academies, Inc., drew an additional $1.4 million on the unused portion of its secured first lien delayed draw term loan.

•	In March 2018, we sold our $1.0 million investment in Neustar, Inc. for net cash proceeds of $1.0 million.

•	In April 2018, we invested $3.0 million in CHA Holdings, Inc. through secured second lien debt.

•	In May 2018, our investment in TapRoot Partners, Inc. paid off, which resulted in prepayment fees of $0.5 million and success fee income of $0.4 million. In connection with the pay off, we received net cash proceeds of $22.9 million, including the repayment of our debt investment of $22.0 million at par.

•	In May 2018, we invested an additional $10.0 million in an existing portfolio company, Merlin International, Inc., through secured second lien debt.

•	In June 2018, we invested an additional $7.0 million in an existing portfolio company, IA Tech, LLC, through secured first lien debt.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. Additionally, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million in September 2017, inclusive of the overallotment, and approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment. Additionally, during the nine months ended June 30, 2018, we sold 1,499,748 shares of our common stock under our at-the-market program at a weighted-average price of $9.26 per share and raised $13.9 million of gross proceeds. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility.

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

On July 30, 2018, the closing market price of our common stock was $9.34, a 5.4% premium to our June 30, 2018 NAV per share of $8.86.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 200% (currently) or 150% (effective April 10, 2019) on our “senior securities representing indebtedness” and our “senior securities that are stock.”

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Directors’ approval; or April 10, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our Series 2024 Term Preferred Stock.

As of June 30, 2018, our asset coverage on our “senior securities representing indebtedness” was 350.1% and our asset coverage on our “senior securities that are stock” was 242.9%.

Recent Developments

Distributions and Dividends

In July 2018, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
July 20, 2018	July 31, 2018	$0.07	$0.125
August 21, 2018	August 31, 2018	0.07	0.125
September 19, 2018	September 28, 2018	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

Portfolio Activity

In July 2018, our investment in NetSmart Technologies, Inc. paid off for net cash proceeds of $3.7 million.

In July 2018, an existing portfolio company, EL Academies, Inc., drew an additional $4.4 million on the unused portion of its secured first lien delayed draw term loan.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2018, to the Three Months Ended June 30, 2017

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,435	$9,629	$1,806	18.8%
Other income	944	3	941	NM

Total investment income	12,379	9,632	2,747	28.5

EXPENSES
Base management fee	1,801	1,480	321	21.7
Loan servicing fee	1,294	1,071	223	20.8
Incentive fee	1,499	1,116	383	34.3
Administration fee	310	272	38	14.0
Interest expense on borrowings	1,556	904	652	72.1
Dividend expense on mandatorily redeemable preferred stock	776	1,029	(253)	(24.6)
Amortization of deferred financing fees	237	274	(37)	(13.5)
Other expenses	466	453	13	2.9

Expenses, before credits from Adviser	7,939	6,599	1,340	20.3
Credit to base management fee – loan servicing fee	(1,294)	(1,071)	(223)	(20.8)
Credits to fees from Adviser - other	(262)	(1,275)	1,013	79.5

Total expenses, net of credits	6,383	4,253	2,130	50.1

NET INVESTMENT INCOME	5,996	5,379	617	11.5

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	199	(23)	222	965.2
Net unrealized appreciation of investments	5,898	989	4,909	496.4
Net unrealized depreciation of other	—	(182)	182	100.0

Net realized and unrealized gain from investments and other	6,097	784	5,313	677.7

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,093	$6,163	$5,930	96.2

Investment Income

Interest income increased by 18.8% for the three months ended June 30, 2018, as compared to the prior year period. The increase was primarily due to a higher weighted average principal balance and an increase in the weighted average yield on our interest bearing portfolio for the three months ended June 30, 2018, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio during the three months ended June 30, 2018 was $389.1 million, compared to $333.2 million for the prior year period, an increase of 16.8%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 11.8% for the three months ended June 30, 2018, compared to 11.5% for the three months ended June 30, 2017, inclusive of any allowances on interest receivables made during those periods.

Other income increased by $0.9 million during the three months ended June 30, 2018, as compared to the prior year period, primarily due to $0.4 million in prepayment fees and $0.4 million in success fees recognized during the three months ended June 30, 2018, whereas no such amounts were recognized in the prior year period.

As of June 30, 2018, one portfolio company, Sunshine Media Holdings (“Sunshine”), was on non-accrual status, with an aggregate debt cost basis of approximately $22.6 million, or 5.5% of the cost basis of all debt investments in our portfolio. As of June 30, 2017, two portfolio companies, Sunshine and Alloy Die Casting Co. (“ADC”), were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 7.6% of the cost basis of all debt investments in our portfolio.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2018		Three Months Ended June 30, 2018
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC	$30,000	7.4%	$757	6.1%
NetFortris Corp.	24,549	6.1	667	5.4
Lignetics, Inc.	23,046	5.7	646	5.2
Impact! Chemical Technologies, Inc.	22,669	5.6	611	5.0
Merlin International, Inc.	20,650	5.1	408	3.3

Subtotal—five largest investments	120,914	29.9	3,089	25.0
Other portfolio companies	283,974	70.1	9,281	75.0

Total Investment Portfolio	$404,888	100.0%	$12,370	100.0%

	As of June 30, 2017		Three Months Ended June 30, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,120	7.0%	$637	6.6
IA Tech, LLC	23,518	6.8	699	7.3
HB Capital Resources, Ltd. (A)	22,000	6.4	462	4.8
WadeCo Specialties, Inc.	21,208	6.1	481	5.0
Lignetics, Inc.	18,746	5.4	482	5.0

Subtotal—five largest investments	109,592	31.7	2,761	28.7
Other portfolio companies	235,911	68.3	6,864	71.3

Total Investment Portfolio	$345,503	100.0%	$9,625	100.0%

(A)	New investment during applicable period.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.1 million, or 50.1%, for the three months ended June 30, 2018 as compared to the prior year period. This increase was primarily due to a $1.7 million increase in our net base management and incentive fees to the Adviser and a $0.7 million increase in interest expense on borrowings, partially offset by a $0.3 million decrease in dividend expense on mandatorily redeemable preferred stock.

Interest expense increased by 72.1% during the three months ended June 30, 2018, as compared to the prior year period, due to an increase in the weighted average balance outstanding on our Credit Facility. The weighted average balance outstanding during the three months ended June 30, 2018, was $121.7 million, as compared to $72.6 million in the prior year period, an increase of 67.6%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.1% during the three months ended June 30, 2018, compared to 5.0% during the prior year period. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period, offset by a decrease in unused commitment fees paid in the current year period and a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The net base management fee earned by the Adviser increased by $0.4 million, or 37.5%, during the three months ended June 30, 2018, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The income-based incentive fee increased for the three months ended June 30, 2018, as compared to the prior year period, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser of $0.9 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended June 30, 2017. There was no incentive fee credit during the three months ended June 30, 2018.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2018	2017
Average total assets subject to base management fee(A)	$411,657	$338,286
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,801	$1,480
Portfolio company fee credit	(170)	(261)
Syndicated loan fee credit	(92)	(100)

Net Base Management Fee	$1,539	$1,119

Loan servicing fee(B)	1,294	1,071
Credit to base management fee - loan servicing fee(B)	(1,294)	(1,071)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,499	1,116
Incentive fee credit	—	(914)

Net Incentive Fee	$1,499	$202

Portfolio company fee credit	(170)	(261)
Syndicated loan fee credit	(92)	(100)
Incentive fee credit	—	(914)

Credits to Fees From Adviser - other(B)	$(262)	$(1,275)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Dividend expense on mandatorily redeemable preferred stock decreased by $0.3 million, or 24.6%, during the three months ended June 30, 2018 compared to the prior year period, due to the redemption of all of our $61.0 million 6.75% Series 2021 Term Preferred Stock and the issuance of $51.8 million 6.00% Series 2024 Term Preferred Stock in September 2017.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $5.9 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2018, were as follows:

	Three Months Ended June 30, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Francis Drilling Fluids, Ltd.	$—	$2,575	$—	$2,575
Edge Adhesives Holdings, Inc.	—	1,551	—	1,551
Alloy Die Casting Co.	—	1,096	—	1,096
Targus Cayman HoldCo, Ltd.	—	852	—	852
United Flexible, Inc.	—	712	—	712
AG Transportation Holdings, LLC	—	684	—	684
Funko Acquisition Holdings, LLC	—	519	—	519
LDiscovery, LLC	—	395	—	395
Merlin International, Inc.	—	337	—	337
PIC 360, LLC	—	321	—	321
The Mochi Ice Cream Company	—	317	—	317
EL Academies, Inc.	—	242	—	242
Sea Link International IRB, Inc.	—	217	—	217
Impact! Chemical Technologies, Inc.	—	197	—	197
Defiance Integrated Technologies, Inc.	—	(339)	—	(339)
Travel Sentry, Inc.	—	(345)	—	(345)
Vision Government Solutions, Inc.	—	(355)	—	(355)
New Trident Holdcorp, Inc.	—	(410)	—	(410)
TapRoot Partners, Inc.	—	—	(440)	(440)
Meridian Rack & Pinion, Inc.	—	(468)	—	(468)
Arc Drilling Holdings LLC	—	(498)	—	(498)
Vacation Rental Pros Property Management, LLC	—	(498)	—	(498)
IA Tech, LLC	—	(805)	—	(805)
Other, net (<$250)	199	41	—	240

Total:	$199	$6,338	$(440)	$6,097

The primary driver of net unrealized appreciation for the three months ended June 30, 2018 was improvement in the financial and operational performance of certain portfolio companies, most notably Francis Drilling Fluids, Ltd. (“Francis”) and Edge Adhesives Holdings, Inc. (“Edge”), partially offset by the decline in the performance of certain of our other portfolio companies.

During the three months ended June 30, 2017, we recorded net unrealized appreciation of investments in the aggregate amount of $1.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2017, were as follows:

	Three Months Ended June 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
WadeCo Specialties, Inc.	$—	1,748	$—	1,748
B+T Group Acquisition, Inc.	—	1,434	—	1,434
LWO Acquisitions Company LLC	—	1,163	—	1,163
Defiance Integrated Technologies, Inc.	—	693	—	693
Lignetics, Inc.	—	480	—	480
United Flexible, Inc.	—	311	—	311
FedCap Partners, LLC	—	297	—	297
The Mochi Ice Cream Company	—	246	—	246
Flight Fit N Fun LLC	—	205	—	205
PSC Industrial Holdings Corp.	—	(212)	—	(212)
Vertellus Specialties Inc.	—	(220)	—	(220)
Targus Cayman HoldCo, Ltd.	—	(279)	—	(279)
Sunshine Media Holdings	—	(314)	—	(314)
New Trident Holdcorp, Inc.	—	(621)	—	(621)
Alloy Die Casting Co.	—	(660)	—	(660)
Meridian Rack & Pinion, Inc.	—	(789)	—	(789)
Francis Drilling Fluids, Ltd.	—	(1,037)	—	(1,037)
Edge Adhesives Holdings, Inc.	—	(1,471)	—	(1,471)
Other, net (<$250)	(23)	15	—	(8)

Total:	$(23)	$989	$—	$966

The primary driver of net unrealized appreciation for the three months ended June 30, 2017 was an improvement in the performance of certain portfolio companies and an increase in comparable multiples used to estimate the fair value of our investments, which more than offset the decline in performance of certain of our other portfolio companies.

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended June 30, 2017, we recorded $0.2 million of net unrealized depreciation on our Credit Facility. There were no such amounts recorded during the three months ended June 30, 2018.

Comparison of the Nine Months Ended June 30, 2018, to the Nine Months Ended June 30, 2017

	For the Nine Months Ended June 30,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$33,105	$26,850	$6,255	23.3%
Other income	1,219	1,549	(330)	(21.3)

Total investment income	34,324	28,399	5,925	20.9

EXPENSES
Base management fee	5,261	4,217	1,044	24.8
Loan servicing fee	3,754	3,009	745	24.8
Incentive fee	4,082	3,479	603	17.3
Administration fee	894	858	36	4.2
Interest expense on borrowings	4,356	2,047	2,309	112.8
Dividend expense on mandatorily redeemable preferred stock	2,328	3,087	(759)	(24.6)
Amortization of deferred financing fees	777	821	(44)	(5.4)
Other expenses	1,573	1,439	134	9.3

Expenses, before credits from Adviser	23,025	18,957	4,068	21.5
Credits to base management fee – loan servicing fee	(3,754)	(3,009)	(745)	(24.8)
Credits to fees from Adviser – other	(2,133)	(3,494)	1,361	39.0

Total expenses, net of credits	17,138	12,454	4,684	37.6

NET INVESTMENT INCOME	17,186	15,945	1,241	7.8

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	1,097	(3,426)	4,523	132.0
Net realized loss on other	(133)	—	(133)	NM
Net unrealized appreciation (depreciation) of investments	10,292	(713)	11,005	1,543.5
Net unrealized appreciation (depreciation) of other	115	(71)	186	262.0

Net gain (loss) from investments and other	11,371	(4,210)	15,581	370.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$28,557	$11,735	$16,822	143.3%

NM = Not Meaningful

Investment Income

Interest income increased by 23.3% for the nine months ended June 30, 2018, as compared to the prior year period, primarily due to a higher weighted average principal balance and an increase in the weighted average yield on our interest-bearing portfolio for the nine months ended June 30, 2018, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio during the nine months ended June 30, 2018 was $376.3 million, compared to $312.5 million for the prior year period, an increase of 20.4%. The weighted average yield on our interest-bearing investment portfolio is based on the current stated interest rate on interest-bearing investments and increased to 11.8% for the nine months ended June 30, 2018, compared to 11.5% for the nine months ended June 30, 2017, inclusive of any allowances on interest receivables made during that period.

Other income decreased by 21.3% during the nine months ended June 30, 2018, as compared to the prior year period, primarily as a result of a $1.1 million decrease in success fees recognized in the current nine month period. For the nine months ended June 30, 2018, other income consisted primarily of prepayment fees received and success fees recognized. For the nine months ended June 30, 2017, other income consisted primarily of success fees recognized.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective periods:

	As of June 30, 2018		Nine Months Ended June 30, 2018
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
IA Tech, LLC	$30,000	7.4%	$2,204	6.4%
NetFortris Corp.	24,549	6.1	1,886	5.5
Lignetics, Inc.	23,046	5.7	1,757	5.1
Impact! Chemical Technologies, Inc.	22,669	5.6	1,225	3.6
Merlin International, Inc.	20,650	5.1	987	2.9

Subtotal—five largest investments	120,914	29.9	8,059	23.5
Other portfolio companies	283,974	70.1	26,237	76.5

Total Investment Portfolio	$404,888	100.0%	$34,296	100.0%

	As of June 30, 2017		Nine Months Ended June 30, 2017
Company	Fair Value	% of Portfolio	Investment Income	% of Total Income
NetFortris Corp.	$24,120	7.0%	$928	3.3%
IA Tech, LLC	23,518	6.8	2,094	7.4
HB Capital Resources, Ltd. (A)	22,000	6.4	462	1.6
WadeCo Specialties, Inc.	21,208	6.1	1,435	5.0
Lignetics, Inc.	18,746	5.4	1,331	4.7

Subtotal—five largest investments	109,592	31.7	6,250	22.0
Other portfolio companies	235,911	68.3	22,135	78.0

Total Investment Portfolio	$345,503	100.0%	$28,385	100.0%

(A)	New investment during applicable period.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased for the nine months ended June 30, 2018 by 37.6%, as compared to the prior year period. This increase was primarily due to a $3.0 million increase in the net base management fee and incentive fee earned by the Adviser and a $2.3 million increase in interest expense on borrowings, partially offset by a decline in dividend expense on mandatorily redeemable preferred stock of $0.8 million.

Interest expense increased by $2.3 million, or 112.8%, during the nine months ended June 30, 2018, as compared to the prior year period, primarily due to increased borrowings outstanding throughout the period on our Credit Facility. The weighted average balance outstanding under our Credit Facility during the nine months ended June 30, 2018, was approximately $116.0 million, as compared to $51.4 million in the prior year period, an increase of 125.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.0% during the nine months ended June 30, 2018, compared to 5.3% during the prior year period. The decrease in effective interest rate was driven by the decrease in unused commitment fees paid in the current year period and, to a lesser extent, a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018, slightly offset by an increase in LIBOR.

The net base management fee earned by the Adviser increased by $1.2 million, or 44.8%, during the nine months ended June 30, 2018, as compared to the prior year period, primarily resulting from an increase in average total assets subject to the base management fee year over year.

The income-based incentive fee increased for the nine months ended June 30, 2018, as compared to the prior year period, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits totaling $0.9 million from the Adviser to reduce the income-based incentive fee to the extent that net investment income did not cover 100.0% of the distributions to common stockholders during the nine months ended June 30, 2018. The credits granted during the nine months ended June 30, 2017, totaled $2.0 million.

Base management, loan servicing and incentive fees and associated non-contractual, unconditional and irrevocable credits are computed quarterly, as described under “Investment Advisory and Management Agreement” in Note 4—Related Party Transactions of the notes to our accompanying Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2018	2017
Average total assets subject to base management fee(A)	$400,838	$321,295
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%

Base management fee(B)	$5,261	$4,217
Portfolio company fee credit	(1,001)	(1,344)
Syndicated loan fee credit	(276)	(122)

Net Base Management Fee	$3,984	$2,751

Loan servicing fee(B)	3,754	3,009
Credit to base management fee - loan servicing fee(B)	(3,754)	(3,009)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	4,082	3,479
Incentive fee credit	(856)	(2,028)

Net Incentive Fee	$3,226	$1,451

Portfolio company fee credit	(1,001)	(1,344)
Syndicated loan fee credit	(276)	(122)
Incentive fee credit	(856)	(2,028)

Credits to Fees From Adviser - other(B)	$(2,133)	$(3,494)

(A)	Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statements of Operations.

Dividend expense on mandatorily redeemable preferred stock decreased by $0.8 million, or 24.6%, during the nine months ended June 30, 2018 compared to the prior year period due to the redemption of all of our $61.0 million 6.75% Series 2021 Term Preferred Stock and the issuance of $51.8 million 6.00% Series 2024 Term Preferred Stock in September 2017.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the nine months ended June 30, 2018, we recorded a net realized gain on investments of $1.1 million, which resulted primarily from the sale of our investment in Flight Fit N Fun LLC in October 2017 for a $0.6 million realized gain.

For the nine months ended June 30, 2017, we recorded a net realized loss on investments of $3.4 million, which resulted primarily from the sale of substantially all the assets of RBC Acquisition Corp. for a $2.3 million realized loss and the write-off of $5.0 million of our investment in Sunshine. These items were partially offset by the sale of Behrens Manufacturing, LLC for a $2.5 million realized gain and a $1.2 million realized gain related to an additional earn-out from Funko, LLC, which was exited in the prior year.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended June 30, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $10.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2018, were as follows:

	Nine Months Ended June 30, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Francis Drilling Fluids, Ltd.	$—	$5,385	$—	$5,385
Edge Adhesives Holdings, Inc.	—	2,990	—	2,990
Alloy Die Casting Co.	—	1,809	—	1,809
Targus Cayman HoldCo, Ltd.	—	1,535	—	1,535
AG Transportation Holdings, LLC	—	1,351	—	1,351
United Flexible, Inc.	—	1,176	—	1,176
PIC 360, LLC	—	884	—	884
Funko Acquisition Holdings, LLC	—	555	—	555
Merlin International, Inc.	—	500	—	500
NetFortris Corp.	—	484	—	484
WadeCo Specialties, Inc.	—	463	—	463
Vertellus Holdings LLC	—	361	—	361
Sea Link International IRB, Inc.	—	356	—	356
Leeds Novamark Capital I, L.P.	—	354	—	354
LWO Acquisitions Company LLC	—	293	—	293
The Mochi Ice Cream Company	—	291	—	291
EL Academies, Inc.	—	218	—	218
Triple H Food Processors, LLC	—	217	—	217
Precision International, LLC	—	177	—	177
Impact! Chemical Technologies, Inc.	—	169	—	169
Behrens Manufacturing, LLC	138	—	—	138
Funko, LLC	127	—	—	127
Red Ventures, LLC	—	124	—	124
Canopy Safety Brands, LLC	—	119	—	119
TapRoot Partners, Inc.	—	330	(440)	(110)
Flight Fit N Fun LLC	577	—	(725)	(148)
TWS Acquisition Corporation	—	(178)	—	(178)
Travel Sentry, Inc.	—	(267)	—	(267)
Frontier Financial Group Inc.	—	(377)	—	(377)
Meridian Rack & Pinion, Inc.	—	(464)	—	(464)
IA Tech, LLC	—	(633)	—	(633)
GFRC Holdings, LLC	—	(698)	—	(698)
New Trident Holdcorp, Inc.	—	(976)	—	(976)
Vacation Rental Pros Property Management, LLC	—	(1,088)	—	(1,088)
Arc Drilling Holdings LLC	—	(1,173)	—	(1,173)
Sunshine Media Holdings	—	(1,319)	—	(1,319)
Defiance Integrated Technologies, Inc.	—	(1,456)	—	(1,456)
Other, net (<$250)	255	50	(105)	200

Total:	$1,097	$11,562	$(1,270)	$11,389

The largest driver of our net unrealized appreciation for the nine months ended June 30, 2018 was an improvement in financial and operational performance of certain portfolio companies, most notably Francis and Edge, partially offset by the decline in the performance of certain of our other portfolio companies.

During the nine months ended June 30, 2017, we recorded net unrealized depreciation of investments in the aggregate amount of $0.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2017, were as follows:

	Nine Months Ended June 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
WadeCo Specialties, Inc.	$—	$1,850	$—	$1,850
SourceHOV LLC	—	1,756	—	1,756
B+T Group Acquisition, Inc.	—	1,524	—	1,524
Funko Acquisition Holdings, LLC	1,235	(20)	—	1,215
Defiance Integrated Technologies, Inc.	—	1,009	—	1,009
The Mochi Ice Cream Company	—	670	—	670
LWO Acquisitions Company LLC	—	467	—	467
Vitera Healthcare Solutions, LLC	—	213	115	328
FedCap Partners, LLC	—	297	—	297
IA Tech, LLC	—	288	—	288
PIC 360, LLC	—	173	—	173
Drumcree, LLC	—	169	—	169
Travel Sentry, Inc.	—	133	—	133
Lignetics, Inc.	—	(175)	—	(175)
Canopy Safety Brands, LLC	—	(206)	—	(206)
PSC Industrial Holdings Corp.	—	(269)	—	(269)
Flight Fit N Fun LLC	—	(522)	—	(522)
Edge Adhesives Holdings, Inc.	—	(546)	—	(546)
New Trident Holdcorp, Inc.	—	(574)	—	(574)
Behrens Manufacturing, LLC	2,544	—	(3,211)	(667)
Targus Cayman HoldCo, Ltd.	—	(800)	—	(800)
Sunshine Media Holdings	(5,000)	449	3,612	(939)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Vertellus Specialties Inc.	108	(1,464)	—	(1,356)
Alloy Die Casting Co.	—	(1,875)	—	(1,875)
Francis Drilling Fluids, Ltd.	—	(5,583)	—	(5,583)
Other, net (<$250)	17	718	(30)	705

Total:	$(3,426)	$(2,318)	$1,605	$(4,139)

The largest driver of our net unrealized depreciation for the nine months ended June 30, 2017 was derived from a decline in financial and operation performance of certain portfolio companies and, to a lesser extent, decreases in comparable multiples used in valuations, most notably Francis of $5.6 million and ADC of $1.9 million. This depreciation was largely offset by unrealized appreciation resulting from an increase in performance on certain portfolio companies, most notably WadeCo Specialties, Inc. of $1.9 million and SourceHOV LLC of $1.8 million and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off.

Net Unrealized Appreciation of Other

During the nine months ended June 30, 2018, we recorded $0.1 million of net unrealized appreciation on our Credit Facility recorded at fair value. During the nine months ended June 30, 2017, we recorded $0.1 million of net unrealized depreciation on our Credit Facility recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash used in operating activities for the nine months ended June 30, 2018 was $22.0 million as compared to $14.0 million for the nine months ended June 30, 2017. The change was primarily due to a decrease in principal repayments and net proceeds from sale of investments as well as an increase in unrealized appreciation of investments period over period. Repayments and net proceeds from sales were $58.4 million during the nine months ended June 30, 2018 compared to $71.1 million during the nine months ended June 30, 2017. Net unrealized appreciation of investments was $10.3 million during the nine months ended June 30, 2018, compared to net unrealized depreciation of $0.7 million during the nine months ended June 30, 2017.

As of June 30, 2018, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $453.7 million. As of June 30, 2017, we had loans to, syndicated participations in or equity investments in 47 companies, with an aggregate cost basis of approximately $405.9 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2018 and 2017:

	Nine Months Ended June 30,
	2018	2017
Beginning investment portfolio, at fair value	$352,373	$322,114
New investments	67,436	85,241
Disbursements to existing portfolio companies	29,084	10,208
Scheduled principal repayments on investments	(5,528)	(3,196)
Unscheduled principal repayments on investments	(51,568)	(59,596)
Net proceeds from sale of investments	(1,301)	(8,289)
Net unrealized appreciation (depreciation)	11,562	(2,318)
Reversal of prior period (appreciation) depreciation	(1,270)	1,605
Net realized gain (loss)	600	(3,426)
Increase in investments due to PIK(A)	3,454	3,599
Net change in premiums, discounts and amortization	46	(439)

Investment Portfolio, at Fair Value	$404,888	$345,503

(A)	Paid-in-kind (“PIK”) interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2018:

		Amount
For the remaining three months ending September 30:	2018	$31,683
For the fiscal years ending September 30:	2019	49,042
	2020	82,731
	2021	55,769
	2022	39,387
	Thereafter	158,592

	Total contractual repayments	$417,204
	Adjustments to cost basis of debt investments	(5,751)
	Investments in equity securities	42,205

	Investments held as of June 30, 2018 at Cost:	$453,658

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2018 was $19.5 million, which consisted primarily of $24.0 million in net borrowings on our Credit Facility and $13.7 million in proceeds from the issuance of common stock, net of underwriting costs, partially offset by $16.9 million in distributions to common stockholders.

Net cash provided by financing activities totaled $14.9 million for the nine months ended June 30, 2017 and consisted primarily of net borrowings on our Credit Facility of $10.9 million and $20.0 million in net proceeds from our common stock offerings, partially offset by $15.9 million of distributions to common shareholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90% of our taxable ordinary income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”). Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the nine months ended June 30, 2018 and 2017, which totaled an aggregate of $16.9 million and $15.9 million, respectively. In July 2018, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August, and September 2018. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2018.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid a combined dividend for the pro-rated period from and including the issuance date, September 27, 2017, to and including September 30, 2017 and the full month of October 2017, which totaled $0.141667 per share, to the holders of our Series 2024 Term Preferred Stock and monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of the eight months from November 2017 through June 2018. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full year.

Equity

Registration Statement

We filed Post-Effective Amendment No. 5 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2018, we had the ability to issue up to $210.7 million in securities under the Registration Statement.

Common Stock

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the nine months ended June 30, 2018, we sold 1,499,748 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.26 per share and raised $13.9 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $13.7 million. As of June 30, 2018, we had a remaining capacity to sell up to $28.6 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. During the nine months ended June 30, 2017, we sold 362,600 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.89 per share and raised $3.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $3.5 million.

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

On July 30, 2018, the closing market price of our common stock was $9.34, a 5.4% premium to our June 30, 2018 NAV per share of $8.86.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of June 30, 2018 was 242.9%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $228.7 million as of June 30, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $293.4 million, asset coverage on our “senior securities representing indebtedness” of 350.1% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of June 30, 2018. As of June 30, 2018, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our accompanying Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of June 30, 2018 and September 30, 2017, we had off-balance sheet success fee receivables on our accruing debt investments of $6.7 million and $4.6 million (or approximately $0.24 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2018 and September 30, 2017 to be immaterial.

The following table shows our contractual obligations as of June 30, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$117,000	$—	$117,000
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Interest expense on debt obligations(C)	9,361	26,779	6,210	776	43,126

Total	$9,361	$26,779	$123,210	$52,526	$211,876

(A)	Excludes unused line of credit, unused delayed draw term loan, and uncalled capital commitments to our portfolio companies in an aggregate amount of $17.5 million, at cost, as of June 30, 2018.
(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolving period end date.
(C)	Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2018. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend payments through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary loans in our portfolio (all of which were risk rated by our Adviser) at June 30, 2018 and September 30, 2017, representing approximately 91.9% of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2018	2017
Highest	10.0	9.0
Average	6.8	5.7
Weighted Average	6.8	5.8
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were risk rated by an NRSRO at June 30, 2018 and September 30, 2017, representing approximately 6.3% and 6.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2018	2017
Highest	6.0	6.0
Average	3.8	4.4
Weighted Average	4.0	4.6
Lowest	1.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not risk rated by an NRSRO (and thus were risk rated by our Adviser) at June 30, 2018 and September 30, 2017, representing approximately 1.8% and 1.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2018	2017
Highest	5.0	3.0
Average	4.3	3.0
Weighted Average	4.7	3.0
Lowest	3.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of June 30, 2018, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	90.0%
Fixed rates	10.0

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2018 from that disclosed in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2018 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to risk factors below and to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report. The risks described herein and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Recently-enacted legislation allows us to incur additional leverage under the 1940 Act, distinct from certain of our obligations under our Credit Facility and our Term Preferred Stock.

Historically, as a BDC, under the 1940 Act, we are generally required to maintain asset coverage of 200% for senior securities representing indebtedness (i.e., debt) or stock (i.e., preferred stock). On March 23, 2018, President Trump signed into legislation the Consolidated Appropriations Act of 2018, also known as the “omnibus spending package.” Included in Title VIII therein is the SBCAA that includes certain regulations under the federal securities laws impacting BDCs. Among other items, the SBCAA allows a BDC to increase the amount of debt it may incur by modifying the asset coverage percentage from 200% to 150% (subject to specific approval and disclosure requirements).

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the SBCAA. As a result, the Company’s asset coverage requirements for senior securities will be changed from 200% to 150%, effective one year after the date of the Board of Director’s approval; or on April 10, 2019. Under the current 200% asset coverage standard, we may borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. This reduction in the asset coverage ratio will allow us to double the amount of debt that we may incur and, therefore, your risk of an investment in us may increase. In addition, our management fee is based on our average gross assets, which include investments made with proceeds of borrowings, and, as a result, if we were to incur additional leverage, management fees paid to the Adviser would increase.

Notwithstanding the modified asset coverage leverage ratio under the 1940 Act described above, we remain subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our Series 2024 Term Preferred Stock. If we drop below the 200% minimum asset coverage requirement, we may under certain circumstances be required to repay all outstanding indebtedness under our Credit Facility and redeem our Series 2024 Term Preferred Stock. In addition, in the event we fall below the 200% minimum asset coverage requirement, we may need to renegotiate our Credit Facility and issue additional series of term preferred stock with a lower asset coverage requirement. Such events, if they were to occur, could have a significant adverse effect on our business, financial condition, results of operations, and cash flows.

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

Date: July 31, 2018