Form 10-K
period 2018-09-30
GLADSTONE CAPITAL CORP
filed 2018-11-14
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	Nasdaq Global Select Market
6.00% Series 2024 Term Preferred Stock, $0.001 par value per share 6.125% Notes due 2023, $25.00 par value per share	Nasdaq Global Select Market Nasdaq Global Select Market

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 29, 2018, based on the closing price on that date of $8.60 on the Nasdaq Global Select Market, was $217,196,999. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 28,504,745 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 13, 2018.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2018.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2018

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

Our shares of common stock and mandatorily redeemable preferred stock are traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GLAD” and “GLADN,” respectively and our Notes due 2023 trade on Nasdaq under the trading symbol “GLADD.”

Investment Adviser and Administrator

We are externally managed by our affiliated investment adviser, Gladstone Management Corporation (the “Adviser”), pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), pursuant to an administration agreement (the “Administration Agreement”). Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and serve as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

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

Investment Objectives and Strategy

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2018, our investment portfolio was made up of approximately 91.4% debt investments and 8.6% equity investments, at cost.

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

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the one month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement, such as a success fee or deferred interest provision and may include interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest. Typically, our equity investments take the form of preferred or common stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

Since our initial public offering in 2001 and through September 30, 2018, we have invested in over 226 different companies, while making 188 consecutive monthly or quarterly cash distributions to common stockholders. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:

•

First Lien Secured Debt Securities: We seek to invest a portion of our assets in first lien secured debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses first lien debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business. First lien debt securities may include investments sourced from the syndicated loan market.

•

Second Lien Secured Debt Securities: We seek to invest a portion of our assets in second lien secured debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These second lien secured debt securities rank junior to the borrowers’ first lien secured debt securities and may be secured by second priority liens on all or a portion of the assets of the business. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees such as warrants to buy common and preferred stock or limited liability interests in connection with these second lien secured debt securities. Second lien debt securities may include investments sourced from the syndicated loan market.

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

Investment Concentrations

As of September 30, 2018, our investment portfolio consisted of investments in 50 companies located in 24 states across 18 different industries with an aggregate fair value of $390.0 million. Our five largest investments at fair value as of September 30, 2018, totaled $122.8 million, or 31.5% of our total investment portfolio.

The following table outlines our investments by security type at September 30, 2018 and 2017:

	September 30, 2018				September 30, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$206,523	48.3%	$199,625	51.2%	$198,942	48.4%	$173,896	49.4%
Secured second lien debt	180,274	42.2	156,373	40.1	168,247	40.9	155,249	44.1
Unsecured debt	3,708	0.9	3,655	0.9	3,324	0.8	3,324	0.9

Total debt investments	390,505	91.4	359,653	92.2	370,513	90.1	332,469	94.4
Preferred equity	12,920	3.0	7,749	2.0	18,794	4.5	6,561	1.9
Common equity/equivalents	24,042	5.6	22,644	5.8	22,128	5.4	13,343	3.7

Total equity investments	36,962	8.6	30,393	7.8	40,922	9.9	19,904	5.6

Total Investments	$427,467	100.0%	$390,046	100.0%	$411,435	100.0%	$352,373	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/Conglomerate Service	$79,066	20.3%	$80,723	22.9%
Healthcare, education and childcare	53,916	13.8	46,288	13.1
Oil and gas	50,172	12.9	34,712	9.9
Telecommunications	47,794	12.3	31,350	8.9
Diversified/Conglomerate Manufacturing	43,421	11.1	40,843	11.6
Diversified natural resources, precious metals and minerals	23,040	5.9	18,949	5.4
Automobile	18,209	4.7	20,082	5.7
Cargo Transportation	15,164	3.9	13,081	3.7
Beverage, food and tobacco	13,727	3.5	14,103	4.0
Machinery	11,058	2.8	5,114	1.4
Home and Office Furnishings, Housewares and Durable Consumer Products	10,125	2.6	10,100	2.9
Textiles and leather	6,556	1.7	4,879	1.4
Hotels, Motels, Inns, and Gaming	6,337	1.6	7,136	2.0
Personal and non-durable consumer products	4,892	1.3	7,035	2.0
Buildings and real estate	2,455	0.6	3,004	0.9
Printing and publishing	1,998	0.5	3,628	1.0
Leisure, Amusement, Motion Pictures, Entertainment	—	—	9,225	2.6
Other, < 2.0%	2,116	0.5	2,121	0.6

Total Investments	$390,046	100.0%	$352,373	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$168,917	43.3%	$150,727	42.8%
West	114,286	29.3	116,302	33.0
Midwest	61,733	15.8	58,915	16.7
Northeast	37,589	9.7	26,429	7.5
Canada	7,521	1.9	—	—

Total Investments	$390,046	100.0%	$352,373	100.0%

The geographic composition is determined by the location of the headquarters for each of our portfolio companies. A portfolio company may have a number of other business locations in other geographic locations.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) to the prospective company from the Adviser’s investment committee, which is composed of Messers. Gladstone, Brubaker and Marcotte. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team, analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment. Further, each investment is available for review by the members of our Board of Directors, a majority of whom are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act.

Prospective Portfolio Company Characteristics

We have identified certain characteristics that we believe are important in identifying and investing in prospective portfolio companies. The criteria listed below provide general guidelines for our investment decisions, although not all of these criteria may be met by each portfolio company.

•

Growth-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct growth-and-income orientation. In seeking income, we typically invest in companies that generate growing sales and cash flow to provide some assurance that they will be able to service their debt and deleverage over time. We do not expect to invest in start-up companies or companies with what we believe to be cyclical industries or speculative business plans.

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

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including, but not limited to, any of the following:

•	a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;

•	detailed review of the track record of the private equity firm or ownership group acquiring or controlling any prospective borrower;

•	visits to the prospective portfolio company’s business site(s);

•	interviews with the prospective portfolio company’s management, employees, customers, and vendors;

•	review of loan documents and material contracts;

•	background checks and a management capabilities assessment on the prospective portfolio company’s management team and controlling shareholders; and

•	research on the prospective portfolio company’s products, services or particular industry and its competitive position therein.

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

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company, the private equity firm or ownership group controlling any prospective borrower, and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to the shareholders and management of the company. As discussed above, the capital classes through which we typically structure a deal include first lien secured debt, second lien secured debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

•	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital;

•	securing board observation rights at the portfolio company;

•	incorporating call protection into the investment structure where possible; and

•	making investments with an expected total return (including both interest and potential equity appreciation) that it believes compensates us for the credit risk of the investment.

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in lower middle market privately-owned businesses. Such competitors include other BDCs, non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, serve a broader customer base, and establish a greater market share. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the regulatory requirements we must comply with as a publicly traded company. However, we believe that we have the following competitive advantages over other providers of financing to lower middle market companies.

Management Expertise

Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker and Marcotte, each of whom have a wealth of experience in our area of operation. Mr. Gladstone and Mr. Brubaker also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Mr. Gladstone and Mr. Marcotte both have over 25 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Brubaker has over 25 years of experience in acquisitions and operations of companies. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies and Messrs. Gladstone and Brubaker have worked together at the Gladstone Companies for more than 15 years. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills. See the additional discussion regarding management of portfolio companies by our Adviser below under “—Ongoing Management of Investments and Portfolio Company Relationships.”

Increased Access to Investment Opportunities Developed Through Extensive Research Capability and Network of Contacts

The Adviser seeks to identify potential investments through active origination and due diligence and through its dialogue with numerous private equity firms and other members of the financial community with whom the Adviser’s investment professionals have long-term relationships. We believe that the Adviser’s investment professionals have developed a broad network of contacts within the investment, commercial banking, private equity and investment management communities, and that their reputation, experience and focus on investing in lower middle market companies enables us to source and identify well-positioned prospective portfolio companies that provide attractive investment opportunities. Additionally, the Adviser expects to generate information from its professionals’ network of accountants, consultants, lawyers and management teams of portfolio companies and other contacts to support the Adviser’s investment activities.

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same investment philosophy that its professionals use in the management of the other Gladstone Companies and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

•	focusing on companies with sustainable market positions and cash flow;

•	investing in businesses with experienced and established management teams;

•	engaging in extensive due diligence from the perspective of a long-term investor;

•	investing in businesses backed by successful private equity sponsors or owner operators; and

•	adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.

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

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	private equity sponsors;

•	capital partners; and

•	advisers and consultants.

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

Gladstone Securities also provides other services (such as investment banking and due diligence services) to certain of our portfolio companies; see “—Transactions with Related Parties – Other Transactions” below.

Valuation Process

The following is a general description of the investment valuation policy (the “Policy”) (which has been approved by our Board of Directors) that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator who reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments based on the Policy. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:

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

•

The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review this documentation and discusses the information provided by our Valuation Team, and determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and approve, with a vote, to accept or reject the fair value recommendations in accordance with the Policy.

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

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into the Advisory Agreement, which was subsequently amended in October 2015, as approved unanimously by our Board of Directors, including the unanimous approval of our independent directors, to reduce the base management fee payable to the Adviser effective July 1, 2015, as discussed further below. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested person of any such party, unanimously approved the annual renewal of the Advisory Agreement with the Adviser through August 31, 2019. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fee paid under the Advisory Agreement.

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Prior to July 1, 2015, the annual rate was 2.0%. Our Board of Directors may (as it has for the years ended September 30, 2018, 2017 and 2016) accept an unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% (or prior to July 1, 2015, 2.0%) base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our Fifth Amended and Restated Credit Agreement, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender, as amended (our “Credit Facility”), are also 100% credited against the base management fee as discussed below, “—Loan Servicing Fee Pursuant to Credit Agreement”.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2018, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2018.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2018, 2017, and 2016, which credits totaled $1.7 million, $2.3 million, and $1.4 million, respectively.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”) (the borrower under our Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors and adjusted appropriately for any share issuances or repurchases during the period) during any given calendar year, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

Administration Agreement

We pay the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief compliance officer, chief valuation officer and general counsel and secretary (who also serves as the Administrator’s president), and their respective staffs.

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

Other Transactions

Mr. Gladstone also serves on the board of managers of our affiliate, Gladstone Securities, a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee or incentive fee. For additional information refer to Note 4 — Related Party Transactions of our accompanying Notes to Consolidated Financial Statements.

Material U.S. Federal Income Tax Considerations

RIC Status

To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90.0% of our investment company taxable income, which is our ordinary income plus the excess of our net short-term capital gains over net long-term capital losses. We refer to this as the “annual distribution requirement”. We must also meet several additional requirements, including:

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

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we will be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct distributions to stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as a gain realized from the sale or exchange of property. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level federal income tax on any unrealized appreciation with respect to our assets to the extent that any such unrealized appreciation is recognized during a specified period up to five years.

Qualification as a RIC

If we qualify as a RIC and distribute to stockholders each year in a timely manner at least 90.0% of our investment company taxable income, we will not be subject to federal income tax on the portion of our taxable income and gains we distribute to stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. For the years ended December 31, 2017, 2016 and 2015, we did not incur any excise taxes.

The federal excise tax would apply only to the amount by which the required distributions exceed the amount of income we distribute, actually or on a deemed basis, to stockholders. We will be subject to regular corporate income tax, currently a flat rate of 21.0%, on any undistributed income, including both ordinary income and capital gains.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our investment company taxable income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2018, we recorded $0.2 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2018 totaled $0.4 million. As of September 30, 2018, we had five investments which had a PIK interest component and we recorded PIK interest income of $3.8 million during the year ended September 30, 2018.

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

Asset Coverage

Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.” In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 200% (as the law applies to the Company currently) or 150% (as the law will apply to the Company effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Regulatory Compliance” for a discussion of changes to the asset coverage requirements pursuant to the Small Business Credit Availability Act (“SBCAA”)).

In addition, our ability to pay dividends or distributions (other than dividends payable in our stock) to holders of any class of our capital stock would be restricted if our “senior securities representing indebtedness” fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would also be restricted if our “senior securities that are stock” fail to have an asset coverage of at least 200% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 200% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions.

Significant Managerial Assistance

Generally, a BDC must make available significant managerial assistance to issuers of certain of its portfolio securities that the BDC counts as qualifying assets for the 70.0% test described above. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. Significant managerial assistance also includes the exercise of a controlling influence over the management and policies of the portfolio company. However, with respect to certain, but not all such securities, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance, or the BDC may exercise such control jointly.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. No employee of the Adviser or the Administrator will dedicate all of his or her time to us. However, we expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2018 and all of calendar year 2019. As of November 14, 2018, the Adviser and the Administrator collectively had 67 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
20	Accounting, administration, compliance, human resources, legal and treasury
35	Investment management, portfolio management and due diligence

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

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	changes in interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	the quality, pricing and availability of suitable investments and credit losses with respect to our investments;

•	the ability to obtain accurate market-based valuations;

•	loan values relative to the value of the underlying assets;

•	default rates on the loans underlying our investments and the amount of related losses;

•	prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments and loans, and the timing and amount of servicer advances;

•	competition;

•	the actual and perceived state of the economy and public capital markets generally;

•	the impact of potential changes to the tax code; and

•	the attractiveness of other types of investments relative to investments in lower middle market companies generally.

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

One of the factors that will influence the price of our common stock will be the distribution yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a higher distribution yield. In addition, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. As a result, higher market interest rates could cause the market price of our common stock to decrease.

Rising interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.

In recent years, the Fed has incrementally raised the target range for the federal funds rate, with additional increases expected to come over the next year. As interest rates increase, generally, the cost of borrowing increases, affecting our ability to make new investments on favorable terms or at all. More generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our net asset value and the market price of our securities. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR, so an increase in interest rates from the current interest rate may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates makes it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. There can be no guaranty the Fed will raise rates at the gradual pace they originally proposed, nor can there be any assurance that the Fed will make sound decisions as to when to raise rates. The increase in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.

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

Our portfolio includes a concentration of companies related to the oil and gas industry with the fair value of these investments representing approximately $50.2 million, or 12.9% of our total portfolio at fair value as of September 30, 2018. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have recently experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. A prolonged or continued decline in oil prices could therefore have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

There has been increased competitive pressure in the BDC and investment company marketplace for first and second lien secured debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in lower middle market companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

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

•

Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2018, loans to one portfolio company were on non-accrual status with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio. While we are working with the portfolio company to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in some of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

•

There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and certain consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations to make a well-informed investment decision.

•

Lower middle market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay any of our loans would be jeopardized.

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

Our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and approving, in good faith, the fair value of our investments, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, ICE Data Pricing and Reference Data, LLC (formerly Standard & Poor’s Securities Evaluation, Inc.) provides estimates of fair value on our proprietary debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including but limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. If applicable, new and follow-on proprietary debt and equity investments made during the current three month reporting period ended September 30, 2018 are generally valued at original cost basis. For additional information on our valuation policies, procedures and processes, refer to Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

Our most recent NAV was calculated on September 30, 2018 and our NAV when calculated effective December 31, 2018 and thereafter may be higher or lower.

As of September 30, 2018, our NAV per share was $8.32, which was based on the fair value of our investments that were reviewed and approved by the Valuation Committee and Board of Directors in connection with financial statements that were audited by our independent registered public accounting firm. NAV per share as of December 31, 2018 may be higher or lower than $8.32 based on potential changes in valuations, our issuance of shares of common stock under our at-the-market program subsequent to September 30, 2018, or dividends paid and earnings for the quarter then ended. Our Board of Directors determines the fair value of our portfolio investments on a quarterly basis and if our December 31, 2018 fair value is less than the September 30, 2018 fair value, we will record an unrealized loss on our investment portfolio. If the fair value is greater, we will record an unrealized gain on our investment portfolio. Upon publication of our next quarterly NAV per share determination (generally in our next Quarterly Report on Form 10-Q), the market price of our common stock may fluctuate materially.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities that are not publicly traded. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant to the Policy. In connection with that determination, the Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Gladstone, may result in a conflict of interest as the management fees that we pay the Adviser are based on our gross assets less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

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

Due to the uncertainty inherent in valuing these securities, the Valuation Team’s determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Valuation Team’s determinations regarding the fair value of our investments that are ultimately approved by our Board of Directors are materially different from the values that we ultimately realize upon our disposal of such securities. Additional discussion regarding risks associated with determinations made by the Adviser is found in the risk factor “The valuation process for certain of our portfolio holdings creates a conflict of interest.”

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

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2018, syndicated loans made up approximately 9.6% of our portfolio at cost, or $41.0 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five to seven years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of September 30, 2018, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 90.6% of loans at variable rates with floors and approximately 9.4% at fixed rates.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Fed, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

We generally will not be involved in the day-to-day operations and decision making of our portfolio companies.

We generally are not, and do not expect to be, involved in the day-to-day operations and decision making of our portfolio companies, even though we may have board observation rights and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common stock, may take risks or otherwise act in ways that do not serve our interests of maximizing our investment value.

We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

Our strategy, in part, includes making debt and minority equity investments in companies in connection with acquisitions, buyouts and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees and maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments, which would likely harm our operating results and financial condition.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and/or we could be subject to lender liability claims.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In addition, even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or in instances in which we exercised control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance. In the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2018, we received prepayments of investments totaling $58.9 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2018, we had investments in 50 portfolio companies, of which there were five investments that comprised approximately $122.8 million, or 31.5% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2018, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 20.3%; healthcare, education and childcare companies, representing 13.8%; and oil and gas companies, representing 12.9%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

In the course of investing in and often providing significant managerial assistance to certain of our portfolio companies, certain persons employed by the Adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies, even if without merit, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. Additionally, other litigations or claims against us or our personnel could result in additional costs, including defense costs, and the diversion of management time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations, financial condition, or cash flows.

While the Company believes it would have valid defenses to potential claims brought due to our investment in any portfolio company, and will defend any such claims vigorously, it may nevertheless expend significant amounts of money in defense costs and expenses. Further, if the Company enters into settlements or suffers an adverse outcome in any litigation, the Company could be required to pay significant amounts. In addition, if any of the Company’s portfolio companies become subject to direct or indirect claims or other obligations, such as defense costs or damages in litigation or settlement, the Company’s investment in such companies could diminish in value and the Company could suffer indirect losses. Further, these matters could cause the Company to expend significant management time and effort in connection with assessment and defense of any claims.

We may not realize gains from our equity investments and other yield enhancements.

When we make an investment, we may receive warrants to purchase stock issued by the borrower or other yield enhancements, such as success fees. Our goal is to ultimately dispose of these equity interests and realize gains upon our disposition of such interests. We expect that, over time, the gains we realize on these warrants and other yield enhancements will offset any losses we experience on loan defaults. However, any equity interests we receive may not appreciate in value and, in fact, may decline in value and any other yield enhancements, such as success fees, may not be realized. Accordingly, we may not be able to realize gains from our equity interests or other yield enhancements and any gains we do recognize may not be sufficient to offset losses we experience on our loan portfolio.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2018, we had $110.0 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $190.0 million, with a revolving period end date of January 15, 2021. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary Business Loan to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $232.8 million as of September 30, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Section 18 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2018, and as defined in the performance guaranty of our Credit Facility, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The revolving period end date of our Credit Facility is January 15, 2021 (the “Revolving Period End Date”) and if our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before April 15, 2022. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $265.0 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

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

We completed an equity offering of our Series 2024 Term Preferred Stock in September 2017 and sold 2,341,296 common shares under our at-the-market program during the year ended September 30, 2018. In addition, in November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment. However, there can be no assurance that we will be able to raise capital through issuing equity in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue “senior securities representing indebtedness” (including borrowings under our Credit Facility and our 2023 Notes) and “senior securities that are stock,” such as our Series 2024 Term Preferred Stock, up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 200% (as the law applies to the Company currently) or 150% (as the law will apply to the Company effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Regulatory Compliance” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA) on such senior security immediately after each issuance of such senior security. As a result of incurring indebtedness (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 200% or 150%, as applicable. If the aggregate value of our assets declines, we might be unable to satisfy that 200% or 150% requirement, as applicable. To satisfy the 200% or 150%, as applicable, asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then-current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has in previous years. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.” As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series 2024 Term Preferred Stock.

We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage as permitted by the SBCAA, this potential will be further magnified. We have incurred leverage in the past and currently incur leverage through the Credit Facility, shares of our mandatorily redeemable preferred stock and the 2023 Notes and, from time to time, intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default. The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%

Corresponding return to common stockholder(A)	(18.4)%	(9.9)%	(1.5)%	6.9%	15.3%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2018 by the assumed rates of return and subtracting all interest accrued on our debt for the year ended September 30, 2018, adjusted for the dividends on our Series 2024 Term Preferred Stock; and then dividing the resulting difference by our total assets attributable to common stock. Based on $399.5 million in total assets, $110.0 million drawn on our Credit Facility (at cost), $51.8 million in aggregate liquidation preference of our Series 2024 Term Preferred Stock, and $237.1 million in net assets, each as of September 30, 2018.

Based on the outstanding balance on our Credit Facility of $110.0 million at cost, as of September 30, 2018, the effective annual interest rate of 5.1% as of that date, and aggregate liquidation preference of our Series 2024 Term Preferred Stock of $51.8 million, our investment portfolio at fair value would have had to produce an annual return of at least 2.2% to cover annual interest payments on the outstanding debt and dividends on our Series 2024 Term Preferred Stock.

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

As of September 30, 2018, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 90.6% of loans at variable rates with floors and approximately 9.4% at fixed rates.

As of September 30, 2018, we did not have any hedging arrangement, such as interest rate hedges. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the interest rate cap agreement. For additional information on market interest rate fluctuations, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our investment company taxable income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments will create “original issue discount,” which we must recognize as ordinary income over the term of the debt investment or PIK interest which is accrued generally over the term of the debt investment but not paid in cash, both of which will increase the amounts we are required to distribute to maintain RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. The asset diversification requirements must be met at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and, in fact, may result in substantial losses. If we fail to qualify as a RIC for any reason and become fully subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our shares. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements and to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Regulatory Compliance” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in Section 55(a) of the 1940 Act.

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

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. Refer to “Business — Regulation as a BDC — Qualifying Assets” for additional information regarding qualifying assets.

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

We may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy the asset coverage tests under the provisions of the 1940 Act that apply to BDCs. As a BDC, we have the ability to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150%, provided certain conditions are met) after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities representing indebtedness,” including borrowing money from banks or other financial institutions or “senior securities that are stock,” such as our mandatorily redeemable preferred stock, only in amounts such that our asset coverage on each senior security, as defined in the 1940 Act, equals at least 200% or 150% (effective April 10, 2019; refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Regulatory Compliance” for a discussion of changes to the asset coverage requirements pursuant to the SBCAA) after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy these tests. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

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

We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, and the employees of the Adviser, do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker, and Robert L. Marcotte for their experience, skills and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $20.7 million as of September 30, 2018, at cost, which are all syndicated loan investments. For the year ended September 30, 2018, we recognized $0.2 million of OID income and the unamortized balance of OID investments as of September 30, 2018 totaled $0.4 million. As of September 30, 2018, we had five investments which had a PIK interest component and we recorded PIK interest income of $3.8 million during the year ended September 30, 2018. We collected $0.8 million in PIK interest in cash for the year ended September 30, 2018.

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

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2018, our Board of Directors has approved the following types of co-investment transactions:

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

The Advisory Agreement provides for a base management fee based on our gross assets and an incentive fee which consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. Our Board of Directors has historically accepted and may accept in the future quarterly or annual non-contractual, unconditional and irrevocable credits to reduce the annual base management fee. Further, our Board of Directors has accepted on a quarterly basis non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. Any waived fees may not be recouped by the Adviser in the future. However, the Adviser is not required to issue these or other credits of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these management and incentive fees will increase. If the Adviser does not issue these credits in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

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

Quarterly, our Board of Directors declares monthly distributions based on then-current estimates of taxable income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of taxable income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our current and accumulated earnings and profits, these distributions constitute a return of capital. A return of capital represents a return of a stockholder’s original investment in shares of our stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of our shares by reducing the investor’s tax basis for such shares. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have material adverse impact on our ability to make new investments.

Shares of closed-end investment companies frequently trade at a discount from NAV.

Shares of closed-end investment companies frequently trade at a discount from NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our shares will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of our shares will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our shares will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below, or above our NAV.

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

Common stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then-current NAV per share of our common stock.

We did not request that our stockholders approve the Company’s ability to issue shares of common stock at a price below NAV per share at our annual meetings of stockholders held on February 9, 2017 and February 8, 2018. Absent such stockholder approval, we are not able to access the capital markets in an offering at prices below the then-current NAV per share due to restrictions applicable to BDCs under the 1940 Act. Should we decide to issue shares of common stock at a price below NAV per share in the future, we will seek the requisite approval of our stockholders at such time.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10.0% of our common stock at a 5.0% discount from NAV, a stockholder who did not participate in that offering for its proportionate interest would suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.

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

Risks Related to the 2023 Notes

The 2023 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2023 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes. In addition, the 2023 Notes rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2023 Notes will be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes and the 2023 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2023 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2023 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2018, there was $110.0 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the 2023 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2023 Notes.

The indenture under which the 2023 Notes were issued contains limited protection for holders of the 2023 Notes.

The indenture under which the 2023 Notes were issued offers limited protection to holders of the 2023 Notes. The terms of the indenture and the 2023 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2023 Notes. In particular, the terms of the indenture and the 2023 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes, (2) any indebtedness or other obligations that would be secured and therefore effectively rank senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) our indebtedness that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% (or 150% effective April 10, 2019) after such incurrance or issuance. See the risk factor “—Recently-enacted legislation allows us to incur additional leverage under the 1940 Act, distinct from certain of our obligations under our Credit Facility and our term preferred stock” below;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2023 Notes, including our preferred stock and any subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture and the 2023 Notes will not require us to make an offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the 2023 Notes do not protect holders of the 2023 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2023 Notes), and take a number of other actions that are not limited by the terms of the 2023 Notes may have important consequences for you as a holder of the 2023 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2023 Notes or negatively affecting the trading value of the 2023 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2023 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for trading levels and prices of the 2023 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2023 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the 2023 Notes and substantially decrease the market value of the 2023 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the 2023 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2023 Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2023 Notes or the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the 2023 Notes when prevailing interest rates are relatively low.

On or after November 1, 2020, we may choose to redeem the 2023 Notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2023 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2023 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2023 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2023 Notes as the optional redemption date or period approaches.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our securities, could cause the liquidity or market value of the 2023 Notes to decline significantly.

Any credit rating assigned to us or the 2023 Notes represents an assessment by the assigning rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2023 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2023 Notes. Credit ratings are paid for by the issuer and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Other Risks

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, any such incident, disruption or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Adviser’s reputations, and cause a loss of confidence in us and our Adviser’s services, which could adversely affect our business.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq under the symbol “GLAD.” As of November 13, 2018, there were 39 record owners of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2018.

Purchases of Equity Securities

We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2018.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2013 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return Index (the “S&P 500 TR”), and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). This year we replaced our peer group of four companies included in our 2017 annual report with the WF BDC TR. By utilizing the WF BDC TR, which includes over 40 BDCs, we are able to include a larger representation of the BDC landscape. The WF BDC TR includes BDCs that are listed on the Nasdaq or the New York Stock Exchange and have a market capitalization greater than $100 million on the evaluation date. We believe the WF BDC TR is a more appropriate comparative market index because, among other reasons, it better reflects the price volatility that BDCs experience.

The following stock performance graph compares our cumulative total return with that of both the newly selected index and the peer group used in our 2017 annual report to stockholders. The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GLAD	Nasdaq 100 TR	S&P 500 TR	WF BDC TR	Peer Group
9/30/2013	$100.00	$100.00	$100.00	$100.00	$100.00
9/30/2014	111.51	127.52	119.73	100.57	102.71
9/30/2015	114.19	133.21	119.00	89.47	87.49
9/30/2016	127.51	157.37	137.36	109.71	109.61
9/30/2017	163.08	195.26	162.92	119.62	123.83
9/28/2018	178.63	251.72	192.10	123.92	136.22

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014 are derived from our audited accompanying Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Notes to Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

	Year Ended September 30,
	2018	2017	2016	2015	2014
Statement of Operations Data:
Total Investment Income	$45,581	$39,233	$39,112	$38,058	$36,585
Total Expenses, Net of Credits from Adviser	22,493	17,800	19,625	20,358	18,217

Net Investment Income	23,088	21,433	19,487	17,700	18,368

Net Realized and Unrealized (Loss) Gain	(4,440)	(4,253)	(8,120)	(9,216)	(7,135)

Net Increase in Net Assets Resulting from Operations	$18,648	$17,180	$11,367	$8,484	$11,233

Per Share Data:
Net Investment Income per Common Share – Basic and Diluted(A)	$0.85	$0.84	$0.84	$0.84	$0.87
Net Increase in Net Assets Resulting from Operations per Common Share - Basic and Diluted(A)	0.69	0.67	0.49	0.40	0.53
Distributions Declared and Paid Per Common Share(B)	0.84	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$399,508	$365,860	$337,178	$382,482	$301,429
Net Assets	237,092	219,650	201,207	191,444	199,660
Net Asset Value Per Common Share	8.32	8.40	8.62	9.06	9.51
Common Shares Outstanding	28,501,980	26,160,684	23,344,422	21,131,622	21,000,160
Weighted Common Shares Outstanding – Basic and Diluted	27,104,077	25,495,117	23,200,642	21,066,844	21,000,160
Senior Securities Data:
Total borrowings, at cost(C)	$110,000	$93,000	$71,300	$127,300	$36,700
Mandatorily redeemable preferred stock(C)(D)	51,750	51,750	61,000	61,000	61,000

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.
(B)

The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(C)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(D)	Represents the total liquidation preference of our mandatorily redeemable term preferred stock.

	Year Ended September 30,
	2018	2017	2016	2015	2014
Other Unaudited Data:
Number of Portfolio Companies	50	47	45	48	45
Average Size of Portfolio Company Investment at Cost	$8,549	$8,754	$8,484	$8,547	$7,762
Principal Amount of New Investments	67,936	99,241	79,401	102,299	81,731
Disbursements to Existing Portfolio Companies	38,679	12,851	10,145	33,824	20,314
Proceeds from Loan Repayments, Investments Sold and Exits(A)	67,944	83,444	121,144	40,273	72,560
Weighted Average Yield on Investments, excluding loans on non-accrual status(B)	11.80%	11.57%	11.08%	10.93%	11.47%
Weighted Average Yield on Investments, including loans on non-accrual status(C)	10.72	10.61	10.27	9.84	9.99
Total Return(D)	9.53	27.90	11.68	2.40	9.62

(A)	Includes non-cash reductions in cost basis.
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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2018, our investment portfolio was made up of approximately 91.4% debt investments and 8.6% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $15 million) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity and have opportunistically made several co-investments with our affiliate Gladstone Investment, a BDC also managed by our Adviser, pursuant to an exemptive order granted by the SEC. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

During the year ended September 30, 2018, we invested $67.9 million in ten new portfolio companies and extended $38.7 million of investments to existing portfolio companies. In addition, during the year ended September 30, 2018, we exited seven portfolio companies through sales and early payoffs. We received a total of $66.9 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the year ended September 30, 2018. This activity resulted in a net increase in our overall portfolio by three portfolio companies to 50 and a net increase of $16.0 million in our portfolio at cost since September 30, 2017. From our initial public offering in August 2001 through September 30, 2018, we have made 495 different loans to, or investments in, 226 companies for a total of approximately $1.8 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2018, the following significant transactions occurred:

•

In October 2017, we sold our investment in Flight Fit N Fun LLC for a realized gain of $0.6 million. In connection with the sale, we received net cash proceeds of approximately $9.4 million, including the repayment of our debt investment of $7.8 million at par.

•	In October 2017, we invested $11.0 million in Applied Voice & Speech Technologies, Inc. through secured first lien debt.

•	In October 2017, our investment in PSC Industrial Holdings, LLC paid off at par for net cash proceeds of $3.5 million.

•	In November 2017, we invested $7.5 million in Arc Drilling Holdings LLC through a combination of secured first lien debt and equity.

•

In November 2017, we invested $7.5 million in Gray Matter Systems, LLC through secured second lien debt. In March 2018, we invested an additional $3.6 million in Gray Matter Systems, LLC, through secured second lien debt.

•	In November 2017, our investment in DataPipe, Inc. paid off at par for net cash proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt. In March 2018, we sold $2.0 million of this investment for net cash proceeds of $2.0 million.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt. In January 2018, we sold this investment for net cash proceeds of $1.0 million.

•	In December 2017, we invested $20.0 million in Impact! Chemical Technologies, Inc. through secured first lien debt.

•	In January 2018, we invested $8.1 million in XMedius Solutions Inc. through secured first lien debt.

•	In February 2018, we invested an additional $4.0 million in an existing portfolio company, Lignetics, Inc., through secured first lien debt.

•

In March, July and September 2018, an existing portfolio company, EL Academies, Inc., drew $1.4 million, $4.4 million and $3.2 million, respectively, on the unused portion of its secured first lien delayed draw term loan.

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

•	In May 2018, we invested an additional $10.0 million in an existing portfolio company, Merlin International, Inc., through secured second lien debt.

•	In June 2018, we invested an additional $7.0 million in an existing portfolio company, IA Tech, LLC, through secured first lien debt.

•	In July 2018, our investment in NetSmart Technologies, Inc. paid off at par for net cash proceeds of $3.7 million.

•

In July 2018, the holding company for Impact! Chemical Technologies, Inc. (“Impact”) merged with and into the holding company for WadeCo Specialties, Inc. (“WadeCo”) to form Chemical & Injection Holdings Company, LLC (“Chemical & Injection Holdings”). Our preferred equity ownership related to WadeCo with a cost basis of $0.6 million, was converted into preferred equity ownership in the newly formed Chemical & Injection Holdings with the same cost basis. Our existing debt investments in Impact and WadeCo remained unchanged in conjunction with the merger.

•

In September 2018, we restructured our $30.0 million investment in Sunshine Media Holdings (“Sunshine”) resulting in a $28.2 million realized loss and a new $2.0 million investment in TNCP Intermediate HoldCo, LLC.

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for portfolio activity occurring subsequent to September 30, 2018.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. Additionally, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million in September 2017, inclusive of the overallotment, and approximately 2.2 million shares of our common stock for gross proceeds of $17.3 million in October 2016, inclusive of the November 2016 overallotment. Additionally, during the year ended September 30, 2018, we sold 2,341,296 shares of our common stock under our at-the-market program at a weighted-average price of $9.39 per share and raised $22.0 million of gross proceeds. Refer to “Liquidity and Capital Resources — Equity — Common Stock” and “Liquidity and Capital Resources — Equity — Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility.

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

On November 13, 2018, the closing market price of our common stock was $9.28, an 11.5% premium to our September 30, 2018 NAV per share of $8.32.

Refer to Note 15—Subsequent Events in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion of additional capital raised in connection with issuance of the 2023 Notes.

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

As of September 30, 2018, our asset coverage on our “senior securities representing indebtedness” was 359.0% and our asset coverage on our “senior securities that are stock” was 244.4%.

Recent Developments

Debt Offering

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment, for net proceeds of $55.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market.

Distributions

On October 9, 2018, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
October 19, 2018	October 31, 2018	$0.07	$0.125
November 20, 2018	November 30, 2018	0.07	0.125
December 20, 2018	December 31, 2018	0.07	0.125

	Total for the Quarter	$0.21	$0.375

Portfolio and Investment Activity

In October 2018, our investment in TWS Acquisition Corporation paid off at par for net cash proceeds of $2.0 million.

In October and November 2018, we invested a total of $1.6 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

In November 2018, we invested $2.0 million in GOBP Holdings, Inc. (d/b/a Grocery Outlet) through secured second lien debt.

In November 2018, our investment in Red Ventures, LLC paid off at par for net cash proceeds of $3.1 million.

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2018 to the Year Ended September 30, 2017

	For the Year Ended September 30,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$43,958	$37,073	$6,885	18.6%
Other income	1,623	2,160	(537)	(24.9)

Total investment income	45,581	39,233	6,348	16.2

EXPENSES
Base management fee	7,033	5,781	1,252	21.7
Loan servicing fee	5,042	4,146	896	21.6
Incentive fee	5,348	4,779	569	11.9
Administration fee	1,250	1,102	148	13.4
Interest expense on borrowings	5,858	3,073	2,785	90.6
Dividend expense on mandatorily redeemable preferred stock	3,105	4,152	(1,047)	(25.2)
Amortization of deferred financing fees	1,014	1,094	(80)	(7.3)
Other expenses	1,966	1,945	21	1.1

Expenses, before credits from Adviser	30,616	26,072	4,544	17.4
Credit to base management fee – loan servicing fee	(5,042)	(4,146)	(896)	21.6
Credit to fees from Adviser - other	(3,081)	(4,126)	1,045	(25.3)

Total expenses, net of credits	22,493	17,800	4,693	26.4

NET INVESTMENT INCOME	23,088	21,433	1,655	7.7

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(26,063)	(3,475)	(22,588)	650.0
Net realized loss on other	(133)	(1,288)	1,155	(89.7)
Net unrealized appreciation of investments	21,641	625	21,016	3,362.6
Net unrealized appreciation (depreciation) of other	115	(115)	230	(200.0)

Net loss from investments and other	(4,440)	(4,253)	(187)	4.4

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,648	$17,180	$1,468	8.5%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.85	$0.84	$0.01	1.2%

Net increase in net assets resulting from operations	$0.69	$0.67	$0.02	3.0%

Investment Income

Interest income increased by 18.6% for the year ended September 30, 2018, as compared to the prior year. This increase was due primarily to an increase in the weighted average balance outstanding on our interest-bearing portfolio and an increase in the weighted average yield on our interest-bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2018, was $372.2 million, compared to $320.1 million for the prior year, an increase of $52.1 million, or 16.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rates on interest-bearing investments which increased to 11.8% for the year ended September 30, 2018 compared to 11.6% for the year ended September 30, 2017, inclusive of any allowances on interest receivables made during those periods.

As of September 30, 2018, one portfolio company, Francis Drilling Fluids, Ltd. (“FDF”) was on non-accrual status, with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio. As of September 30, 2017, two portfolio companies, Sunshine and Alloy Die Casting Co. (“ADC”), were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio.

Other income decreased by 24.9% during the year ended September 30, 2018, as compared to the prior year. This decrease was primarily due to a $1.1 million decrease in success fees recognized year over year. For the year ended September 30, 2018, other income consisted primarily of $0.6 million in prepayment fees received, $0.5 million in dividend income, and $0.4 million in success fees recognized. For the year ended September 30, 2017, other income consisted primarily of $1.5 million in success fees recognized, $0.3 million in dividend income, and $0.3 million in prepayment fees received.

The following tables list the investment income for our five largest portfolio company investments at fair value during the respective years:

	As of September 30, 2018		Year Ended September 30, 2018
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
IA Tech, LLC	$30,900	7.9%	$3,208	7.0%
NetFortris Corp.	24,325	6.2	2,522	5.5
Lignetics, Inc.	23,040	5.9	2,410	5.3
Impact! Chemical Technologies, Inc. (A)	22,472	5.8	1,849	4.1
EL Academies, Inc.	22,018	5.7	1,535	3.4

Subtotal—five largest investments	122,755	31.5	11,524	25.3
Other portfolio companies	267,291	68.5	34,018	74.7

Total Investment Portfolio	$390,046	100.0%	$45,542	100.0%

	As of September 30, 2017		Year Ended September 30, 2017
Portfolio Company	Fair Value	% of Portfolio	Investment Income	% of Total Investment Income
NetFortris Corp. (A)	$24,240	6.9%	$1,566	4.0%
IA Tech, LLC	23,633	6.7	2,813	7.2
HB Capital Resources, Ltd. (A)	22,110	6.3	1,107	2.8
WadeCo Specialties, Inc.	22,016	6.2	1,936	4.9
Lignetics, Inc.	18,949	5.4	1,862	4.8

Subtotal—five largest investments	110,948	31.5	9,284	23.7
Other portfolio companies	241,425	68.5	29,922	76.3

Total Investment Portfolio	$352,373	100.0%	$39,206	100.0%

(A) New investment during applicable period.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $4.7 million, or 26.4%, for the year ended September 30, 2018 as compared to the prior year period. This increase was primarily due to a $2.9 million increase in our net base management and incentive fees to the Adviser and a $2.8 million increase in interest expense on borrowings, partially offset by a $1.0 million decrease in dividend expense on mandatorily redeemable preferred stock.

Interest expense increased by 90.6% during the year ended September 30, 2018, as compared to the prior year, due primarily to an increase in the weighted average balance outstanding on our Credit Facility. The weighted average balance outstanding during the year ended September 30, 2018, was $114.7 million, as compared to $58.4 million in the prior year, an increase of 96.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.1% during the year ended September 30, 2018, compared to 5.3% during the prior year. The decrease in the effective interest rate was driven by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018 and a decrease in unused commitment fees paid in the current year due to a greater amount outstanding on the credit facility. These factors were partially offset by an increase in LIBOR as compared to the prior year.

The net base management fee earned by the Adviser increased by $1.7 million, or 42.2%, during the year ended September 30, 2018, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The net income-based incentive fee increased by $1.2 million, or 48.3%, for the year ended September 30, 2018, as compared to the prior year, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle, over the prior year. Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser of $1.7 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the year ended September 30, 2018. The credit granted during the year ended September 30, 2017, totaled $2.3 million.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2018	2017
Average total assets subject to base management fee(A)	$401,886	$330,343
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	7,033	5,781
Portfolio company fee credit	(1,020)	(1,588)
Syndicated loan fee credit	(364)	(221)

Net Base Management Fee	$5,649	$3,972

Loan servicing fee(B)	$5,042	$4,146
Credit to base management fee – loan servicing fee(B)	(5,042)	(4,146)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$5,348	$4,779
Incentive fee credit	(1,697)	(2,317)

Net Incentive Fee	$3,651	$2,462

Portfolio company fee credit	$(1,020)	$(1,588)
Syndicated loan fee credit	(364)	(221)
Incentive fee credit	(1,697)	(2,317)

Credit to Fees from Adviser - Other(B)	$(3,081)	$(4,126)

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

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2018, we recorded a net realized loss on investments of $26.1 million, which resulted primarily from the restructure of our investment in Sunshine, previously on non-accrual status, and the associated recognition of a $28.2 million realized loss. This was partially offset by a $0.7 million realized gain from the sale of a portion of our equity investment in Funko Acquisition Holdings, LLC (“Funko”) and a $0.6 million realized gain associated with the sale of our investment in Flight Fit N Fun LLC.

For the year ended September 30, 2017, we recorded a net realized loss on investments of $3.5 million, which resulted primarily from the sale of substantially all the assets of RBC Acquisition Corp. (“RBC”) for a $2.3 million realized loss and the write-off of $5.0 million on our investment in Sunshine, partially offset by the sale of Behrens Manufacturing, LLC (“Behrens”) for a $2.5 million realized gain and a $1.2 million realized gain related to an additional earn-out from Funko, LLC, which we exited in the prior year.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.3 million during the year ended September 30, 2017, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share (“Series 2021 Preferred Stock”) in September 2017.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $21.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2018, were as follows:

	Year Ended September 30, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Edge Adhesives Holdings, Inc.	$—	$2,830	$—	$2,830
United Flexible, Inc.	—	2,475	—	2,475
Alloy Die Casting Co.	—	2,341	—	2,341
AG Transportation Holdings, LLC	—	2,083	—	2,083
Targus Cayman HoldCo, Ltd.	—	1,677	—	1,677
PIC 360, LLC	—	1,306	—	1,306
Funko Acquisition Holdings, LLC	745	869	(356)	1,258
Sea Link International IRB, Inc.	—	559	—	559
Leeds Novamark Capital I, L.P.	—	526	—	526
Merlin International, Inc.	—	450	—	450
WadeCo Specialties, Inc.	—	385	—	385
EL Academies, Inc.	—	379	—	379
Precision International, LLC	—	306	—	306
RBC Acquisition Corp.	284	—	—	284
IA Tech, LLC	—	267	—	267
Triple H Food Processors, LLC	—	236	—	236
Canopy Safety Brands, LLC	—	195	—	195
Funko, LLC	127	—	—	127
Flight Fit N Fun LLC	630	—	(725)	(95)
HB Capital Resources, Ltd.	—	330	(440)	(110)
Vision Government Solutions, Inc.	—	(412)	—	(412)
Frontier Financial Group, Inc.	—	(500)	—	(500)
GFRC Holdings, LLC	—	(519)	—	(519)
Meridian Rack & Pinion, Inc.	—	(671)	—	(671)
Vacation Rental Pros Property Management, LLC	—	(1,020)	—	(1,020)
Defiance Integrated Technologies, Inc.	—	(1,768)	—	(1,768)
Sunshine Media Holdings	(28,169)	(1,319)	27,660	(1,828)
Arc Drilling Holding LLC	—	(2,006)	—	(2,006)
New Trident Holdcorp, Inc.	—	(2,794)	—	(2,794)
LWO Acquisitions Company, LLC	—	(3,190)	—	(3,190)
Francis Drilling Fluids, Ltd.	—	(7,436)	—	(7,436)
Other, net (<$250)	320	28	(105)	243

Total:	$(26,063)	$(4,393)	$26,034	$(4,422)

The primary drivers of our net unrealized appreciation for the year ended September 30, 2018, were the reversal of previously recorded depreciation on our investment in Sunshine upon restructure and improved performance on certain of our portfolio companies, namely Edge Adhesives Holdings, Inc. These factors were partially offset by a decline in performance of certain of our other portfolio companies, namely FDF.

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

The primary drivers of our net unrealized appreciation for the year ended September 30, 2017, were an increase in the value of WadeCo, increased performance on certain of our portfolio companies, and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off. These factors were partially offset by a decline in performance and decrease in comparable multiples used in the valuation of certain of our other portfolio companies and the reversal of $3.2 million of previously recorded unrealized appreciation on our investment in Behrens upon exit.

As of September 30, 2018, the fair value of our investment portfolio was less than its cost basis by approximately $37.4 million and our entire investment portfolio was valued at 91.2% of cost, as compared to cumulative net unrealized depreciation of $59.1 million and a valuation of our entire portfolio at 85.6% of cost as of September 30, 2017. This year over year increase in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $21.6 million for the year ended September 30, 2018.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2018, we recorded $0.1 million of unrealized appreciation on our Credit Facility at fair value as compared to $0.1 million of unrealized depreciation during the year ended September 30, 2017.

Comparison of the Year Ended September 30, 2017 to the Year Ended September 30, 2016

	For the Year Ended September 30,
	2017	2016	$ Change	% Change
INVESTMENT INCOME
Interest income	$37,073	$35,219	$1,854	5.3%
Other income	2,160	3,893	(1,733)	(44.5)

Total investment income	39,233	39,112	121	0.3

EXPENSES
Base management fee	5,781	5,684	97	1.7
Loan servicing fee	4,146	3,890	256	6.6
Incentive fee	4,779	4,514	265	5.9
Administration fee	1,102	1,182	(80)	(6.8)
Interest expense on borrowings	3,073	2,899	174	6.0
Dividend expense on mandatorily redeemable preferred stock	4,152	4,118	34	0.8
Amortization of deferred financing fees	1,094	1,075	19	1.8
Other expenses	1,945	2,459	(514)	(20.9)

Expenses, before credits from Adviser	26,072	25,821	251	1.0
Credit to base management fee – loan servicing fee	(4,146)	(3,890)	(256)	6.6
Credit to fees from Adviser - other	(4,126)	(2,306)	(1,820)	78.9

Total expenses, net of credits	17,800	19,625	(1,825)	(9.3)

NET INVESTMENT INCOME	21,433	19,487	1,946	10.0

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain on investments	(3,475)	7,216	(10,691)	(148.2)
Net realized loss on other	(1,288)	(64)	(1,224)	(1,912.5)
Net unrealized appreciation (depreciation) of investments	625	(15,334)	15,959	104.1
Net unrealized (depreciation) appreciation of other	(115)	62	(177)	(285.5)

Net loss from investments and other	(4,253)	(8,120)	3,867	47.6

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$17,180	$11,367	$5,813	51.1%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.84	$—	—%

Net increase in net assets resulting from operations	$0.67	$0.49	$0.18	36.7%

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

As of September 30, 2017, certain loans to two portfolio companies, Sunshine and ADC, were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio. As of September 30, 2016, certain loans to two portfolio companies, Sunshine and Vertellus Holdings, LLC, were on non-accrual status, with an aggregate debt cost basis of approximately $26.5 million, or 7.7% of the cost basis of all debt investments in our portfolio.

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

(C)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the four most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the applicable year.

(D)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report on Form 10-K.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2017, we recorded a net realized loss on investments of $3.5 million, which resulted primarily from the sale of substantially all the assets of RBC for a $2.3 million realized loss and the write-off of $5.0 million on our investment in Sunshine, partially offset by the sale of Behrens for a $2.5 million realized gain and a $1.2 million realized gain related to an additional earn-out from Funko, LLC, which we exited in the prior year.

For the year ended September 30, 2016, we recorded a net realized gain on investments of $7.2 million, which resulted primarily from the sales of Funko, LLC, Southern Petroleum Laboratories, Inc., Westland Technologies, Inc., and Ashland Acquisitions, LLC (“Ashland”) for a combined realized gain of $18.7 million and net proceeds of $35.4 million. This realized gain was partially offset by a combined realized loss of $11.7 million recognized from the sale of Heartland Communications Group and the restructures of Targus Group International, Inc. (“Targus”) and Precision Acquisition Group Holdings, Inc. during the year ended September 30, 2016. We also recognized a realized loss of $0.6 million during the year ended September 30, 2016 related to a settlement associated with WP Evenflo Group Holdings, Inc., which we previously exited at a realized gain of $1.0 million in September 2014.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.3 million during the year ended September 30, 2017, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our Series 2021 Preferred Stock in September 2017. During the year ended September 30, 2016, we recorded a net realized loss of $0.1 million due to the expiration of our interest rate cap agreement in January 2016.

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

The primary drivers of our net unrealized appreciation for the year ended September 30, 2017, were an increase in the value of WadeCo, increased performance on certain of our portfolio companies, and the reversal of previously recorded depreciation on our investment in Sunshine upon partial write-off. These factors were partially offset by a decline in performance and decrease in comparable multiples used in the valuation of certain of our other portfolio companies and the reversal of $3.2 million of previously recorded unrealized appreciation on our investment in Behrens upon exit.

The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2016, were as follows:

	Year Ended September 30, 2016
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
RBC Acquisition Corp.	$1,207	$11,896	$—	$13,103
Legend Communications of Wyoming, LLC	—	2,857	27	2,884
Behrens Manufacturing, LLC	—	2,206	—	2,206
Funko, LLC	16,874	98	(16,009)	963
Southern Petroleum Laboratories, Inc.	873	871	(995)	749
Precision Acquisition Group Holdings, Inc.	(3,821)	(1,282)	5,805	702
Westland Technologies, Inc.	909	622	(866)	665
J. America, Inc.	—	482	—	482
Triple H Food Processors, LLC	—	351	—	351
RP Crown Parent, LLC	—	276	—	276
GFRC Holdings, LLC	—	(271)	—	(271)
Ashland Acquisitions, LLC	72	183	(572)	(317)
Mikawaya	—	(379)	—	(379)
FedCap Partners, LLC	—	(381)	—	(381)
New Trident Holdcorp, Inc.	—	(442)	—	(442)
AG Transportation Holdings, LLC	—	(454)	—	(454)
WP Evenflo Group Holdings, Inc.	(550)	—	—	(550)
WadeCo Specialties, Inc.	—	(722)	—	(722)
Vision Government Solutions, Inc.	—	(779)	—	(779)
Vertellus Specialties Inc.	—	(975)	—	(975)
Lignetics, Inc.	—	(1,251)	—	(1,251)
SourceHOV LLC	—	(1,380)	—	(1,380)
LWO Acquisitions Company, LLC	—	(3,170)	—	(3,170)
Defiance Integrated Technologies, Inc.	—	(3,184)	—	(3,184)
Sunshine Media Holdings	—	(3,360)	—	(3,360)
Targus Cayman HoldCo, Ltd.	(5,500)	(2,952)	4,198	(4,254)
Francis Drilling Fluids, Ltd.	—	(8,156)	—	(8,156)
Other, net (<$250)	(2,848)	(528)	2,902	(474)

Total:	$7,216	$(9,824)	$(5,510)	$(8,118)

The primary drivers of our net unrealized depreciation for the year ended September 30, 2016, were a decline in financial and operation performance of certain portfolio companies and the reversal of $16.0 million of previously recorded unrealized appreciation on our investment in Funko, LLC upon exit. This depreciation was partially offset by unrealized appreciation, primarily on RBC of $11.9 million, which was driven by proceeds received associated with the sale of RBC in November 2016, and the reversal of $4.2 million of previously recorded unrealized depreciation on our investment in Targus upon restructure.

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

Net cash used in operating activities for the year ended September 30, 2018 was $17.6 million as compared to $12.9 million for the year ended September 30, 2017. The change was primarily due to a decrease in principal repayments and net proceeds from sales of investments partially offset by a decrease in purchases of investments year over year. Repayments and net proceeds from sales were $67.9 million during the year ended September 30, 2018 compared to $83.4 million during the year ended September 30, 2017. Purchase of investments was $106.6 million during the year ended September 30, 2018, compared to $112.1 million during the year ended September 30, 2017.

Net cash used in operating activities for the year ended September 30, 2017 was $12.9 million as compared to net cash provided by operating activities of $60.0 million for the year ended September 30, 2016. The change was primarily due to an increase in purchases of investments and a decrease in principal repayments on investments and net proceeds from sale of investments period over period. Purchases of investments were $112.1 million during the year ended September 30, 2017 compared to $80.0 million during the prior year period. Repayments and net proceeds from sales were $83.4 million during the year ended September 30, 2017 compared to $121.1 million during the year ended September 30, 2016.

As of September 30, 2018, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $427.5 million. As of September 30, 2017, we had loans to, syndicated participations in or equity investments in 47 companies, with an aggregate cost basis of approximately $411.4 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2018 and 2017:

	Year Ended September 30,
	2018	2017
Beginning investment portfolio, at fair value	$352,373	$322,114
New investments	67,936	99,241
Disbursements to existing portfolio companies	38,679	12,851
Scheduled principal repayments	(6,455)	(3,646)
Unscheduled principal repayments	(58,941)	(71,558)
Net proceeds from sales of investments	(2,548)	(8,240)
Net unrealized depreciation of investments	(4,393)	(1,065)
Reversal of prior period net depreciation of investments	26,034	1,690
Net realized loss on investments	(26,818)	(3,475)
Increase in investment balance due to PIK interest(A)	4,060	4,729
Net change in premiums, discounts and amortization	119	(268)

Ending Investment Portfolio, at Fair Value	$390,046	$352,373

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2018.

Year Ending September 30,	Amount
2019	$39,272
2020	81,633
2021	68,819
2022	46,687
2023	115,796
Thereafter	38,975

Total contractual repayments	$391,182
Equity investments	36,961
Adjustments to cost basis on debt investments	(676)

Investment Portfolio as of September 30, 2018, at Cost:	$427,467

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2018 was $14.5 million, which consisted primarily of $17.0 million in net borrowings on our Credit Facility and $22.0 million in proceeds from the issuance of common stock, partially offset by $22.8 million in distributions to common stockholders.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2018, 2017 and 2016, which totaled an aggregate of $22.8 million, $21.4 million and $19.5 million, respectively. In October 2018, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2018. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2019. From inception through September 30, 2018, we have paid 188 either monthly or quarterly consecutive distributions to common stockholders totaling approximately $320.6 million or $18.61 per share.

For each of the fiscal years ended September 30, 2018, 2017, and 2016, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million, $0.3 million, and $5.5 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.140625 per share to holders of our Series 2021 Term Preferred Stock for each month during the years ended September 30, 2017 and 2016, which totaled an aggregate of $4.1 million during each of the years ended September 30, 2017 and 2016. In October 2017, our Board of Directors declared a combined dividend for the pro-rated period from and including the issuance date, September 27, 2017, to and including September 30, 2017 and the full month of October 2017, which totaled $0.141667 per share, to the holders of our Series 2024 Term Preferred Stock and monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of the eleven months from November 2017 through September 2018.

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

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

We filed Post-Effective Amendment No. 5 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2018, we had the ability to issue up to $202.6 million in securities under the Registration Statement.

Common Stock

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the year ended September 30, 2018, we sold 2,341,296 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.39 per share and raised $22.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $21.6 million. As of September 30, 2018, we had a remaining capacity to sell up to $20.5 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. During the year ended September 30, 2017, we sold 642,818 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.88 per share and raised $6.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $6.1 million.

Pursuant to our Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then-current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million. The net proceeds of this offering were used to repay borrowings under our Credit Facility.

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

On November 13, 2018, the closing market price of our common stock was $9.28, an 11.5% premium to our September 30, 2018 NAV per share of $8.32.

Term Preferred Stock

Pursuant to our Registration Statement, in September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized over the period from issuance through September 30, 2024, the mandatory redemption date. The offering proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing Series 2021 Term Preferred Stock, par value $0.001 per share. In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of September 30, 2018 was 244.4%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $232.8 million as of September 30, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $285.8 million, asset coverage on our “senior securities representing indebtedness” of 359.0% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of September 30, 2018. As of September 30, 2018, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of our accompanying Note to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our Credit Facility.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of September 30, 2018 and 2017, we had off-balance sheet success fee receivables on our accruing debt investments of $5.1 million and $4.6 million (or approximately $0.18 per common share for each period), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2018 and September 30, 2017 to be immaterial.

The following table shows our contractual obligations as of September 30, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$110,000	$—	$—	$110,000
Mandatorily Redeemable Preferred Stock	—	—	51,750	—	51,750
Interest expense on debt obligations(C)	9,249	24,932	6,210	—	40,391

Total	$9, 249	$134,932	$57,960	$—	$202,141

(A)

Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $10.1 million, at cost, as of September 30, 2018.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)

Includes estimated interest payments on our Credit Facility and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2018. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

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

The following table reflects risk ratings for all proprietary loans in our portfolio (all of which were risk rated by our Adviser) at September 30, 2018 and 2017, representing approximately 92.3% and 91.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2018	2017
Highest	10.0	9.0
Average	6.7	5.7
Weighted Average	6.8	5.8
Lowest	0.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO at September 30, 2018 and 2017, representing approximately 5.7% and 6.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2018	2017
Highest	6.0	6.0
Average	3.7	4.4
Weighted Average	4.0	4.6
Lowest	1.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO at September 30, 2018 and 2017, representing approximately 2.0% and 1.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

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

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of recent accounting pronouncements.

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2018, our portfolio of debt investments on a principal basis consisted of the following:

90.6%	Variable rates with a LIBOR or prime rate floor
9.4	Fixed rates

100.0%	total

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2018 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change (A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase in Net Assets Resulting from Operations
Up 300 basis points	$10,300	$3,300	$7,000
Up 200 basis points	6,754	2,200	4,554
Up 100 basis points	3,209	1,100	2,109
Down 226 basis points	(3,481)	(2,487)	(994)

(A)	As of September 30, 2018, our effective average LIBOR was 2.26%, therefore, the largest decrease in basis points that could occur was 226 basis points.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 14, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Gladstone Capital Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2018, including the related notes and financial statement schedules listed in the index appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended September 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2018 and 2017 by correspondence with the custodian and portfolio company investees. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

McLean, VA

November 14, 2018

We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,
	2018	2017
ASSETS
Investments at fair value: Non-Control/Non-Affiliate investments (Cost of $359,304 and $318,952, respectively)	$325,567	$290,860
Affiliate investments (Cost of $54,667 and $49,868, respectively)	48,856	42,648
Control investments (Cost of $13,496 and $42,615, respectively)	15,623	18,865
Cash and cash equivalents	1,971	5,012
Restricted cash and cash equivalents	33	258
Interest receivable, net	2,601	1,699
Due from administrative agent	2,807	3,086
Deferred financing fees	1,363	853
Other assets, net	687	2,579

TOTAL ASSETS	$399,508	$365,860

LIABILITIES
Borrowings at fair value (Cost of $110,000 and $93,000, respectively)	$110,000	$93,115
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively	50,077	49,849
Accounts payable and accrued expenses	290	522
Interest payable	330	264
Fees due to Adviser(A)	1,084	1,292
Fee due to Administrator(A)	317	244
Other liabilities	318	924

TOTAL LIABILITIES	$162,416	$146,210

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value, 44,560,000 and 44,560,000 shares authorized, respectively, and 28,501,980 and 26,160,684 shares issued and outstanding, respectively	$29	$26
Capital in excess of par value(C)	343,076	348,248
Cumulative net unrealized depreciation of investments	(37,421)	(59,062)
Cumulative net unrealized depreciation of other	—	(115)
Overdistributed net investment income(C)	(219)	(139)
Accumulated net realized losses	(68,373)	(69,308)

Total distributable loss	(106,013)	(128,624)

TOTAL NET ASSETS	$237,092	$219,650

NET ASSET VALUE PER COMMON SHARE AT END OF YEAR	$8.32	$8.40

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2018	2017	2016
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$33,497	$26,147	$24,171
Affiliate investments	4,800	4,282	7,459
Control investments	1,817	1,626	1,226
Cash and cash equivalents	39	27	5

Total interest income (excluding PIK interest income)	40,153	32,082	32,861
PIK interest income
Non-Control/Non-Affiliate investments	3,524	4,299	1,095
Affiliate investments	281	692	1,263

Total PIK interest income	3,805	4,991	2,358
Total interest income	43,958	37,073	35,219
Success fee income
Non-Control/Non-Affiliate investments	430	392	1,566
Affiliate investments	—	1,142	914
Control investments	—	—	958

Total success fee income	430	1,534	3,438
Other income	1,193	626	455

Total investment income	45,581	39,233	39,112

EXPENSES
Base management fee(A)	7,033	5,781	5,684
Loan servicing fee(A)	5,042	4,146	3,890
Incentive fee(A)	5,348	4,779	4,514
Administration fee(A)	1,250	1,102	1,182
Interest expense on borrowings	5,858	3,073	2,899
Dividend expense on mandatorily redeemable preferred stock	3,105	4,152	4,118
Amortization of deferred financing fees	1,014	1,094	1,075
Professional fees	880	828	1,113
Other general and administrative expenses	1,086	1,117	1,346

Expenses, before credits from Adviser	30,616	26,072	25,821
Credit to base management fee - loan servicing fee(A)	(5,042)	(4,146)	(3,890)
Credit to fees from Adviser—other(A)	(3,081)	(4,126)	(2,306)

Total expenses, net of credits	22,493	17,800	19,625

NET INVESTMENT INCOME	23,088	21,433	19,487

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	1,812	3,849	6,253
Affiliate investments	325	(2,330)	1,280
Control investments	(28,200)	(4,994)	(317)
Other	(133)	(1,288)	(64)

Total net realized (loss) gain	(26,196)	(4,763)	7,152
Net unrealized (depreciation) appreciation:
Non-Control/Non-Affiliate investments	(5,645)	(3,133)	(14,946)
Affiliate investments	1,409	1,951	5,858
Control investments	25,877	1,807	(6,246)
Other	115	(115)	62

Total net unrealized appreciation (depreciation)	21,756	510	(15,272)

Net realized and unrealized loss	(4,440)	(4,253)	(8,120)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,648	$17,180	$11,367

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.85	$0.84	$0.84

Net increase in net assets resulting from operations	$0.69	$0.67	$0.49

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	27,104,077	25,495,117	23,200,642

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2018	2017	2016
OPERATIONS
Net investment income	$23,088	$21,433	$19,487
Net realized (loss) gain on investments	(26,063)	(3,475)	7,216
Net realized loss on other	(133)	(1,288)	(64)
Net unrealized appreciation (depreciation) of investments	21,641	625	(15,334)
Net unrealized appreciation (depreciation) of other	115	(115)	62

Net increase in net assets from operations	18,648	17,180	11,367

DISTRIBUTIONS
Distributions to common stockholders from ordinary income	(22,801)	(21,433)	(16,298)
Distributions to common stockholders from realized gains	—	—	(3,189)

Net decrease in net assets from distributions	(22,801)	(21,433)	(19,487)

CAPITAL TRANSACTIONS
Issuance of common stock	21,991	23,695	19,665
Offering costs for issuance of common stock	(396)	(999)	(1,210)
Repurchase of common stock, net of costs	—	—	(572)

Net increase in net assets from capital transactions	21,595	22,696	17,883

NET INCREASE IN NET ASSETS	17,442	18,443	9,763
NET ASSETS, BEGINNING OF YEAR	219,650	201,207	191,444

NET ASSETS, END OF YEAR	$237,092	$219,650	$201,207

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$18,648	$17,180	$11,367
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Purchase of investments	(106,115)	(112,092)	(80,024)
Principal repayments on investments	64,896	75,204	99,705
Net proceeds from sale of investments	2,892	8,240	21,439
Increase in investments due to paid-in-kind interest or other	(4,060)	(4,729)	(5,002)
Net change in premiums, discounts and amortization	(119)	268	(70)
Cost adjustments on non-accrual loans	—	—	(388)
Net realized loss (gain) on investments	26,063	3,475	(7,216)
Net unrealized (appreciation) depreciation of investments	(21,641)	(625)	15,333
Net realized loss on other	—	1,288	64
Net unrealized (depreciation) appreciation of other	(115)	115	(62)
Changes in assets and liabilities:
Decrease (increase) in restricted cash and cash equivalents	225	148	(123)
(Increase) decrease in interest receivable, net	(902)	634	3,248
Decrease (increase) in funds due from administrative agent	279	(922)	(978)
Amortization of deferred financing fees	1,014	1,094	1,075
Decrease (increase) in other assets, net	1,857	(1,731)	723
(Decrease) increase in accounts payable and accrued expenses	(232)	(497)	422
Increase (decrease) in interest payable	66	63	(72)
(Decrease) increase in fees due to Adviser(A)	(208)	70	318
Increase (decrease) in fee due to Administrator(A)	73	(38)	32
(Decrease) increase in other liabilities	(192)	(23)	232

Net cash (used in) provided by operating activities	(17,571)	(12,878)	60,023

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	118,900	138,700	103,000
Repayments on borrowings	(101,900)	(117,000)	(159,000)
Proceeds from issuance of mandatorily redeemable preferred stock	—	51,750	—
Redemption of mandatorily redeemable preferred stock	—	(61,000)	—
Repurchase of common stock	—	—	(572)
Deferred financing fees	(1,329)	(1,975)	(75)
Proceeds from issuance of common stock	21,991	23,695	19,665
Offering costs for issuance of common stock	(331)	(999)	(1,210)
Distributions paid to common stockholders	(22,801)	(21,433)	(19,487)

Net cash provided by (used in) financing activities	14,530	11,738	(57,679)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,041)	(1,140)	2,344
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,012	6,152	3,808

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,971	$5,012	$6,152

CASH PAID DURING YEAR FOR INTEREST	$5,792	$3,010	$2,971
NON-CASH ACTIVITIES(B)	500	—	9,522

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transactions:

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 137.3%
Secured First Lien Debt – 75.3%
Automobile – 1.3%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.8% Cash, Due 6/2019) (C)	$4,140	$4,140	$3,105
Beverage, Food, and Tobacco – 2.6%
Triple H Food Processors, LLC – Line of Credit, $750 available (L + 6.8%, 9.0% Cash, Due 8/2020)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.5% Cash, Due 8/2020)(C)	6,000	6,000	6,135

		6,000	6,135
Buildings and Real Estate – 0.9%
GFRC Holdings, LLC – Line of Credit, $0 available (L + 8.0%, 10.3% Cash, Due 9/2018)(E)	1,150	1,150	1,150
GFRC Holdings, LLC – Term Debt (L + 8.0%, 10.3% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,150	2,150
Diversified/Conglomerate Service – 21.3%
IA Tech, LLC – Term Debt (L + 11.0%, 13.3% Cash, Due 6/2023)(C)	30,000	30,000	30,900
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.4% Cash, Due 12/2021)(C)(U)	8,415	8,415	8,646
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 11.0% Cash, Due 6/2021)(C)	1,450	1,446	1,305
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 6/2021)(C)(F)	1,600	1,596	1,448
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 11.0% Cash, Due 6/2021)(C)	9,000	8,978	8,100

		50,435	50,399
Healthcare, education, and childcare – 9.7%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 9.5%, 11.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $1,010 available (L + 9.5%, 11.8% Cash, Due 8/2022)(C)	8,990	8,990	9,069
EL Academies, Inc. – Term Debt (L + 9.5%, 11.8% Cash, Due 8/2022)(C)	12,000	12,000	12,105
TWS Acquisition Corporation – Term Debt (L + 8.0%, 10.3% Cash, Due 7/2020)(Q)(AA)	2,000	2,000	2,000

		22,990	23,174
Machinery – 2.7%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 10.3% Cash, Due 11/2020)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,960	5,960	5,454
Precision International, LLC – Term Debt (10.0%, Due 9/2021)(C)(F)	836	836	836

		6,796	6,290
Oil and Gas – 17.0%
Impact! Chemical Technologies, Inc. – Line of Credit, $0 available (L + 8.8%, 11.0% Cash, Due 12/2020)(C)	2,500	2,500	2,497
Impact! Chemical Technologies, Inc. – Term Debt (L + 8.8%, 11.0% Cash, Due 12/2020)(C)	20,000	20,000	19,975
WadeCo Specialties, Inc. – Line of Credit, $1,100 available (L + 7.0%, 9.3% Cash, Due 3/2019)(C)	900	900	909
WadeCo Specialties, Inc. – Term Debt (L + 7.0%, 9.3% Cash, Due 3/2019)(C)	9,691	9,691	9,788
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	7,035

		40,091	40,204
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.3% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 19.8%
Applied Voice & Speech Technologies, Inc. – Term Debt (L + 9.3%, 11.5% Cash, Due 10/2022)(C)	10,100	10,100	9,948
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.3% Cash, Due 12/2019)(C)	6,000	6,000	6,000
NetFortris Corp. – Term Debt (L + 8.4%, 10.7% Cash, Due 2/2021)(C)	23,700	23,700	23,522
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.5% Cash, Due 10/2022)(C)	7,493	7,493	7,521

		47,293	46,991

Total Secured First Lien Debt		$180,002	$178,448

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 53.5%
Automobile – 2.1%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,980	$5,094
Beverage, Food, and Tobacco – 2.9%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.8% Cash, Due 12/2023)(C)	6,750	6,726	6,767
Cargo Transportation– 5.5%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,097
Chemicals, Plastics, and Rubber – 0.5%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.3% Cash, Due 10/2021)(C)	1,099	1,099	1,096
Diversified/Conglomerate Manufacturing – 8.7%
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	5,235	5,235	4,934
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	75	75	71
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	390	390	368
United Flexible, Inc. – Term Debt (L + 9.3%, 11.5% Cash, Due 2/2022)(C)	15,300	15,232	15,300

		20,932	20,673
Diversified/Conglomerate Service – 12.1%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 11.1% Cash, Due 4/2026)(D)(U)	3,000	2,942	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.3% Cash, Due 10/2025)(D)	3,000	2,977	2,989
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,045
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.6% Cash, Due 5/2025)(D)(U)	4,000	3,929	4,015
LDiscovery, LLC – Term Debt (L + 10.0%, 12.3% Cash, Due 12/2023)(D)	5,000	4,836	4,400
Red Ventures, LLC – Term Debt (L + 8.0%, 10.3% Cash, Due 11/2025)(D)(AA)	3,125	3,069	3,188

		28,853	28,667
Healthcare, education, and childcare – 10.0%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.5% Cash, Due 6/2025)(D)	3,000	2,960	3,000
Merlin International, Inc. – Term Debt (L + 10.0%, 12.3% Cash, Due 10/2022)(C)	20,000	20,000	20,600
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 5.5% Cash, 6.8% PIK, Due 7/2020)(E)	4,382	4,382	—

		27,342	23,600
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.3%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,125
Hotels, Motels, Inns, and Gaming – 2.6%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.3% Cash, 3.0% PIK, Due 6/2023)(C)	7,366	7,366	6,337
Oil and Gas – 3.2%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 12.6% Cash, Due 4/2020) (E)(H)(I)	18,510	18,427	5,281
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3%, 11.5% Cash, Due 4/2020) (E)(H)(I)	8,473	8,434	2,417

		26,861	7,698
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.8% Cash, Due 7/2022) (C)	3,750	3,750	3,802

Total Secured Second Lien Debt		$150,909	$126,956

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,613	$3,613	$3,603
Preferred Equity – 1.9%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate – 0.1%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	305

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.5%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	533
United Flexible, Inc. – Preferred Stock(E)(G)	538	538	708

		2,730	1,241
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 0.9%
Chemical & Injection Holdings Company, LLC – Preferred Equity Units(E)(G)	13,830	618	2,137
Francis Drilling Fluids, Ltd. – Preferred Equity Units(E)(G)(I)	1,656	1,215	—

		1,833	2,137
Telecommunications – 0.4%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	2,677,070	268	803

		2,067	803
Total Preferred Equity		$9,604	$4,486

Common Equity – 5.1%
Aerospace and Defense – 0.3%
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,449	$616
Automobile– 0.4%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	857
Beverage, Food, and Tobacco – 0.3%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	230
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	595

		700	825
Buildings and Real Estate – 0.0%
GFRC Holdings, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.9%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	1,375
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	692

		1,244	2,067
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,017	404
Diversified/Conglomerate Manufacturing – 0.9%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	2,247

		166	2,247
Healthcare, education, and childcare – 1.4%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(E)(G)	649	649	844
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	2,695

		5,437	3,539
Machinery – 0.1%
Arc Drilling Holdings LLC – Common Stock(E)(G)	16.7%	1,500	—
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	296

		1,500	296
Oil and Gas – 0.1%
Francis Drilling Fluids, Ltd. – Common Equity Units(E)(G)(I)	1,656	1	—
W3, Co. – Common Equity(E)(G)	435	499	133

		500	133
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.5%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	418
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	39,483	167	672

		667	1,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$15,176	$12,074

Total Non-Control/Non-Affiliate Investments		$359,304	$325,567

AFFILIATE INVESTMENTS(N) – 20.6%
Secured First Lien Debt – 7.1%
Diversified/Conglomerate Manufacturing – 7.1%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.8% Cash, Due 2/2019)(C)	$6,200	$6,200	$6,061
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 14.0% Cash, Due 2/2019)(C)	1,600	1,600	1,572
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%, 7.8% Cash, 2.0% PIK, Due 12/2019)(C)	3,205	3,205	3,105
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 10.8% Cash, 2.0% PIK, Due 12/2019)(C)	11,166	11,166	6,089

		22,171	16,827

Total Secured First Lien Debt		$22,171	$16,827

Secured Second Lien Debt – 9.0%
Diversified Natural Resources, Precious Metals and Minerals – 9.0%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$6,014
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	8,020
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,308
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	4,010

		21,300	21,352

Total Secured Second Lien Debt		$21,300	$21,352

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(C)(P)	$95	$95	$52
Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$2,381
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	882

Total Preferred Equity		$3,316	$3,263

Common Equity – 3.1%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	806
Textiles and Leather – 2.8%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	6,556

Total Common Equity		$7,785	$7,362

Total Affiliate Investments		$54,667	$48,856

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 6.6%
Secured First Lien Debt – 1.8%
Machinery – 1.2%
PIC 360, LLC – Term Debt (14.0% Cash, Due 9/2019)(E)(F)	$2,850	$2,850	$2,850
Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	$1,500	1,500	1,500

Total Secured First Lien Debt		$4,350	$4,350

Secured Second Lien Debt – 3.4%
Automobile– 3.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.8% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065
Common Equity – 1.4%
Automobile– 0.5%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,088
Machinery – 0.7%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	1,622
Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	498

Total Common Equity		$1,081	$3,208

Total Control Investments		$13,496	$15,623

TOTAL INVESTMENTS(Z) – 164.5%		$427,467	$390,046

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $332.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, our investments in FedCap Partners, LLC (“FedCap”), Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.9% of total investments, at fair value, as of September 30, 2018.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.27% as of September 30, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”)(formerly Standard and Poor’s Securities Evaluations, Inc.).

(D)	Fair value was based on the indicative bid price on or near September 30, 2018, offered by the respective syndication agent’s trading desk.

(E)

Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.

(F)	Debt security has a fixed interest rate.

(G)	Security is non-income producing.

(H)	Debt security is on non-accrual status.

(I)	On September 29, 2018, Francis Drilling Fluids, Ltd. filed for Chapter 11 bankruptcy protection.

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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.40% as of September 30, 2018.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 5.25% as of September 30, 2018.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2018.
(Z)

Cumulative gross unrealized depreciation for federal income tax purposes is $62.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $15.4 million. Cumulative net unrealized depreciation is $47.4 million, based on a tax cost of $437.4 million.

(AA)	Investment was exited subsequent to September 30, 2018. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 132.4%
Secured First Lien Debt – 67.2%
Automobile – 1.7%
Meridian Rack & Pinion, Inc. (S) – Term Debt (13.5%, Due 12/2018) (C)	$4,140	$4,140	$3,643
Beverage, Food, and Tobacco – 3.2%
Triple H Food Processors, LLC—Line of Credit, $1,500 available (8.0%, Due 8/2018)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (9.5%, Due 8/2020)(C)	6,800	6,800	6,928

		6,800	6,928
Buildings and Real Estate – 1.0%
GFRC Holdings, LLC – Line of Credit, $20 available (9.2%, Due 9/2018)(E)	1,180	1,180	1,180
GFRC Holdings, LLC – Term Debt (9.2%, Due 9/2018)(E)	1,000	1,000	1,000

		2,180	2,180
Diversified/Conglomerate Service – 20.1%
IA Tech, LLC – Term Debt (12.2%, Due 6/2021)(C)	23,000	23,000	23,633
Travel Sentry, Inc. – Term Debt (10.3%, Due 12/2021)(C)(U)	8,902	8,902	9,170
Vision Government Solutions, Inc. – Line of Credit, $0 available (10.0%, Due 1/2019)(C)	1,450	1,450	1,420
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0%, Due 1/2019)(C)(F)	1,600	1,600	1,485
Vision Government Solutions, Inc. – Term Debt (10.0%, Due 1/2019)(C)	9,000	9,000	8,390

		43,952	44,098
Diversified/Conglomerate Manufacturing – 1.6%
Alloy Die Casting Corp.(S) – Term Debt (13.5%, Due 10/2018)(C)(H)	5,235	5,235	3,272
Alloy Die Casting Corp.(S) – Term Debt (13.5%, Due 10/2018)(C)(H)	75	75	47
Alloy Die Casting Corp.(S) – Term Debt (Due 10/2018)(C)(P)	390	390	246

		5,700	3,565
Healthcare, education, and childcare – 9.8%
EL Academies, Inc. – Line of Credit (10.7%, Due 8/2020)(I)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan (10.7%, Due 8/2022)(I)	—	—	—
EL Academies, Inc. – Term Debt (10.7%, Due 8/2022)(I)	12,000	12,000	12,000
TWS Acquisition Corporation – Term Debt (9.2%, Due 7/2020)(C)	9,432	9,432	9,609

		21,432	21,609
Leisure, Amusement, Motion Pictures, Entertainment – 3.6%
Flight Fit N Fun LLC – Term Debt (15.2%, Due 9/2020)(Q)(Y)	7,800	7,800	7,800
Machinery – 0.4%
Precision International, LLC – Term Debt (10.0% PIK, Due 9/2021)(C)(F)	808	808	798
Oil and Gas – 9.2%
WadeCo Specialties, Inc. – Line of Credit, $425 available (8.2%, Due 4/2018)(E)	2,575	2,575	2,575
WadeCo Specialties, Inc. – Term Debt (8.2%, Due 3/2019)(E)	10,441	10,427	10,440
WadeCo Specialties, Inc. – Term Debt (12.0%, Due 3/2019)(E)	7,000	7,000	7,000

		20,002	20,015
Personal and Non-Durable Consumer Products (Manufacturing Only)– 3.0%
Canopy Safety Brands, LLC – Line of Credit, $500 available (7.7%, Due 9/2019)(C)	—	—	—
Canopy Safety Brands, LLC – Term Debt (10.7%, Due 9/2021)(C)	6,600	6,600	6,616

		6,600	6,616
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (8.0%, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 13.6%
B+T Group Acquisition Inc.(S) – Term Debt (13.0%, Due 12/2019)(C)	6,000	6,000	5,955
NetFortris Corp. – Line of Credit, $2,000 available (11.2%, Due 11/2017)(C)	—	—	—
NetFortris Corp. – Term Debt (9.6%, Due 2/2021)(C)	24,000	24,000	24,240

		30,000	30,195

Total Secured First Lien Debt		$149,521	$147,447

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2017

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Z)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$13,022	$4,464

Total Non-Control/Non-Affiliate Investments		$318,952	$290,860

AFFILIATE INVESTMENTS(N) – 19.4%
Secured First Lien Debt – 8.6%
Diversified/Conglomerate Manufacturing – 8.6%
Edge Adhesives Holdings, Inc. (S) – Term Debt (12.5%, Due 2/2019)(C)	$6,200	$6,200	$5,704
Edge Adhesives Holdings, Inc. (S) – Term Debt (13.8%, Due 2/2019)(C)	1,600	1,600	1,480
LWO Acquisitions Company LLC – Line of Credit, $0 available (6.7%, 2.0% PIK, Due 3/2018)(C)	2,748	2,746	2,336
LWO Acquisitions Company LLC – Term Debt (9.7%, 2.0% PIK, Due 12/2019)(C)	10,942	10,921	9,301

		21,467	18,821

Total Secured First Lien Debt		$21,467	$18,821

Secured Second Lien Debt – 7.8%
Diversified Natural Resources, Precious Metals and Minerals – 7.8%
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(C)	$6,000	$6,000	$5,998
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(C)	8,000	8,000	7,997
Lignetics, Inc. – Term Debt (12.0%, Due 2/2021)(C)	3,300	3,300	3,299

		17,300	17,294

Total Secured Second Lien Debt		$17,300	$17,294

Preferred Equity – 0.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	826

Total Preferred Equity		$3,316	$826

Common Equity – 2.6%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	828
Textiles and Leather – 2.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	4,879

Total Common Equity		$7,785	$5,707

Total Affiliate Investments		$49,868	$42,648

CONTROL INVESTMENTS(O) – 8.6%
Secured First Lien Debt – 3.5%
Machinery – 1.8%
PIC 360, LLC – Term Debt (14.0%, Due 12/2017)(E)(F)	$4,000	$4,000	$4,000

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

SEPTEMBER 30, 2018

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of owning a portion of our portfolio of investments in connection with our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 14 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2018, loans to one portfolio company were on non-accrual status with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.7 million, or 2.1% of the fair value of all debt investments in our portfolio. At September 30, 2017, certain loans to two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $5.6 million, or 1.7% of the fair value of all debt investments in our portfolio.

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

As of each of September 30, 2018 and 2017, we had six OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.2 million, $0.3 million, and $0.1 million for the years ended September 30, 2018, 2017, and 2016, respectively. The unamortized balance of OID investments as of each of September 30, 2018 and 2017 totaled $0.4 million. As of September 30, 2018 and 2017, we had five and six investments which had a PIK interest component, respectively. We recorded PIK interest income of $3.8 million, $5.0 million and $2.4 million for the years ended September 30, 2018, 2017, and 2016, respectively. We collected $0.8 million, $2.0 million, and $0.1 million of PIK interest in cash during the years ended September 30, 2018, 2017, and 2016, respectively.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method over the term of the revolving line of credit. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the terms of the respective financings. Refer to Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2015—2017 remain subject to examination by the Internal Revenue Service (“IRS”).

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

Recent Accounting Pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. We are in the process of evaluating the impact of the final rule, but do not anticipate a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. We are currently assessing the impact of ASU 2018-13 and do not anticipate a material impact on our disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

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

As of September 30, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs and our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient. As of September 30, 2017, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in FedCap and Leeds, which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the year ended September 30, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 due to convertibility of our investment into shares of Funko, Inc. During the year ended September 30, 2017, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of September 30, 2018 and 2017, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Secured first lien debt	$199,625		$—	$—		$199,625
Secured second lien debt	156,373		—	—		156,373
Unsecured debt	3,655		—	—		3,655
Preferred equity	7,749		—	—		7,749
Common equity/equivalents	19,333	(B)	—	672	(A)	18,661

Total Investments at September 30, 2018	$386,735		$—	$672		$386,063

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2017:
Secured first lien debt	$173,896		$—	$—	$173,896
Secured second lien debt	155,249		—	—	155,249
Unsecured debt	3,324		—	—	3,324
Preferred equity	6,561		—	—	6,561
Common equity/equivalents	10,947	(B)	—	—	10,947

Total Investments at September 30, 2017	$349,977		$—	$—	$349,977

(A)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into shares of Funko, Inc.) at the reporting date less a discount for lack of marketability, as our investment was subject to certain restrictions.

(B)

Excludes our investments in FedCap and Leeds with fair values of $0.6 million and $2.7 million, respectively, as of September 30, 2018 and fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017. FedCap and Leeds were valued using net asset value as a practical expedient.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of September 30, 2018 and 2017, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2018		September 30, 2017
Non-Control/Non-Affiliate Investments
Secured first lien debt	$178,448		$147,447
Secured second lien debt	126,956		129,890
Unsecured debt	3,603		3,324
Preferred equity	4,486		5,735
Common equity/equivalents	8,091	(A)	2,068	(B)

Total Non-Control/Non-Affiliate Investments	$321,584		$288,464

Affiliate Investments
Secured first lien debt	$16,827		$18,821
Secured second lien debt	21,352		17,294
Unsecured debt	52		—
Preferred equity	3,263		826
Common equity/equivalents	7,362		5,707

Total Affiliate Investments	$48,856		$42,648

Control Investments
Secured first lien debt	$4,350		$7,628
Secured second lien debt	8,065		8,065
Common equity/equivalents	3,208		3,172

Total Control Investments	$15,623		$18,865

Total Investments at Fair Value Using Level 3 Inputs	$386,063		$349,977

(A)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2018 and 2017. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2018	September 30, 2017	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2018	September 30, 2017

Secured first lien debt(A)	$193,125	$136,272	Yield Analysis	Discount Rate	6.9%–24.3% /12.7%	8.0%–25.0%/12.5%
	6,500	37,624	TEV	EBITDA multiple	3.3x –3.3x /3.3x	3.2x – 10.1x / 8.2x
				EBITDA	$1,507–$1,507 /$1,507	$1,378–$9,420 / $6,676
				Revenue multiple	0.3x – 0.5x / 0.4x	0.3x – 0.4x / 0.3x
				Revenue	$4,909–$7,400 /$5,933	$6,934 –$12,094 / $11,733
Secured second lien debt(B)	119,988	122,165	Yield Analysis	Discount Rate	10.7%–23.2% /12.6%	10.8%–23.3% /14.0%
	20,622	22,607	Market Quote	IBP	88.0%–102.0% /97.6%	84.5%–101.5% / 97.2%
	15,763	10,477	TEV	EBITDA multiple	5.5x – 6.6x /5.8x	4.8x – 6.6x /5.4x
				EBITDA	$2,500–$55,375 /$13,341	$3,000–$73,650 /$26,424
Unsecured debt	3,655	3,324	Yield Analysis	Discount Rate	10.2%–20.3% / 10.4%	10.0%–10.0% / 10.0%
Preferred and common equity / equivalents(C)(D)	26,410	17,370	TEV	EBITDA multiple	3.3x – 11.9x / 6.6x	3.2x – 10.1x / 6.1x
				EBITDA	$459 -$39,352 /$14,216	$890 -$84,828/ $12,835
				Revenue multiple	0.3x – 1.5x / 0.7x	0.3x – 6.5 x /0.7x
				Revenue	$473 -$543,360 / $313,688	$2,317 – $503,620/$128,819
	—	138	Market Quotes	IBP	–	27.9%–27.9% / 27.9%

Total Level 3 Investments, at Fair Value	$386,063	$349,977

(A)

Fair value as of September 30, 2018 includes one proprietary debt investment totaling $2.0 million which was valued at the expected payoff as the unobservable input. Fair value as of September 30, 2017 includes one new proprietary debt investment totaling $12.0 million, which was valued at cost, using the transaction price as the unobservable input, and one proprietary debt investment totaling $7.8 million, which was valued at the expected payoff amount as the unobservable input.

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

(D)

Fair value as of September 30, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of September 30, 2018. Fair value as of September 30, 2017 excludes our investments in FedCap and Leeds with fair values of $0.8 million and $1.6 million, respectively, as of September 30, 2017, which were valued using net asset value as a practical expedient.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2018 and 2017 for all investments for which the Adviser determines fair value using unobservable (Level 3) factors.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized (loss) gain(A)	(22,646)	38	—	(4,684)	474	(26,818)
Net unrealized (depreciation) appreciation(B)	(5,534)	(8,320)	(52)	2,503	5,564	(5,839)
Reversal of prior period net depreciation (appreciation) on realization(B)	21,645	(545)	—	4,550	740	26,390

New investments, repayments and settlements:(C)
Issuances/originations	65,866	41,480	383	268	2,153	110,150
Settlements/repayments	(23,438)	(41,654)	—	—	—	(65,092)
Sales	(1)	(38)	—	(1,290)	(1,217)	(2,546)
Transfers	(10,163)	10,163	—	(159)	—	(159)

Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2017	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2016	$198,721	$100,320	$3,012	$10,262	$7,755	$320,070
Total gains (losses):
Net realized (loss) gain(A)	(4,913)	(217)	—	1,503	152	(3,475)
Net unrealized appreciation (depreciation)(B)	958	548	(51)	1,558	(3,793)	(780)
Reversal of prior period net depreciation (appreciation) on realization(B)	2,099	280	—	(1,059)	370	1,690

New investments, repayments and settlements:(C)
Issuances/originations	45,501	67,115	323	2,145	1,100	116,184
Settlements/repayments	(61,778)	(13,734)	40	—	—	(75,472)
Sales	(86)	217	—	(7,848)	(523)	(8,240)
Transfers	(6,606)	720	—	—	5,886	—

Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977

(A)	Included in net realized (loss) gain on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the years ended September 30, 2018 and 2017.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of September 30, 2018 and 2017, we held 39 and 35 proprietary investments with an aggregate fair value of $357.6 million and $318.6 million, or 91.7% and 90.4% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2018:

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

•

In March, July and September 2018, an existing portfolio company, EL Academies, Inc., drew $1.4 million, $4.4 million and $3.2 million, respectively, on the unused portion of its secured first lien delayed draw term loan.

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

•

In July 2018, the holding company for Impact! Chemical Technologies, Inc. (“Impact”) merged with and into the holding company for WadeCo Specialties, Inc. (“WadeCo”) to form Chemical & Injection Holdings Company, LLC (“Chemical & Injection Holdings”). Our preferred equity ownership related to WadeCo with a cost basis of $0.6 million, was converted into preferred equity ownership in the newly formed Chemical & Injection Holdings with the same cost basis. Our existing debt investments in Impact and WadeCo remained unchanged in conjunction with the merger.

•

In September 2018, we restructured our $30.0 million investment in Sunshine Media Holdings (“Sunshine”) resulting in a $28.2 million realized loss and a new $2.0 million investment in TNCP Intermediate HoldCo, LLC.

Syndicated Investments

As of September 30, 2018 and September 30, 2017, we held 11 and 12 syndicated investments with an aggregate fair value of $32.4 million and $33.8 million, or 8.3% and 9.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2018:

•	In October 2017, our investment in PSC Industrial Holdings, LLC paid off at par for net cash proceeds of $3.5 million.

•	In November 2017, our investment in DataPipe, Inc. paid off at par for net cash proceeds of $2.0 million.

•	In November 2017, we invested $5.0 million in DigiCert Holdings, Inc. through secured second lien debt. In March 2018, we sold $2.0 million of this investment for net cash proceeds of $2.0 million.

•	In November 2017, we invested $4.0 million in Red Ventures, LLC through secured second lien debt.

•	In November 2017, we invested $1.0 million in ABG Intermediate Holdings 2, LLC through secured second lien debt. In January 2018, we sold this investment for net cash proceeds of $1.0 million.

•	In March 2018, we sold our $1.0 million investment in Neustar, Inc. for net cash proceeds of $1.0 million.

•	In April 2018, we invested $3.0 million in CHA Holdings, Inc. through secured second lien debt.

•	In July 2018, our investment in NetSmart Technologies, Inc. paid off for net cash proceeds of $3.7 million.

Investment Concentrations

As of September 30, 2018, our investment portfolio consisted of investments in 50 portfolio companies located in 24 states in 18 different industries, with an aggregate fair value of $390.0 million. The five largest investments at fair value totaled $122.8 million, or 31.5% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2017 totaling $110.9 million, or 31.5% of our total investment portfolio. As September 30, 2018 and 2017 our average investment by obligor was $8.5 million and $8.8 million at cost, respectively.

The following table outlines our investments by security type at September 30, 2018 and 2017:

	September 30, 2018				September 30, 2017
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$206,523	48.3%	$199,625	51.2%	$198,942	48.4%	$173,896	49.4%
Secured second lien debt	180,274	42.2	156,373	40.1	168,247	40.9	155,249	44.1
Unsecured debt	3,708	0.9	3,655	0.9	3,324	0.8	3,324	0.9

Total debt investments	390,505	91.4	359,653	92.2	370,513	90.1	332,469	94.4
Preferred equity	12,920	3.0	7,749	2.0	18,794	4.5	6,561	1.9
Common equity/equivalents	24,042	5.6	22,644	5.8	22,128	5.4	13,343	3.7

Total equity investments	36,962	8.6	30,393	7.8	40,922	9.9	19,904	5.6

Total Investments	$427,467	100.0%	$390,046	100.0%	$411,435	100.0%	$352,373	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/Conglomerate Service	$79,066	20.3%	$80,723	22.9%
Healthcare, education and childcare	53,916	13.8	46,288	13.1
Oil and gas	50,172	12.9	34,712	9.9
Telecommunications	47,794	12.3	31,350	8.9
Diversified/Conglomerate Manufacturing	43,421	11.1	40,843	11.6
Diversified natural resources, precious metals and minerals	23,040	5.9	18,949	5.4
Automobile	18,209	4.7	20,082	5.7
Cargo Transportation	15,164	3.9	13,081	3.7
Beverage, food and tobacco	13,727	3.5	14,103	4.0
Machinery	11,058	2.8	5,114	1.4
Home and Office Furnishings, Housewares and Durable Consumer Products	10,125	2.6	10,100	2.9
Textiles and leather	6,556	1.7	4,879	1.4
Hotels, Motels, Inns, and Gaming	6,337	1.6	7,136	2.0
Personal and non-durable consumer products	4,892	1.3	7,035	2.0
Buildings and real estate	2,455	0.6	3,004	0.9
Printing and publishing	1,998	0.5	3,628	1.0
Leisure, Amusement, Motion Pictures, Entertainment	—	—	9,225	2.6
Other, < 2.0%	2,116	0.5	2,121	0.6

Total Investments	$390,046	100.0%	$352,373	100.0%

Our investments at fair value were included in the following U.S. geographic regions and other countries at September 30, 2018 and 2017:

	September 30, 2018		September 30, 2017
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$168,917	43.3%	$150,727	42.8%
West	114,286	29.3	116,302	33.0
Midwest	61,733	15.8	58,915	16.7
Northeast	37,589	9.7	26,429	7.5
Canada	7,521	1.9	—	—

Total Investments	$390,046	100.0%	$352,373	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have a number of other business locations in other geographic locations.

Investment Principal Repayment

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, at September 30, 2018.

Year Ending September 30,	Amount
2019	$39,272
2020	81,633
2021	68,819
2022	46,687
2023	115,796
Thereafter	38,975

Total contractual repayments	$391,182
Equity investments	36,961
Adjustments to cost basis on debt investments	(676)

Investment Portfolio as of September 30, 2018, at Cost:	$427,467

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2018 and 2017, we had gross receivables from portfolio companies of $0.3 million and $0.5 million, respectively. The allowance for uncollectible receivables was $32 and $44 at September 30, 2018 and 2017, respectively.

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as an executive managing director of the Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2018	2017	2016
Average total assets subject to base management fee(A)	$401,886	$330,343	$324,800
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%

Base management fee(B)	7,033	5,781	5,684
Portfolio company fee credit	(1,020)	(1,588)	(785)
Syndicated loan fee credit	(364)	(221)	(92)

Net Base Management Fee	$5,649	$3,972	$4,807

Loan servicing fee(B)	$5,042	$4,146	$3,890
Credit to base management fee - loan servicing fee(B)	(5,042)	(4,146)	(3,890)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$5,348	$4,779	$4,514

Incentive fee credit	(1,697)	(2,317)	(1,429)

Net Incentive Fee	$3,651	$2,462	$3,085

Portfolio company fee credit	$(1,020)	$(1,588)	$(785)
Syndicated loan fee credit	(364)	(221)	(92)
Incentive fee credit	(1,697)	(2,317)	(1,429)

Credit to Fees from Adviser - Other(B)	$(3,081)	$(4,126)	$(2,306)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million for each of the years ended September 30, 2018, 2017, and 2016, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2018 and 2017.

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2018, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2018.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2018, 2017, and 2016.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.8 million, $1.0 million, and $0.5 million during the years ended September 30, 2018, 2017, and 2016, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2018	September 30, 2017
Base management fee due to Adviser	$378	$45
Loan servicing fee due to Adviser	281	242
Incentive fee due to Adviser	425	1,005

Total fees due to Adviser	1,084	1,292

Fee due to Administrator	317	244

Total Related Party Fees Due	$1,401	$1,536

In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2018 and September 30, 2017, totaled $19 and $12, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $0 and $55 as of September 30, 2018 and September 30, 2017, respectively. These amounts are generally settled in the quarter subsequent to being incurred and have been included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2018 and 2017.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	As of September 30,
	2018	2017
Commitment amount	$190,000	$170,000
Borrowings outstanding, at cost	110,000	93,000
Availability(A)	68,116	58,576

	Year Ended September 30,
	2018	2017	2016
Weighted average borrowings outstanding, at cost	$114,716	$58,384	$64,055
Weighted average interest rate(B)	5.1%	5.3%	4.5%
Commitment (unused) fees incurred	$338	$564	$539

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2018 and 2017.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $232.8 million as of September 30, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $285.8 million, asset coverage on our “senior securities representing indebtedness” of 359.0%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of September 30, 2018. As of September 30, 2018, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including, but not limited to, the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused fee. As of September 30, 2017, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.15% per annum, plus a 0.50% unused fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of September 30, 2018 and 2017, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables provide relevant information and disclosures about the Credit Facility as of and for the years ended September 30, 2018 and 2017, as required by ASC 820:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2018	2017

Credit Facility	$110,000	$93,115

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2018	2017
Fair value as of September 30, 2017 and 2016, respectively	$93,115	$71,300
Borrowings	118,900	138,700
Repayments	(101,900)	(117,000)
Net unrealized (depreciation) appreciation (A)	(115)	115

Fair Value as of September 30, 2018 and 2017, respectively	$110,000	$93,115

(A)	Included in net unrealized appreciation of other on our accompanying Consolidated Statements of Assets and Liabilities for the years ended September 30, 2018 and 2017.

The fair value of the collateral under our Credit Facility totaled approximately $332.3 million and $317.4 million as of September 30, 2018 and 2017, respectively.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next SEC quarterly or annual report. The asset coverage on our “senior securities that are stock” as of September 30, 2018 was 244.4%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of September 30, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the year ended September 30, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2024 Term Preferred Share (A)

2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125
	January 9, 2018	January 22, 2018	January 31, 2018	0.125
	January 9, 2018	February 16, 2018	February 28, 2018	0.125
	January 9, 2018	March 20, 2018	March 30, 2018	0.125
	April 10, 2018	April 20, 2018	April 30, 2018	0.125
	April 10, 2018	May 22, 2018	May 31, 2018	0.125
	April 10, 2018	June 20, 2018	June 29, 2018	0.125
	July 10, 2018	July 20, 2018	July 31, 2018	0.125
	July 10, 2018	August 21, 2018	August 31, 2018	0.125
	July 10, 2018	September 19, 2018	September 28, 2018	0.125

Fiscal Year Ended September 30, 2018:				$1.516667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

We paid the following monthly dividends on our Series 2021 Term Preferred Stock for the year ended September 30, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2021 Term Preferred Share

2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.1406250
	October 11, 2016	November 17, 2016	November 30, 2016	0.1406250
	October 11, 2016	December 20, 2016	December 30, 2016	0.1406250
	January 10, 2017	January 20, 2017	January 31, 2017	0.1406250
	January 10, 2017	February 16, 2017	February 28, 2017	0.1406250
	January 10, 2017	March 22, 2017	March 31, 2017	0.1406250
	April 11, 2017	April 21, 2017	April 28, 2017	0.1406250
	April 11, 2017	May 19, 2017	May 31, 2017	0.1406250
	April 11, 2017	June 21, 2017	June 30, 2017	0.1406250
	July 11, 2017	July 21, 2017	July 31, 2017	0.1406250
	July 11, 2017	August 21, 2017	August 31, 2017	0.1406250
	July 11, 2017	September 20, 2017	September 29, 2017	0.1406250

Fiscal Year Ended September 30, 2017:				$1.6875000

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2018 and 2017. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our statement of operations as of the ex-dividend date.

The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of September 30, 2018 and 2017 was $52.7 million and $52.7 million, respectively. We consider our mandatorily redeemable preferred stock to be a Level 1 input within the ASC 820 hierarchy.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

We filed Post-Effective Amendment No. 5 to our current universal shelf registration statement on Form N-2 (our “Registration Statement”) (File No. 333-208637) with the SEC on December 19, 2017, which was declared effective by the SEC on February 1, 2018. Our Registration Statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2018, we had the ability to issue up to $202.6 million in securities under the Registration Statement.

Common Stock Offerings

In February 2015, we entered into equity distribution agreements (commonly referred to as “at-the-market agreements” or the “Sales Agreements”) with KeyBanc Capital Markets Inc. and Cantor Fitzgerald & Co., each a “Sales Agent,” under which we had the ability to issue and sell, from time to time, through the Sales Agents, up to an aggregate offering price of $50.0 million shares of our common stock. In May 2017, we terminated the Sales Agreement with KeyBanc Capital Markets Inc. and amended the Sales Agreement with Cantor Fitzgerald & Co. to reference our current registration statement. All other material terms of the Sales Agreement with Cantor Fitzgerald & Co. remained unchanged. During the year ended September 30, 2018, we sold 2,341,296 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co., at a weighted-average price of $9.39 per share and raised $22.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $21.6 million. As of September 30, 2018, we had a remaining capacity to sell up to $20.5 million of common stock under the Sales Agreement with Cantor Fitzgerald & Co. During the year ended September 30, 2017, we sold 642,818 shares at a weighted-average price of $9.88 per share and raised $6.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $6.1 million.

Pursuant to our prior Registration Statement, in October 2016, we completed a public offering of 2.0 million shares of our common stock at a public offering price of $7.98 per share, which was below our then-current NAV per share. In November 2016, the underwriters partially exercised their overallotment option to purchase an additional 173,444 shares of our common stock. Gross proceeds totaled $17.3 million and net proceeds, after deducting underwriting discounts and offering costs borne by us, were approximately $16.4 million.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the years ended September 30, 2018, 2017, and 2016:

	Year Ended September 30,
	2018	2017	2016
Numerator: net increase in net assets resulting from operations	$18,648	$17,180	$11,367)
Denominator: basic and diluted weighted average common shares	27,104,077	25,495,117	23,200,642

Basic and Diluted Net Increase in Net Assets Resulting from Operations per Weighted Average Common Share	$0.69	$0.67	$0.49

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

We paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07
	January 9, 2018	January 22, 2018	January 31, 2018	0.07
	January 9, 2018	February 16, 2018	February 28, 2018	0.07
	January 9, 2018	March 20, 2018	March 30, 2018	0.07
	April 10, 2018	April 20, 2018	April 30, 2018	0.07
	April 10, 2018	May 22, 2018	May 31, 2018	0.07
	April 10, 2018	June 20, 2018	June 29, 2018	0.07
	July 10, 2018	July 20, 2018	July 31, 2018	0.07
	July 10, 2018	August 21, 2018	August 31, 2018	0.07
	July 10, 2018	September 19, 2018	September 28, 2018	0.07

Fiscal Year 2018 Total:				$0.84

2017	October 11, 2016	October 21, 2016	October 31, 2016	$0.07
	October 11, 2016	November 17, 2016	November 30, 2016	0.07
	October 11, 2016	December 20, 2016	December 30, 2016	0.07
	January 10, 2017	January 20, 2017	January 31, 2017	0.07
	January 10, 2017	February 16, 2017	February 28, 2017	0.07
	January 10, 2017	March 22, 2017	March 31, 2017	0.07
	April 11, 2017	April 21, 2017	April 28, 2017	0.07
	April 11, 2017	May 19, 2017	May 31, 2017	0.07
	April 11, 2017	June 21, 2017	June 30, 2017	0.07
	July 11, 2017	July 21, 2017	July 31, 2017	0.07
	July 11, 2017	August 21, 2017	August 31, 2017	0.07
	July 11, 2017	September 20, 2017	September 29, 2017	0.07

Fiscal Year 2017 Total:				$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $22.8 million and $21.4 million for the years ended September 30, 2018 and 2017, respectively, and were declared based on estimates of investment company taxable income for the respective fiscal years. For each of the fiscal years ended September 30, 2018, 2017, and 2016, Investment Company Taxable Income exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million, $0.3 million, and $5.5 million, respectively, of the first distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2018	2017
Common stock	$29	$26
Capital in excess of par value	343,076	348,248
Cumulative net unrealized depreciation of investments	(37,421)	(59,062)
Cumulative net unrealized appreciation of other	—	(115)
Undistributed Ordinary Income	289	339
Capital loss carryforward	(37,364)	(64,350)
Post-October tax loss deferral	(20,648)	—
Other temporary differences	(10,869)	(5,436)

Net Assets	$237,092	$219,650

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2018, $26.4 million of our capital loss carryforwards expired. We have $0.9 million of capital loss carryforwards that will expire as of September 30, 2019. Additionally, as of September 30, 2018, we had $36.5 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2018 and 2017, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2018	2017
Undistributed net investment income	$(366)	$(4,416)
Accumulated net realized losses	27,131	6,541
Capital in excess of par value	(26,765)	(2,125)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our investment company taxable income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our investment company taxable income. Because we have distributed more than 90.0% of our investment company taxable income, no income tax provisions have been recorded for the years ended September 30, 2018, 2017, and 2016.

In an effort to limit certain federal excise taxes imposed on RICs, we generally distribute during each calendar year, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2018, 2017, and 2016.

Under the RIC Modernization Act, we are permitted to carry forward capital losses incurred in taxable years beginning after September 30, 2011, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2018 and 2017, we have not established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements as it relates to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of September 30, 2018 and 2017.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2018 and 2017 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2018 and 2017, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2018	2017
Unused line of credit commitments	$5,350	$7,517
Delayed draw term loans	3,910	10,900
Uncalled capital commitment	843	1,367

Total	$10,103	$19,784

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2018	2017	2016	2015	2014
Per Common Share Data:
Net asset value at beginning of year (A)	$8.40	$8.62	$9.06	$9.51	$9.81
Income from operations(B)
Net investment income	0.85	0.84	0.84	0.84	0.87
Net realized and unrealized loss on investments	(0.16)	(0.12)	(0.35)	(0.50)	(0.23)
Net realized and unrealized (loss) gain on other	—	(0.05)	—	0.06	(0.11)

Total from operations	0.69	0.67	0.49	0.40	0.53

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.84)	(0.84)	(0.70)	(0.84)	(0.12)
Realized gains	—	—	(0.14)	—	—
Return of capital	—	—	—	—	(0.72)

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Discounts, commissions, and offering costs	(0.01)	(0.04)	(0.05)	(0.01)	—
Repurchase of common stock	—	—	0.02	—	—
Net dilutive effect of equity offering(D)	0.08	(0.02)	(0.05)	—	—

Total capital share transactions	0.07	(0.06)	(0.08)	(0.01)	—

Other, net(B)(E)	—	0.01	(0.01)	—	0.01

Net asset value at end of year(A)	$8.32	$8.40	$8.62	$9.06	$9.51

Per common share market value at beginning of year	$9.50	$8.13	$8.13	$8.77	$8.73
Per common share market value at end of year	9.50	9.50	8.13	8.13	8.77
Total return(F)	9.53%	27.90%	11.68%	2.40%	9.62%
Common stock outstanding at end of year(A)	28,501,980	26,160,684	23,344,422	21,131,622	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of year	$237,092	$219,650	$201,207	$191,444	$199,660
Average net assets(G)	234,092	215,421	193,228	198,864	201,009
Senior securities Data:
Borrowings under Credit Facility, at cost	$110,000	$93,000	$71,300	$127,300	$36,700
Mandatorily redeemable preferred stock	51,750	51,750	61,000	61,000	61,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	9.61	8.26	10.16	10.24	9.06
Ratio of net investment income to average net assets(J)	9.86	9.95	10.08	8.90	9.14

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

During the fiscal year ended September 30, 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal years ended September 30, 2017, 2016 and 2015, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.

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
(I)

Had we not received any non-contractual, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.34%, 9.38%, 10.90%, 10.93%, and 9.65% for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014, respectively.

(J)

Had we not received any non-contractual, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.14%, 8.85%, 9.35%, 8.22%, and 8.55% for the fiscal years ended September 30, 2018, 2017, 2016, 2015 and 2014, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2018
	Quarter Ended December 31, 2017	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 30, 2018

Total investment income	$10,859	$11,086	$12,379	$11,257
Net investment income	5,577	5,613	5,996	5,902
Net increase (decrease) in net assets resulting from operations	7,160	9,304	12,093	(9,909)

Net increase (decrease) in net assets resulting from operations per weighted average common share (basic and diluted)	$0.27	$0.35	$0.45	$(0.35)

	Year Ended September 30, 2017
	Quarter Ended December 31, 2016	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017

Total investment income	$9,974	$8,793	$9,632	$10,834
Net investment income	5,207	5,359	5,379	5,488
Net increase in net assets resulting from operations	916	4,656	6,163	5,445

Net increase in net assets resulting from operations per weighted average common share (basic and diluted)	$0.04	$0.18	$0.24	$0.21

NOTE 14. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

In accordance with the SEC’s Regulation S-X, we do not consolidate portfolio company investments. Further, in accordance with ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. We had certain unconsolidated subsidiaries which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2018, 2017, and 2016. Accordingly, audited and unaudited financial statements, as applicable, have been included as exhibits to this Form 10-K pursuant to Rule 3-09.

NOTE 15. SUBSEQUENT EVENTS

Debt Offering

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment, for net proceeds of $55.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market.

Distributions

On October 9, 2018, our Board of Directors declared the following monthly cash distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Distribution per Series 2024 Term Preferred Share
October 19, 2018	October 31, 2018	$0.07	$0.125
November 20, 2018	November 30, 2018	0.07	0.125
December 20, 2018	December 31, 2018	0.07	0.125

Total for the Quarter		$0.21	$0.375

Portfolio and Investment Activity

In October 2018, our investment in TWS Acquisition Corporation paid off at par for net cash proceeds of $2.0 million.

In October and November 2018, we invested a total of $1.6 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

In November 2018, we invested $2.0 million in GOBP Holdings, Inc. (d/b/a Grocery Outlet) through secured second lien debt.

In November 2018, our investment in Red Ventures, LLC paid off at par for net cash proceeds of $3.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2018 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a Code of Business Conduct and Ethics (the “Code”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code is available in the Investor Relations section of our website at www.gladstonecapital.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Executive Compensation” and “Director Compensation for Fiscal Year 2018.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2019 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2019 Proxy Statement under the caption “Principal Accounting Firm Fees and Services.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2018 and 2017	121

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Exhibit A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.00% Series 2024 Term Preferred Stock , incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

4.3	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 8, 2016.

10.8	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated as of August 18, 2016, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 99.2.K.8 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208637), filed October 28, 2016.

10.9	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated August 24, 2017, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K(File No. 814-00237), filed August 29, 2017.

10.10	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of March 9, 2018, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8—K (File No. 814—00237), filed March 12, 2018.

10.11	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.12	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.13	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.14	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.16	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.17	Equity Distribution Agreement between the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Cantor Fitzgerald & Co., dated February 27, 2015, incorporated by reference to Exhibit 2.h.2 to Post-Effective Amendment No. 6 to the Registration Statement on Form N-2 (File No. 333-333-185191), filed February 27, 2015.

10.18	Amendment No. 1 to Equity Distribution Agreement, dated May 22, 2017, by and among the Registrant, Gladstone Management Corporation, Gladstone Administration, LLC and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 2.h.3 to Post-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-208637), filed May 22, 2017.

14	Code of Ethics and Business Conduct.

21	Subsidiaries of the Registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002 (furnished herewith).

99.1	Financial Statements of Defiance Integrated Technologies, Inc. as of and for the years ended December 31, 2017, 2016 and 2015 (audited) (filed herewith).

99.2	Financial Statements of Sunshine Media Group, Inc. and Subsidiaries as of and for the year ended December 31, 2017 and 2016 (unaudited) (filed herewith).

99.3	Financial Statements of Sunshine Media Group, Inc. and Subsidiaries as of and for the years ended December 31, 2016 and 2015 (audited) (filed herewith).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 14, 2018	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2018	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 14, 2018	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 14, 2018	By:	/s/ ROBERT L. MARCOTTE
Robert L. Marcotte
President

Date: November 14, 2018	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 14, 2018	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 14, 2018	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 14, 2018	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 14, 2018	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 14, 2018	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 14, 2018	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)			Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2017	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2018
AFFILIATE INVESTMENTS – 20.6%
Secured First Lien Debt – 7.1%
Diversified/Conglomerate Manufacturing – 7.1%
Edge Adhesives Holdings, Inc. – Term Debt (L + 10.5%, 12.6% Cash, Due 2/2019)		$6,200		$—	$787	$5,704	$—	$—	$357	$6,061
Edge Adhesives Holdings, Inc. – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2019)		1,600		—	223	1,480	—	—	92	1,572
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%, 7.6% Cash, 2.0% PIK, Due 12/2019)		3,205		—	269	2,336	759	(300)	310	3,105
LWO Acquisitions Company LLC – Term Debt (L + 8.5% 9.7% Cash, 2.0% PIK, Due 12/2019)		11,166		—	1,414	9,301	245	—	(3,457)	6,089

				$—	$2,693	$18,821	$1,004	$(300)	$(2,698)	$16,827

Secured Second Lien Debt – 9.0%
Diversified Natural Resources, Precious Metals and Minerals – 9.0%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)		$6,000		$—	$730	$5,998	$—	$—	$16	$6,014
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)		8,000		—	973	7,997	—	—	23	8,020
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)		3,300		—	402	3,299	—	—	9	3,308
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)		4,000		—	305	—	4,000	—	10	4,010

				$—	$2,410	$17,294	$4,000	$—	$58	$21,352

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)	$		$$95	—	—	—	95	—	(43)	52
Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc. – Preferred Stock		2,516		$—	$—	$—	$—	$—	$2,381	$2,381
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock		40,000		—	—	826	—	—	56	882

Total Preferred Equity				$—	$—	$826	$—	$—	$2,437	$3,263

Common Equity – 3.1%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units		921,000		$—	$—	$—	$—	$—	$—	$—

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2017	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2018
Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Common Stock	152,603	—	—	828	—	—	(22)	806
Textiles and Leather – 2.8%
Targus Cayman HoldCo, Ltd. – Common Stock	3,076,414	—	—	4,879	—	—	1,677	6,556

Total Common Equity		$—	$—	$5,707	$—	$—	$1,655	$7,362

TOTAL AFFILIATE INVESTMENTS		$—	$5,103	$42,648	$5,099	$(300)	$1,409	$48,856

CONTROL INVESTMENTS – 6.6%
Secured First Lien Debt – 1.8%
Machinery – 1.2%
PIC 360, LLC – Term Debt (14.0% Cash, Due 9/2019)(J)	$2,850	$—	$758	$4,000	$—	$(1,150)	$—	$2,850
Printing and Publishing – 0.6%
Sunshine Media Holdings – Line of Credit, $0 available (8.0%, Due 5/2018) (G) (J)	—	—	108	1,328	—	(1,328)	—	—
Sunshine Media Holdings – Term Debt (8.0%, Due 5/2018)(F) (G) (J)	—	(3,525)	—	679	—	(3,525)	2,846	—
Sunshine Media Holdings – Term Debt (L + 3.8%, 6.0% Cash, Due 5/2018)(F) (G)	—	(8,423)	22	1,621	—	(8,401)	6,780	—
Sunshine Media Holdings – Term Debt (L + 4.0%, 6.3% Cash, Due 5/2018)(F) (G)	—	(10,700)	—	—	—	(10,700)	10,700	—
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021) (J)	1,500	—	—	—	1,500	—	—	1,500

		(22,648)	130	3,628	1,500	(23,954)	20,326	1,500

Total Secured First Lien Debt		$(22,648)	$888	$7,628	$1,500	$(25,104)	$20,326	$4,350

Secured Second Lien Debt – 3.4%
Automobile– 3.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.6% Cash, Due 8/2023)	$8,065	$—	$923	$8,065	$—	$—	$—	$8,065
Preferred Equity – 0.0%
Printing and Publishing – 0.0%
Sunshine Media Holdings – Preferred Stock(G)	—	$(5,281)	$—	$—	$—	$(5,275)	$5,275	$—
Common Equity – 1.4%
Automobile– 0.5%
Defiance Integrated Technologies, Inc. – Common Stock	33,321	—	—	2,856	—	—	(1,768)	1,088
Machinery – 0.7%
PIC 360, LLC – Common Equity Units	750	—	—	316	—	—	1,306	1,622

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2017	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2018
Printing and Publishing – 0.0%
Sunshine Media Holdings – Common Stock(G)	—	(240)	—	—	—	(740)	740	—
Sunshine Media Holdings – Common Stock Warrants(G)	—	—	—	—	—	—	—	—
TNCP Intermediate HoldCo, LLC – Common Equity Units	790,000	—	—	—	500	—	(2)	498

		(240)	—	—	500	(740)	738	498

Total Common Equity		$(240)	$—	$3,172	$500	$(740)	$276	$3,208

TOTAL CONTROL INVESTMENTS		$(28,169)	$1,811	$18,865	$2,000	$(31,119)	$25,877	$15,623

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company.

(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted.

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

(F)

Debt security was on non-accrual status as of (or during the year ended) September 30, 2018, and, therefore, was considered non-income producing for a period of time during the fiscal year ended September 30, 2018.

(G)	In September 2018, we restructured our investment in Sunshine Media Holdings resulting in a $28.2 million realized loss and a new $2.0 million investment in TNCP Intermediate HoldCo, LLC.
(H)	Reserved.
(I)

Interest rate percentages represent cash interest rates in effect at September 30, 2018, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 2.27% as of September 30, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.

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

(M)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2018.

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