Form 10-Q
period 2018-12-31
GLADSTONE CAPITAL CORP
filed 2019-02-06
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 5, 2019 was 28,504,745.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2018	September 30, 2018
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $387,068 and $359,304, respectively)	$373,038	$325,567
Affiliate investments (Cost of $34,671 and $54,667, respectively)	33,064	48,856
Control investments (Cost of $29,660 and $13,496 respectively)	25,045	15,623
Cash and cash equivalents	271	1,971
Restricted cash and cash equivalents	127	33
Interest receivable, net	2,880	2,601
Due from administrative agent	2,137	2,807
Deferred financing costs, net	1,195	1,363
Other assets, net	667	687

TOTAL ASSETS	$438,424	$399,508

LIABILITIES
Borrowings, at fair value (Cost of $102,200 and $110,000, respectively)	$102,200	$110,000
Notes payable, net (Cost of $57,500 as of December 31, 2018)	55,433	—
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively, net	50,146	50,077
Accounts payable and accrued expenses	553	290
Interest payable	864	330
Fees due to Adviser(A)	1,048	1,084
Fee due to Administrator(A)	345	317
Other liabilities	409	318

TOTAL LIABILITIES	$210,998	$162,416

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 28,504,745 and 28,501,980 shares issued and outstanding, respectively	$29	$29
Capital in excess of par value	343,033	343,076
Cumulative net unrealized depreciation of investments	(20,252)	(37,421)
Cumulative net unrealized depreciation of other	—	—
Overdistributed net investment income	(180)	(219)
Accumulated net realized losses	(95,204)	(68,373)

Total distributable loss	(115,636)	(106,013)

TOTAL NET ASSETS	$227,426	$237,092

NET ASSET VALUE PER COMMON SHARE	$7.98	$8.32

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10 – Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,572	$7,684
Affiliate investments	1,175	1,111
Control investments	512	687
Cash and cash equivalents	16	12

Total interest income (excluding PIK interest income)	11,275	9,494
PIK interest income
Non-Control/Non-Affiliate investments	337	1,106
Affiliate investments	49	70
Control investments	26	—

Total PIK interest income	412	1,176
Total interest income	11,687	10,670
Other income	222	189

Total investment income	11,909	10,859

EXPENSES
Base management fee(A)	1,828	1,676
Loan servicing fee(A)	1,262	1,186
Incentive fee(A)	1,360	1,373
Administration fee(A)	345	272
Interest expense on borrowings and notes payable	1,898	1,231
Dividends on mandatorily redeemable preferred stock	776	776
Amortization of deferred financing costs and discounts	300	248
Professional fees	267	255
Other general and administrative expenses	323	292

Expenses before credits from Adviser	8,359	7,309
Credit to base management fee – loan servicing fee(A)	(1,262)	(1,186)
Credit to fees from Adviser – other(A)	(1,174)	(841)

Total expenses, net of credits	5,923	5,282

NET INVESTMENT INCOME	5,986	5,577

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain:
Non-Control/Non-Affiliate investments	(26,856)	602
Affiliate investments	2	—
Control investments	(9)	(28)
Other	—	(133)

Total net realized (loss) gain	(26,863)	441
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	19,707	908
Affiliate investments	4,204	1,040
Control investments	(6,742)	(588)
Other	—	(218)

Total net unrealized appreciation	17,169	1,142

Net realized and unrealized (loss) gain	(9,694)	1,583

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,708)	$7,160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21

Net (decrease) increase in net assets resulting from operations	$(0.13)	$0.27

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	28,504,715	26,522,788

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
OPERATIONS
Net investment income	$5,986	$5,577
Net realized (loss) gain on investments	(26,863)	574
Realized loss on other	—	(133)
Net unrealized appreciation of investments	17,169	1,360
Net unrealized appreciation of other	—	(218)

Net (decrease) increase in net assets resulting from operations	(3,708)	7,160

DISTRIBUTIONS
Distributions to common stockholders from net investment income	(5,986)	(5,577)

Net decrease in net assets from distributions	(5,986)	(5,577)

CAPITAL TRANSACTIONS
Issuance of common stock	28	4,567
Discounts, commissions and offering costs for issuance of common stock	—	(83)

Net increase in net assets resulting from capital transactions	28	4,484

NET (DECREASE) INCREASE IN NET ASSETS	(9,666)	6,067
NET ASSETS, BEGINNING OF PERIOD	237,092	219,650

NET ASSETS, END OF PERIOD	$227,426	$225,717

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net (decrease) increase in net assets resulting from operations	$(3,708)	$7,160
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash used in operating activities:
Purchase of investments	(59,228)	(56,938)
Principal repayments on investments	8,868	18,569
Net proceeds from sale of investments	(13)	1,274
Increase in investments due to paid-in-kind interest	(314)	(983)
Net change in premiums, discounts and amortization	(108)	(45)
Net realized loss (gain) on investments	26,863	(574)
Net unrealized appreciation of investments	(17,169)	(1,360)
Net unrealized appreciation of other	—	218
Changes in assets and liabilities:
Amortization of deferred financing fees	300	248
Increase in interest receivable, net	(279)	(468)
Decrease (increase) in funds due from administrative agent	670	(4,332)
Decrease in other assets, net	20	256
Increase (decrease) in accounts payable and accrued expenses	74	(11)
Increase in interest payable	534	66
Decrease in fees due to Adviser(A)	(36)	(1)
Increase in fee due to Administrator(A)	28	28
Increase (decrease) in other liabilities	91	(26)

Net cash used in operating activities	(43,407)	(36,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	59,000	61,100
Repayments on line of credit	(66,800)	(23,600)
Proceeds from issuance of long term debt	57,500	—
Deferred financing fees	(1,941)	(42)
Proceeds from issuance of common stock	28	4,567
Discounts, commissions and offering costs for issuance of common stock	—	(68)
Distributions paid to common stockholders	(5,986)	(5,577)

Net cash provided by financing activities	41,801	36,380

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,606)	(539)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,004	5,270

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$398	$4,731

CASH PAID FOR INTEREST	$1,364	$1,165

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 164.1%
Secured First Lien Debt – 92.9%
Aerospace and Defense – 5.5%
Antenna Research Associates, Inc. – Line of Credit, $2,500 available (L + 8.3%, 10.8% Cash, Due 11/2021)(C)(I)	$—	$—	$—
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.5% Cash, 4.0% PIK, Due 11/2023)(C)(I)	12,421	12,421	12,421

		12,421	12,421
Automobile – 1.2%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 14.0% Cash, Due 6/2019) (C)	4,140	4,140	2,836

Beverage, Food, and Tobacco – 2.6%
Triple H Food Processors, LLC – Line of Credit, $750 available (L + 6.8%, 9.3% Cash, Due 8/2020)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.8% Cash, Due 8/2020)(C)	5,800	5,800	5,851

		5,800	5,851
Buildings and Real Estate – 0.9%
GFRC 360, LLC – Line of Credit, $0 available (L + 8.0%, 10.5% Cash, Due 9/2018)(C)(Z)(BB)	1,150	1,150	1,136
GFRC 360, LLC – Term Debt (L + 8.0%, 10.5% Cash, Due 9/2018)(C)(Z)(BB)	1,000	1,000	988

		2,150	2,124
Diversified/Conglomerate Service – 33.1%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 10.8% Cash, Due 12/2021)(C)(I)	—	—	—
DKI Ventures, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.3%, 10.8% Cash, Due 12/2023)(C)(I)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 10.8% Cash, Due 12/2023)(C)(I)	6,500	6,500	6,500
IA Tech, LLC – Term Debt (L + 11.0%, 13.5% Cash, Due 6/2023)(C)	30,000	30,000	30,300
R2i Holdings, LLC – Line of Credit, $2,000 available (L + 8.0%, 10.5% Cash, Due 12/2021)(C)(I)	—	—	—
R2i Holdings, LLC – Term Debt (L + 8.0%, 10.5% Cash, Due 12/2023)(C)(I)	20,000	20,000	20,000
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.5% Cash, Due 12/2021)(C)(U)	7,805	7,805	7,746
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 11.3% Cash, Due 6/2021)(C)	1,450	1,447	1,283
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 6/2021)(C)(F)	1,600	1,596	1,424
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 11.3% Cash, Due 6/2021)(C)	9,000	8,980	7,965

		76,328	75,218
Healthcare, education, and childcare – 9.6%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 9.5%, 12.0% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 9.5%, 12.0% Cash, Due 8/2022)(C)	9,840	9,840	9,791
EL Academies, Inc. – Term Debt (L + 9.5%, 12.0% Cash, Due 8/2022)(C)	12,000	12,000	11,940

		21,840	21,731
Machinery – 2.4%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 10.5% Cash, Due 11/2020)(C)	125	125	105
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 12.0% Cash, 3.0% PIK, Due 11/2022)(C)	5,931	5,931	4,967
Precision International, LLC – Term Debt (10.0%, Due 9/2021)(C)(F)	436	436	434

		6,492	5,506
Oil and Gas – 17.7%
Impact! Chemical Technologies, Inc. – Line of Credit, $0 available (L + 8.8%, 11.3% Cash, Due 12/2020)(C)	2,500	2,500	2,428
Impact! Chemical Technologies, Inc. – Term Debt (L + 8.8%, 11.3% Cash, Due 12/2020)(C)	20,000	20,000	19,425
WadeCo Specialties, Inc. – Line of Credit, $0 available (L + 7.0%, 9.5% Cash, Due 3/2019)(C)	2,000	2,000	1,993
WadeCo Specialties, Inc. – Term Debt (L + 7.0%, 9.5% Cash, Due 3/2019)(C)	9,441	9,441	9,406
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	6,947

		40,941	40,199
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.5% Cash, Due 2/2015)(E)(V)	107	107	—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Telecommunications – 19.9%
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.5% Cash, Due 12/2019)(C)	6,000	6,000	5,940
NetFortris Corp. – Term Debt (L + 9.0%, 11.5% Cash, Due 2/2021)(C)	23,302	23,252	22,603
XMedius America, Inc. – Term Debt (L + 9.3%, 11.8% Cash, Due 10/2022)(C)(AA)	9,824	9,824	9.554
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.8% Cash, Due 10/2022)(C)	7,290	7,290	7,235

		46,366	45,332

Total Secured First Lien Debt		$216,585	$211,218

Secured Second Lien Debt – 53.0%
Automobile – 2.2%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,981	$5,031

Beverage, Food, and Tobacco – 4.6%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 10.3% Cash, Due 10/2026)(D)(I)	3,683	3,709	3,619
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 13.0% Cash, Due 12/2023)(C)	6,750	6,727	6,733

		10,436	10,352
Cargo Transportation – 5.7%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	12,869

Chemicals, Plastics, and Rubber – 0.5%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.5% Cash, Due 10/2021)(C)	1,099	1,099	1,080

Diversified/Conglomerate Manufacturing – 9.0%
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.5% Cash, Due 4/2021)(C)	5,235	5,235	4,855
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.5% Cash, Due 4/2021)(C)	75	75	70
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.5% Cash, Due 4/2021)(C)	390	390	362
United Flexible, Inc. – Term Debt (L + 9.3%, 11.8% Cash, Due 2/2022)(C)	15,300	15,235	15,300

		20,935	20,587
Diversified/Conglomerate Service – 10.8%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 11.6% Cash, Due 4/2026)(D)(U)	3,000	2,943	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.5% Cash, Due 10/2025)(D)	2,400	2,378	2,328
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,892
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 12.1% Cash, Due 5/2025)(D)(U)	4,000	3,931	3,910
LDiscovery, LLC – Term Debt (L + 10.0%, 12.5% Cash, Due 12/2023)(D)	5,000	4,841	4,400

		25,193	24,560
Grocery – 0.9%
GOBP Holdings, Inc. – Term Debt (L + 7.3%, 10.1% Cash, Due 10/2026)(D)(I)(U)	2,000	1,980	1,970

Healthcare, education, and childcare – 10.1%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.8% Cash, Due 6/2025)(D)	3,000	2,961	2,940
Merlin International, Inc. – Term Debt (L + 10.0%, 12.5% Cash, Due 10/2022)(Q)	20,000	20,000	20,000
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 5.6% Cash, 6.9% PIK, Due 7/2020)(E)	4,409	4,409	—

		27,370	22,940
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.3%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,875

Hotels, Motels, Inns, and Gaming – 2.9%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.5% Cash, 3.0% PIK, Due 6/2023)(C)	7,422	7,422	6,504

Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 10.8% Cash, Due 11/2026)(D)(I)	1,000	1,000	980

Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 13.0% Cash, Due 7/2022) (C)	3,750	3,750	3,750

Total Secured Second Lien Debt		$127,166	$120.498

Unsecured Debt – 1.6%
Healthcare, education, and childcare – 1.6%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,705	$3,705	$3,649

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 5.8%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$—

Buildings and Real Estate – 0.4%
GFRC 360, LLC – Preferred Stock(E)(G)(BB)	1,000	1,025	905

Diversified/Conglomerate Manufacturing – 1.1%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	1,737
United Flexible, Inc. – Preferred Stock(E)(G)	538	538	726

		2,730	2,463
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 3.8%
Chemical & Injection Holdings Company, LLC – Preferred Equity Units(E)(G)	13,740	633	2,241
FES Resources Holdings LLC – Preferred Equity Units(E)(G)(I)	6,350	6,350	6,350

		6,983	8,591
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	5,656,380	566	1,250

		2,365	1,250

Total Preferred Equity		$15,052	$13,209

Common Equity – 10.8%
Aerospace and Defense – 2.2%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)(I)	4,283	$4,283	$4,283
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	1,449	616

		5,732	4,899
Automobile– 0.4%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	588,039	588	948

Beverage, Food, and Tobacco – 0.6%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	642
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	731

		700	1,373
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)(BB)	45.0%	—	—

Cargo Transportation – 1.0%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	1,557
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	829

		1,244	2,386
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,017	357

Diversified/Conglomerate Manufacturing – 1.0%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	—
United Flexible, Inc. – Common Stock(E)(G)	1,158	148	2,282

		166	2,282
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(E)(G)	649	649	671
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	2,868

		5,437	3,539
Machinery – 0.4%
Arc Drilling Holdings LLC – Common Stock(E)(G)	16.7%	1,500	—
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	815

		1,500	815
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)(I)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)(CC)	435	499	193

		499	193

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
Canopy Safety Brands, LLC – Participation Warrant(E)(G)	1	500	436
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	39,483	167	373

		667	809
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Textiles and leather – 3.0%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	6,863

Total Common Equity		$24,560	$24,464

Total Non-Control/Non-Affiliate Investments		$387,068	$373,038

AFFILIATE INVESTMENTS(N) – 14.5%
Secured First Lien Debt – 3.5%
Diversified/Conglomerate Manufacturing – 3.5%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 13.0% Cash, Due 2/2022)(C)	$6,200	$6,200	$5,937
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 14.3% Cash, Due 2/2022)(C)	2,000	2,000	1,925

		8,200	7,862

Total Secured First Lien Debt		$8,200	$7,862

Secured Second Lien Debt – 9.3%
Diversified Natural Resources, Precious Metals and Minerals – 9.3%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,977
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,970
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,288
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	3,985

		21,300	21,220

Total Secured Second Lien Debt		$21,300	$21,220

Preferred Equity – 0.6%
Diversified/Conglomerate Manufacturing – 0.2%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$499

Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	898

Total Preferred Equity		$3,316	$1,397

Common Equity – 1.1%
Diversified Natural Resources, Precious Metals and Minerals – 1.1%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$2,585

Total Common Equity		$1,855	$2,585

Total Affiliate Investments		$34,671	$33,064

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 11.0%
Secured First Lien Debt – 6.0%
Diversified/Conglomerate Manufacturing – 4.0%
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%, 8.0% Cash, 2.0% PIK, Due 12/2019)(E)	$3,971	$3,971	$3,971
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 11.0% Cash, 2.0% PIK, Due 12/2019)(E)	11,223	11,223	5,250

		15,194	9,221
Machinery – 1.3%
PIC 360, LLC – Term Debt (14.0% Cash, Due 9/2019)(E)(F)	2,850	2,850	2,850

Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,454	1,500

Total Secured First Lien Debt		$19,498	$13,571

Secured Second Lien Debt – 3.5%
Automobile– 3.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 12.0% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—

Common Equity – 1.5%
Automobile– 0.5%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,204

Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—

Machinery – 0.8%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	1,664

Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	541

Total Common Equity		$2,002	$3,409

Total Control Investments		$29,660	$25,045

TOTAL INVESTMENTS – 189.6%		$451,399	$431,147

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $361.2 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 – Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2018, our investments in FedCap Partners, LLC, Leeds Novamark Capital I, L.P., Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.6% of total investments, at fair value, as of December 31, 2018.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.50% as of December 31, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.).
(D)	Fair value was based on the indicative bid price on or near December 31, 2018, offered by the respective syndication agent’s trading desk.
(E)

Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.

(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Reserved.
(I)	New investment during the quarter ended December 31, 2018.
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
(T)

Our investment in Funko was valued using Level 2 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.81% as of December 31, 2018.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate, which was 5.50% as of December 31, 2018.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2018.
(Z)	Subsequent to December 31, 2018, the investment maturity date was extended to September 2020.
(AA)	Investment formerly known as Applied Voice & Speech Technologies, Inc.
(BB)	Investment formerly known as GFRC Holdings, LLC.
(CC)	Investment formerly known as W3, Co.

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
Automobile – 3.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.8% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065

Common Equity – 1.4%
Automobile – 0.5%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,088

Machinery – 0.7%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	1,622

Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	498

Total Common Equity		$1,081	$3,208

Total Control Investments		$13,496	$15,623

TOTAL INVESTMENTS(Z) – 164.5%		$427,467	$390,046

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $332.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 – Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, our investments in FedCap Partners, LLC (“FedCap”), Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.9% of total investments, at fair value, as of September 30, 2018.

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
(T)

Our investment in Funko was valued using Level 2 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.40% as of September 30, 2018.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 5.25% as of September 30, 2018.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

DECEMBER 31, 2018

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 12 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4 – Related Party Transactions for additional information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2018, are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2019 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 14, 2018.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities, or total net assets, or Consolidated Statements of Changes in Net Assets and Consolidated Statements of Cash Flows classifications.

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials presented by the chief valuation officer. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and determine in good faith the fair value of such investments in accordance with the Policy.

There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. In determining the fair value of our investments, the Valuation Team, led by the chief valuation officer, uses the Policy, and each quarter the Valuation Committee and Board of Directors review the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently.

Use of Third Party Valuation Firms

The Valuation Team engages third party valuation firms to provide independent assessments of fair value of certain of our investments.

ICE, Data Pricing and Reference Data, LLC (“ICE”) (formerly Standard and Poor’s Securities Evaluations, Inc.), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances before determining fair value.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value. Our Board of Directors reviews the recommended fair value, and whether it is reasonable in light of the Policy, and other relevant facts and circumstances before determining fair value.

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

•

Yield Analysis — The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

•

Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•

Investments in Funds — For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our uninvested capital at par value and of our invested capital at the Net Asset Value (“NAV”) provided by the fund. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

In addition to the valuation techniques listed above, the Valuation Team may also consider other factors when determining the fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties, any relevant offers or letters of intent to acquire the portfolio company, timing of expected loan repayments, and the markets in which the portfolio company operates.

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

Refer to Note 3 — Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At December 31, 2018, there were no loans on non-accrual status. At September 30, 2018, loans to Francis Drilling Fluids, Inc. (“FDF”) were on non-accrual status with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.7 million, or 2.1% of the fair value of all debt investments in our portfolio.

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

As of each of December 31, 2018 and September 30, 2018, we had six OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million for each of the three months ended December 31, 2018 and 2017. The unamortized balance of OID investments as of each of December 31, 2018 and September 30, 2018 totaled $0.4 million. As of December 31, 2018 and September 30, 2018, we had six and five investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.4 million and $1.2 million during the three months ended December 31, 2018 and 2017, respectively. We collected $0 in PIK interest in cash during each of the three months ended December 31, 2018 and 2017.

Success Fee Income Recognition

We record success fees as income when earned, which often occurs upon receipt of cash. Success fees are generally contractually due upon a change of control in a portfolio company, typically resulting from an exit or sale, and are non-recurring.

Dividend Income Recognition

We accrue dividend income on preferred and common equity securities to the extent that such amounts are expected to be collected and if we have the option to collect such amounts in cash or other consideration.

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our notes payable are presented as discounts to the principal amount of the notes payable and are amortized using the straight-line method, which approximates the effective interest method, over the term of the respective notes. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the respective series of preferred stock. Refer to Note 5 – Borrowings and Note 6 – Mandatorily Redeemable Preferred Stock for further discussion.

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and a lender (our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. Refer to Note 4—Related Party Transactions for additional information regarding these related party fees and agreements.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. We are currently assessing the impact of ASU 2018-13 and do not anticipate a material impact on our disclosures. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted.

In November 2016, the FASB issued Accounting Standards Update 2016-18, “Restricted Cash (a consensus of the Emerging Issues Task Force)” (“ASU 2016-18”), which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and we adopted ASU 2016-18 effective October 1, 2018. The adoption of ASU 2016-18 did not have a material impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. We have assessed the impact of ASU 2016-15 and do not anticipate a material impact on our cash flows. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and we adopted ASU 2016-15 effective October 1, 2018. The adoption of ASU 2016-15 did not have a material impact on our financial position, results of operations or cash flows.

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and we adopted ASU 2016-01 effective October 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which was amended in March 2016 by FASB Accounting Standards Update 2016-08, “Principal versus Agent Considerations” (“ASU 2016-08”), in April 2016 by FASB Accounting Standards Update 2016-10, “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), in May 2016 by FASB Accounting Standards Update 2016-12, “Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), and in December 2016 by FASB Accounting Standards Update 2016-20, “Technical Corrections and Improvements to Topic 606” (“ASU 2016-20”). ASU 2014-09, as amended, supersedes or replaces nearly all GAAP revenue recognition guidance. The new guidance establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time and will expand disclosures about revenue. In July 2015, the FASB issued Accounting Standards Update 2015-14, “Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09. ASU 2014-09, as amended by ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years and we adopted ASU 2014-09, as amended, effective October 1, 2018. The adoption of ASU 2014-09, as amended, did not result in a material change in the timing of revenue recognition or a material impact on our financial position, results of operations, or cash flows from adopting this standard.

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

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;

•

Level 2 – inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

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

As of December 31, 2018 and September 30, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs and our investments in FedCap Partners, LLC (“FedCap”) and Leeds Novamark I, L.P (“Leeds”), which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2017, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 as our units in Funko can be converted into common shares of Funko, Inc. upon meeting certain requirements. During the three months ended December 31, 2018, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of December 31, 2018 and September 30, 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2018:
Secured first lien debt	$232,651		$—	$—		$232,651
Secured second lien debt	149,783		—	—		149,783
Unsecured debt	3,649		—	—		3,649
Preferred equity	14,606		—	—		14,606
Common equity/equivalents	26,974	(A)	—	373	(B)	26,601

Total Investments at December 31, 2018	$427,663		$—	$373		$427,290

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Secured first lien debt	$199,625		$—	$—		$199,625
Secured second lien debt	156,373		—	—		156,373
Unsecured debt	3,655		—	—		3,655
Preferred equity	7,749		—	—		7,749
Common equity/equivalents	19,333	(A)	—	672	(B)	18,661

Total Investments at September 30, 2018	$386,735		$—	$672		$386,063

(A)

Excludes our investments in FedCap and Leeds with fair values of $0.6 million and $2.9 million, respectively, as of December 31, 2018 and fair values of $0.6 million and $2.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient.

(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy, and carried at fair value as of December 31, 2018 and September 30, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2018		September 30, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$211,218		$178,448
Secured second lien debt	120,498		126,956
Unsecured debt	3,649		3,603
Preferred equity	13,209		4,486
Common equity/equivalents	20,607	(A)	8,091	(B)

Total Non-Control/Non-Affiliate Investments	$369,181		$321,584

Affiliate Investments
Secured first lien debt	$7,862		$16,827
Secured second lien debt	21,220		21,352
Unsecured debt	—		52
Preferred equity	1,397		3,263
Common equity/equivalents	2,585		7,362

Total Affiliate Investments	$33,064		$48,856

Control Investments
Secured first lien debt	$13,571		$4,350
Secured second lien debt	8,065		8,065
Common equity/equivalents	3,409		3,208

Total Control Investments	$25,045		$15,623

Total Investments at Fair Value Using Level 3 Inputs	$427,290		$386,063

(A)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.9 million, and $0.4 million, respectively, as of December 31, 2018. FedCap and Leeds were valued using net asset value as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2018 and September 30, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	December 31, 2018	September 30, 2018	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2018	September 30, 2018
Secured first lien debt(A)	$219,080	$193,125	Yield Analysis	Discount Rate	10.1% - 22.2% / 13.4%	6.9% -24.3% / 12.7%
	13,571	6,500	TEV	EBITDA multiple	3.4x - 5.9x /5.5x	3.3x - 3.3x /3.3x
				EBITDA	$1,497 - $1,553 / $1,544	$1,507 - $1,507 / $1,507
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x - 0.5x / 0.4x
				Revenue	$2,052 - $2,052 /$2,052	$4,909 - $7,400 /$5,933
Secured second lien debt(B)	118,541	119,988	Yield Analysis	Discount Rate	10.0% - 19.5% /12.8%	10.7% -23.2% /12.6%
	23,177	20,622	Market Quote	IBP	88.0% - 101.0% / 96.2%	88.0% - 102.0% / 97.6%
	8,065	15,763	TEV	EBITDA multiple	5.6x - 6.7x /6.0x	5.5x - 6.6x /5.8x
				EBITDA	$2,500 - $42,713 / $16,715	$2,500 - $55,375 / $13,341
Unsecured debt	3,649	3,655	Yield Analysis	Discount Rate	11.1% - 11.1% / 11.1%	10.2% - 20.3% / 10.4%
Preferred and common equity / equivalents(C)	41,207	26,410	TEV	EBITDA multiple	3.4x - 11.2x / 6.6x	3.3x - 11.9x / 6.6x
				EBITDA	$715 - $45,287 /$12,793	$459 -$39,352 /$14,216
				Revenue multiple	0.3x - 1.5x / 0.7x	0.3x - 1.5x / 0.7x
				Revenue	$629 - $541,175 /$298,920	$473 - $543,360 /$313,688

Total Level 3 Investments, at Fair Value	$427,290	$386,063

(A)	Fair value as of September 30, 2018 includes one proprietary debt investment totaling $2.0 million, which was valued using the expected payoff amount as the unobservable input.
(B)	Fair value as of December 31, 2018 includes one proprietary debt investment totaling $20.0 million, which were valued using the expected payoff amount as the unobservable input.
(C)

Fair value as of December 31, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.9 million, and $0.4 million, respectively, as of December 31, 2018. Fair value as of September 30, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of both December 31, 2018 and September 30, 2018.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2018 and 2017 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended December 31, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized loss(A)	—	(25,634)	—	(1,219)	(10)	(26,863)
Net unrealized appreciation (depreciation)(B)	(4,734)	(1,892)	(98)	195	3,564	(2,965)
Reversal of prior period net depreciation on realization(B)	—	19,045	—	1,215	1	20,261
New investments, repayments and settlements: (C)
Issuances/originations	42,996	6,766	92	5,312	4,376	59,542
Settlements/repayments	(5,236)	(3,525)	—	—	—	(8,761)
Net proceeds from sales	—	—	—	4	9	13
Transfers	—	(1,350)	—	1,350	—	—

Fair Value as of December 31, 2018	$232,651	$149,783	$3,649	$14,606	$26,601	$427,290

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended December 31, 2017	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	602	(28)	574
Net unrealized appreciation (depreciation)(B)	1,115	445	(3)	558	(12)	2,103
Reversal of prior period net appreciation on realization(B)	—	(87)	—	(725)	—	(812)
New investments, repayments and settlements: (C)
Issuances/originations	37,426	18,365	123	125	1,500	57,539
Settlements/repayments	(12,677)	(5,847)	—	—	—	(18,524)
Net proceeds from sales	—	—	—	(1,301)	27	(1,274)
Transfers	(3,565)	3,565	—	(159)	—	(159)

Fair Value as of December 31, 2017	$196,195	$171,690	$3,444	$5,661	$12,434	$389,424

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of December 31, 2018 and September 30, 2018, we held 41 and 39 proprietary investments with an aggregate fair value of $395.8 million and $357.6 million, or 91.8% and 91.7% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2018:

•	In October 2018, TWS Acquisition Corporation paid off at par for net proceeds of $2.0 million.

•	In November 2018, we invested $16.7 million in Antenna Research Associates, Inc. through a combination of secured first lien debt and equity.

•	In December 2018, we invested $20.0 million in R2i Holdings, LLC through secured first lien debt.

•	In December 2018, we invested $6.5 million in DKI Ventures, LLC through secured first lien debt.

•

In December 2018, our investment in FDF was restructured upon emergence from Chapter 11 bankruptcy protection. As part of the restructure, our existing $27.0 million debt investment in FDF was converted to $1.35 million of preferred equity and common equity units in a new entity, FES Resources Holdings, LLC (“FES Resources”). We also invested an additional $5.0 million in FES Resources through a combination of preferred equity and common equity units. In conjunction with the restructure, we recorded a net realized loss of $26.9 million associated with our investment in FDF.

Syndicated Investments

As of December 31, 2018 and September 30, 2018, we held 13 and 11 syndicated investments with an aggregate fair value of $35.3 million and $32.4 million, or 8.2% and 8.3% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the three months ended December 31, 2018:

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $1.0 million in CPM Holdings, Inc. through secured second lien debt.

Investment Concentrations

As of December 31, 2018, our investment portfolio consisted of investments in 54 portfolio companies located in 24 states in 19 different industries, with an aggregate fair value of $431.1 million. The five largest investments at fair value totaled $123.1 million, or 28.6% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2018 totaling $122.8 million, or 31.5% of our total investment portfolio. As of December 31, 2018 and September 30, 2018, our average investment by obligor was $8.4 million and $8.5 million at cost, respectively.

The following table outlines our investments by security type as of December 31, 2018 and September 30, 2018:

	December 31, 2018				September 30, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$244,283	54.1%	$232,651	54.0%	$206,523	48.3%	$199,625	51.2%
Secured second lien debt	156,531	34.7	149,783	34.7	180,274	42.2	156,373	40.1
Unsecured debt	3,800	0.8	3,649	0.8	3,708	0.9	3,655	0.9

Total debt investments	404,614	89.6	386,083	89.5	390,505	91.4	359,653	92.2
Preferred equity	18,368	4.1	14,606	3.4	12,920	3.0	7,749	2.0
Common equity/equivalents	28,417	6.3	30,458	7.1	24,042	5.6	22,644	5.8

Total equity investments	46,785	10.4	45,064	10.5	36,962	8.6	30,393	7.8

Total Investments	$451,399	100.0%	$431,147	100.0%	$427,467	100.0%	$390,046	100.0%

Our investments at fair value consisted of the following industry classifications as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$99,778	23.1%	$79,066	20.3%
Healthcare, Education and Childcare	51,859	12.0	53,916	13.8
Oil and Gas	48,983	11.4	50,172	12.9
Telecommunications	46,582	10.8	47,794	12.3
Diversified/Conglomerate Manufacturing	42,914	10.0	43,421	11.1
Diversified Natural Resources, Precious Metals and Minerals	24,703	5.7	23,040	5.9
Automobile	18,084	4.2	18,209	4.7
Beverage, Food and Tobacco	17,576	4.1	13,727	3.5
Aerospace and Defense	17,320	4.0	616	0.1
Cargo Transportation	15,255	3.5	15,164	3.9
Machinery	11,815	2.7	11,058	2.8
Home and Office Furnishings, Housewares and Durable Consumer Products	9,875	2.3	10,125	2.6
Textiles and Leather	6,863	1.6	6,556	1.7
Hotels, Motels, Inns, and Gaming	6,504	1.5	6,337	1.6
Personal and Non-Durable Consumer Products	4,559	1.1	4,892	1.3
Other, < 2.0%	8,477	2.0	5,953	1.5

Total Investments	$431,147	100.0%	$390,046	100.0%

Our investments at fair value were included in the following U.S. geographic regions and other countries as of December 31, 2018 and September 30, 2018:

	December 31, 2018		September 30, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$199,007	46.1%	$168,917	43.3%
West	115,863	26.9	114,286	29.3
Midwest	72,792	16.9	61,733	15.8
Northeast	36,250	8.4	37,589	9.7
Canada	7,235	1.7	7,521	1.9

Total Investments	$431,147	100.0%	$390,046	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2018:

		Amount
For the remaining nine months ending September 30:	2019	$30,851
For the fiscal years ending September 30:	2020	54,131
	2021	69,066
	2022	56,235
	2023	116,837
	Thereafter	78,064

	Total contractual repayments	$405,184
	Adjustments to cost basis of debt investments	(570)
	Investments in equity securities	46,785

	Investments held as of December 31, 2018 at Cost:	$451,399

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2018 and September 30, 2018, we had gross receivables from portfolio companies of $0.2 million and $0.3 million, respectively. The allowance for uncollectible receivables was $16 thousand and $32 thousand as of December 31, 2018 and September 30, 2018, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. We have entered into the Administration Agreement with the Administrator (discussed further below) to provide administrative services. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the annual renewal of the Advisory Agreement through August 31, 2019.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2018	2017
Average total assets subject to base management fee(A)	$417,829	$383,086
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,828	$1,676
Portfolio company fee credit	(544)	(664)
Senior syndicated loan fee credit	(83)	(92)

Net Base Management Fee	$1,201	$920

Loan servicing fee(B)	1,262	1,186
Credit to base management fee — loan servicing fee(B)	(1,262)	(1,186)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,360	1,373
Incentive fee credit	(547)	(85)

Net Incentive Fee	$813	$1,288

Portfolio company fee credit	(544)	(664)
Senior syndicated loan fee credit	(83)	(92)
Incentive fee credit	(547)	(85)

Credits to Fees From Adviser — other(B)	$(1,174)	$(841)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships;

(iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $19 and $8 for the three months ended December 31, 2018 and 2017, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three months ended December 31, 2018 and 2017.

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

•

100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and

•

20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2018, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2018.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2018 and 2017.

Transactions with the Administrator

We pay the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2018, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2019.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.5 million during each of the three months ended December 31, 2018 and 2017.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2018	September 30, 2018
Base management fee due (from) to Adviser	$(61)	$378
Loan servicing fee due to Adviser	296	281
Incentive fee due to Adviser	813	425

Total fees due to Adviser	1,048	1,084

Fee due to Administrator	345	317

Total Related Party Fees Due	$1,393	$1,401

In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2018 and September 30, 2018, totaled $20 and $19, respectively. There were no net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which typically include certain co-investment expenses, as of each of December 31, 2018 and September 30, 2018. Any such amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2018 and September 30, 2018.

NOTE 5. BORROWINGS

Revolving Credit Facility

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately two years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. If our Credit Facility is not renewed or extended by January 15, 2021, all principal and interest will be due and payable on

April 15, 2022 (15 months after the revolving period end date). Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 15, 2021.

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	December 31, 2018	September 30, 2018
Commitment amount	$190,000	$190,000
Borrowings outstanding, at cost	102,200	110,000
Availability(A)	67,390	68,116

	For the Three Months Ended December 31,
	2018	2017
Weighted average borrowings outstanding, at cost	$88,911	$98,228
Weighted average interest rate(B)	6.1%	5.0%
Commitment (unused) fees incurred	$182	$92

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2018 and September 30, 2018.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $261.5 million as of December 31, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $331.8 million, asset coverage on our “senior securities representing indebtedness” of 270.8%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 35 obligors in our Credit Facility’s borrowing base as of December 31, 2018. As of December 31, 2018, we were in compliance with all of our Credit Facility covenants.

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of each of December 31, 2018 and September 30, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of December 31, 2018 and September 30, 2018, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2018 and September 30, 2018, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2018 and 2017:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2018	September 30, 2018
Credit Facility	$102,200	$110,000

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2018	2017
Fair value as of September 30, 2018 and 2017, respectively	$110,000	$93,115
Borrowings	59,000	61,100
Repayments	(66,800)	(23,600)
Net unrealized appreciation(A)	—	218

Fair Value as of December 31, 2018 and 2017, respectively	$102,200	$130,833

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2018 and 2017.

The fair value of the collateral under our Credit Facility totaled approximately $361.2 million and $332.3 million as of December 31, 2018 and September 30, 2018, respectively.

Notes Payable

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. We incurred approximately $2.1 million in total underwriting discounts and offering costs related to the issuance of the 2023 Notes, which have been recorded as discounts to the principal amount on our accompanying Consolidated Statements of Assets and Liabilities and are being amortized from issuance through November 1, 2023, the maturity date. The offering proceeds were used to pay down borrowings under our Credit Facility.

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing February 1, 2019 (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2018 and September 30, 2018.

The indenture relating to the 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of such declaration, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will provide the holders of the 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The fair value, based on the last quoted closing price, of the 2023 Notes as of December 31, 2018 was $55.1 million. We consider the trading price of the 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of December 31, 2018 was 204.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

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

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the three months ended December 31, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Share of Series 2024 Term Preferred Stock
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.125
	October 9, 2018	November 20, 2018	November 30, 2018	0.125
	October 9, 2018	December 20, 2018	December 31, 2018	0.125

		Three Months Ended December 31, 2018:		$0.375

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the three months ended December 31, 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Dividend per Share of Series 2024 Term Preferred Stock(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125

		Three Months Ended December 31, 2017:		$0.391667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar years ended December 31, 2018 and 2017 was 100% from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2018 and September 30, 2018. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our Consolidated Statements of Operations as of the ex-dividend date.

The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of December 31, 2018 and September 30, 2018 was $51.1 million and $52.7 million, respectively. We consider the trading price of our mandatorily redeemable preferred stock to be a Level 1 input within the fair value hierarchy.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2018, we had the ability to issue up to $300.0 million in securities under the registration statement.

Common Stock Offerings

In February 2015, we entered into an equity distribution agreement (as amended, the “Sales Agreement”) with Cantor Fitzgerald & Co. under which we had the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended December 31, 2018, we sold 2,765 shares of our common stock under the Sales Agreement, at a weighted-average price of $9.60 per share and raised $28 thousand of gross proceeds. Due to rounding, net proceeds, after deducting commissions and offering costs borne by us, were also approximately $28 thousand. During the three months ended December 31, 2017, we sold 471,498 shares of our common stock under the Sales Agreement with Cantor Fitzgerald & Co. at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million.

NOTE 8. NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Numerator for basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(3,708)	$7,160
Denominator for basic and diluted weighted average common shares	28,504,715	26,522,788

Basic and diluted net (decrease) increase in net assets resulting from operations per common share	$(0.13)	$0.27

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

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 at the end of each calendar year. For calendar years ended December 31, 2018 and 2017, 100% of distributions to common stockholders during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2018 and 2017:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07

		Three Months Ended December 31, 2018:		$0.21

2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07

		Three Months Ended December 31, 2017:		$0.21

Aggregate distributions declared and paid to our common stockholders were approximately $6.0 million and $5.6 million for the three months ended December 31, 2018 and 2017, respectively, and were declared based on estimates of investment company taxable income for the respective fiscal years. For the fiscal year ended September 30, 2018, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2019 as having been paid in the respective prior year.

For the three months ended December 31, 2018 and the fiscal year ended September 30, 2018, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2018	Year Ended September 30, 2018
Undistributed net investment income	$39	$(366)
Accumulated net realized losses	31	27,131
Capital in excess of par value	(70)	(26,765)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2018 and September 30, 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of December 31, 2018 and September 30, 2018.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2018 and September 30, 2018 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2018 and September 30, 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2018	September 30, 2018
Unused line of credit commitments	$11,125	$5,350
Delayed draw term loans	7,900	3,910
Uncalled capital commitment	843	843

Total	$19,868	$10,103

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2018	2017
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.32	$8.40

Income from operations(B)
Net investment income(B)	0.21	0.21
Net realized and unrealized (loss) gain on investments	(0.34)	0.07
Net realized and unrealized loss on other	—	(0.01)

Total from operations	(0.13)	0.27

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.21)	(0.21)

Total distributions	(0.21)	(0.21)

Capital share transactions(B)
Net anti-dilutive effect of equity offering(D)	—	0.02

Total capital share transactions	—	0.02

Net asset value at end of period(A)	$7.98	$8.48

Per common share market value at beginning of period	$9.50	$9.50
Per common share market value at end of period	7.30	9.21
Total return(E)	(21.28)%	(0.91)%
Common stock outstanding at end of period(A)	28,504,745	26,632,182

Statement of Assets and Liabilities Data:
Net assets at end of period	$227,426	$225,717
Average net assets(F)	234,061	225,202
Senior securities Data:
Borrowings under Credit Facility, at cost	$102,200	$130,500
Mandatorily redeemable preferred stock	51,750	51,750
Long term debt	57,500	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(G)(H)	10.12%	9.38%
Ratio of net investment income to average net assets(I)	10.23%	9.90%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three months ended December 31, 2017, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
(E)

Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9 – Distributions to Common Stockholders.

(F)	Computed using the average of the balance of net assets at the end of each month of the reporting period.
(G)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(H)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 11.06% and 9.53% for the quarters ended December 31, 2018 and 2017, respectively.

(I)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.30% and 9.76% for the quarters ended December 31, 2018 and 2017, respectively.

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

We had one unconsolidated subsidiary, LWO Acquisitions Company LLC, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended December 31, 2018 and 2017. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the three months ended December 31, 2018 and 2017 for our unconsolidated significant subsidiary.

	Three Months Ended December 31,
	2018	2017
Income Statement
Net sales	$5,187	$5,696
Gross profit	525	771
Net loss	(932)	(528)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In January 2019, our investment in Merlin International, Inc. paid off, which resulted in success fee income of $0.6 million and a prepayment fee of $0.3 million. In connection with the payoff, we received net cash proceeds of $20.9 million, including the repayment of our debt investment of $20.0 million at par.

Distributions and Dividends

In January 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series 2024 Term Preferred Stock
January 18, 2019	January 31, 2019	$0.07	$0.125
February 20, 2019	February 28, 2019	0.07	0.125
March 20, 2019	March 29, 2019	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2018. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2018, our investment portfolio was made up of approximately 89.6% debt investments and 10.4% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $15 million) in the U.S. that meet certain criteria, including the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment Corporation, a BDC also managed by the Adviser, and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Investment Corporation pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

During the three months ended December 31, 2018, we invested $49.9 million in six new portfolio companies and extended $9.4 million of investments to existing portfolio companies. In addition, during the three months ended December 31, 2018, we exited two portfolio companies through sales and early payoffs. We received a total of $8.9 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the three months ended December 31, 2018. This activity resulted in a net increase in our overall portfolio by four portfolio companies to 54 and a net increase of $23.9 million in our portfolio at cost since September 30, 2018. From our initial public offering in August 2001 through December 31, 2018, we have made 513 different loans to, or investments in, 233 companies for a total of approximately $1.8 billion, before giving effect to principal repayments on investments and divestitures.

During the three months ended December 31, 2018, the following significant transactions occurred:

•	In October 2018, TWS Acquisition Corporation paid off at par for net proceeds of $2.0 million.

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $16.7 million in Antenna Research Associates, Inc. through a combination of secured first lien debt and equity.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $20.0 million in R2i Holdings, LLC through secured first lien debt.

•	In December 2018, we invested $6.5 million in DKI Ventures, LLC through secured first lien debt.

•

In December 2018, our investment in Francis Drilling Fluids, Ltd (“FDF”) was restructured upon emergence from Chapter 11 bankruptcy protection. As part of the restructure, our existing $27.0 million debt investment in FDF was converted to $1.35 million of preferred equity and common equity units in a new entity, FES Resources Holdings, LLC (“FES Resources”). We also invested an additional $5.0 million in FES Resources through a combination of preferred equity and common equity units. In conjunction with the restructure, we recorded a net realized loss of $26.9 million associated with our investment in FDF.

•	In December 2018, we invested $1.0 million in CPM Holdings, Inc. through secured second lien debt.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. In September 2017, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million. Additionally, during the three months ended December 31, 2018, we sold 2,765 shares of our common stock under our at-the-market (“ATM”) program at a weighted-average price of $9.60 per share and raised $28 thousand of gross proceeds. During the year ended September 30, 2018, we sold 2,341,296 shares of our common stock under our ATM program at a weighted-average price of $9.39 per share and raised $22.0 million of gross proceeds. Most recently, in November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”). Refer to “Liquidity and Capital Resources – Revolving Credit Facility” for further discussion of the Credit Facility, “Liquidity and Capital Resources – Notes Payable” for further discussion of our public debt, and “Liquidity and Capital Resources – Equity” for further discussion of our common stock and mandatorily redeemable preferred stock.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions could affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below net asset value (“NAV”) per common share, as it has often done in previous years, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On December 31, 2018, the closing market price of our common stock was $7.30, an 8.5% discount to our December 31, 2018 NAV per share of $7.98.

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

As of December 31, 2018, our asset coverage on our “senior securities representing indebtedness” was 270.8% and our asset coverage on our “senior securities that are stock” was 204.8%.

Recent Developments

Portfolio and Investment Activity

In January 2019, our investment in Merlin International, Inc. paid off, which resulted in success fee income of $0.6 million and a prepayment fee of $0.3 million. In connection with the payoff, we received net cash proceeds of $20.9 million, including the repayment of our debt investment of $20.0 million at par.

Distributions and Dividends

In January 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series 2024 Term Preferred Stock
January 18, 2019	January 31, 2019	$0.07	$0.125
February 20, 2019	February 28, 2019	0.07	0.125
March 20, 2019	March 29, 2019	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2018, to the Three Months Ended December 31, 2017

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,687	$10,670	$1,017	9.5%
Other income	222	189	33	17.5

Total investment income	11,909	10,859	1,050	9.7

EXPENSES
Base management fee	1,828	1,676	152	9.1
Loan servicing fee	1,262	1,186	76	6.4
Incentive fee	1,360	1,373	(13)	(0.9)
Administration fee	345	272	73	26.8
Interest expense on borrowings and notes payable	1,898	1,231	667	54.2
Dividend expense on mandatorily redeemable preferred stock	776	776	—	—
Amortization of deferred financing fees	300	248	52	21.0
Other expenses	590	547	43	7.9

Expenses, before credits from Adviser	8,359	7,309	1,050	14.4
Credit to base management fee – loan servicing fee	(1,262)	(1,186)	(76)	6.4
Credits to fees from Adviser – other	(1,174)	(841)	(333)	39.6

Total expenses, net of credits	5,923	5,282	641	12.1

NET INVESTMENT INCOME	5,986	5,577	409	7.3

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized (loss) gain on investments and other	(26,863)	441	(27,304)	NM
Net unrealized appreciation (depreciation) of investments	17,169	1,360	15,809	NM
Net unrealized appreciation of other	—	(218)	218	NM

Net (loss) gain from investments and other	(9,694)	1,583	(11,277)	NM

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(3,708)	$7,160	$(10,868)	NM

NM = Not Meaningful

Investment Income

Interest income increased by 9.5% for the three months ended December 31, 2018, as compared to the prior year. The increase was due primarily to an increase in the weighted average yield on our interest bearing portfolio and an increase in the weighted average principal balance of our interest bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.3% for the three months ended December 31, 2018, compared to 12.0% for the three months ended December 31, 2017, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2018, was $375.5 million, compared to $353.4 million for the three months ended December 31, 2017, an increase of $22.1 million, or 6.3%.

As of December 31, 2018, there were no investments on non-accrual status. As of December 31, 2017, two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Co. were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 6.8% of the cost basis of all debt investments in our portfolio.

Other income increased by 17.5% during the three months ended December 31, 2018, as compared to the prior year period due to an increase in dividend income and success fees received period over period.

As of December 31, 2018 and September 30, 2018, no single investment represented greater than 10% of the total investment portfolio at fair value. Investment income, generally consisting of interest, dividends, success fees, and prepayment fees can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the three months ended December 31, 2018 and 2017, no individual investment produced investment income that exceeded 10% of total investment income.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $0.6 million, or 12.1%, for the three months ended December 31, 2018 as compared to the prior year period. This increase was primarily due to a $0.7 million increase in interest expense on borrowings, partially offset by a $0.2 million decrease in our net base management and incentive fees to the Adviser.

Interest expense increased by 54.2% during the three months ended December 31, 2018, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018. We incurred $0.5 million in interest expense related to the notes issuance during the quarter ended December 31, 2018 versus no such amounts in the prior year period. The weighted average balance outstanding on our Credit Facility decreased slightly during the three months ended December 31, 2018 compared to the prior year period with the issuance of the 2023 Notes; however, this decrease was largely offset by borrowings in December 2018 to fund new investments. The weighted average balance outstanding on our Credit Facility during the three months ended December 31, 2018 was $88.9 million, as compared to $98.2 million in the prior year period, a decrease of 9.5%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 6.1% during the three months ended December 31, 2018, compared to 5.0% during the prior year period. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period and an increase in unused commitment fees paid in the current year period, offset by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The net base management fee earned by the Adviser increased by $0.3 million, or 30.5%, during the three months ended December 31, 2018, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The income-based incentive fee decreased slightly for the three months ended December 31, 2018, as compared to the prior year period, due to lower pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.5 million and $0.1 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended December 31, 2018 and 2017, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2018	2017
Average total assets subject to base management fee(A)	$417,829	$383,086
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,828	$1,676
Portfolio company fee credit	(544)	(664)
Senior syndicated loan fee credit	(83)	(92)

Net Base Management Fee	$1,201	$920

Loan servicing fee(B)	1,262	1,186
Credit to base management fee – loan servicing fee(B)	(1,262)	(1,186)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,360	1,373
Incentive fee credit	(547)	(85)

Net Incentive Fee	$813	$1,288

Portfolio company fee credit	(544)	(664)
Senior syndicated loan fee credit	(83)	(92)
Incentive fee credit	(547)	(85)

Credits to Fees From Adviser – other(B)	$(1,174)	$(841)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.

(B)	Reflected, on a gross basis, as a line item on our Consolidated Statements of Operations.

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended December 31, 2018, we recorded a net realized loss on investments of $26.9 million, which resulted primarily from the restructuring of our investment in FDF.

For the three months ended December 31, 2017, we recorded a net realized gain on investments of $0.6 million, which resulted primarily from the sale of our investment in Flight Fit N Fun LLC in October 2017 for a $0.6 million realized gain.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $17.2 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2018, were as follows:

	Three Months Ended December 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Lignetics, Inc.	$—	$1,663	$—	$1,663
Alloy Die Casting, Co.	—	1,118	—	1,118
GFRC Holdings, LLC	—	574	—	574
Precision International, LLC	—	517	—	517
The Mochi Ice Cream Company	—	377	—	377
Targus Cayman HoldCo, Ltd.	—	307	—	307
Gray Matter Systems, LLC	—	(153)	—	(153)
Vision Government Solutions, Inc.	—	(184)	—	(184)
WadeCo Specialties, Inc.	—	(236)	—	(236)
Belnick, Inc.	—	(250)	—	(250)
Meridian Rack & Pinion, Inc.	—	(269)	—	(269)
Travel Sentry, Inc.	—	(290)	—	(290)
Funko Acquisition Holdings, LLC	—	(299)	—	(299)
NetFortris Corp.	—	(322)	—	(322)
EL Academies, Inc.	—	(466)	—	(466)
Arc Drilling Holdings LLC	—	(478)	—	(478)
IA Tech, LLC	—	(600)	—	(600)
Merlin International, Inc.	—	(600)	—	(600)
Impact! Chemical Technologies, Inc.	—	(619)	—	(619)
LWO Acquisitions Company LLC	—	(848)	—	(848)
Edge Adhesives Holdings, Inc.	—	(2,053)	—	(2,053)
Francis Drilling Fluids, Ltd.	(26,850)	—	20,379	(6,471)
Other, net (<$250)	(13)	20	(119)	(112)

Total:	$(26,863)	$(3,092)	$20,261	$(9,694)

The primary driver of net unrealized appreciation of $17.2 million for the three months ended December 31, 2018 was the reversal of previously recorded unrealized depreciation upon the restructure of FDF partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, including most notably, Edge Adhesives Holdings, Inc. of $2.1 million.

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

The primary driver of net unrealized appreciation for the three months ended December 31, 2017 was improvement in the financial and operational performance of certain portfolio companies, most notably FDF of $2.4 million and LWO Acquisitions Company LLC of $1.0 million. This appreciation was partially offset by the decline in the financial and operational performance of New Trident Holdcorp, Inc. of $1.2 million.

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended December 31, 2017, we recorded $0.2 million of unrealized appreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended December 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility and notes payable, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash used in operating activities for the three months ended December 31, 2018 was $43.4 million as compared to $36.9 million for the three months ended December 31, 2017. The increase in net cash used in operating activities was primarily driven by a decrease in principal repayments on investments period over period. Principal repayments from sales were $8.9 million during the three months ended December 31, 2018 compared to $18.6 million during the three months ended December 31, 2017.

As of December 31, 2018, we had loans to, syndicated participations in or equity investments in 54 companies, with an aggregate cost basis of approximately $451.4 million. As of December 31, 2017, we had loans to, syndicated participations in or equity investments in 51 private companies, with an aggregate cost basis of approximately $450.1 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Beginning investment portfolio, at fair value	$390,046	$352,373
New investments	49,865	56,336
Disbursements to existing portfolio companies	9,363	602
Scheduled principal repayments on investments	(1,640)	(2,529)
Unscheduled principal repayments on investments	(7,228)	(16,040)
Net proceeds from sale of investments	13	(1,274)
Net unrealized (depreciation) appreciation of investments	(3,092)	2,172
Reversal of prior period depreciation (appreciation) of investments on realization	20,261	(812)
Net realized (loss) gain on investments or other	(26,863)	574
Increase in investments due to PIK(A)	314	983
Net change in premiums, discounts and amortization	108	45

Investment Portfolio, at Fair Value	$431,147	$392,430

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2018:

		Amount
For the remaining nine months ending September 30:	2019	$30,851
For the fiscal years ending September 30:	2020	54,131
	2021	69,066
	2022	56,235
	2023	116,837
	Thereafter	78,064

	Total contractual repayments	$405,184
	Adjustments to cost basis of debt investments	(570)
	Investments in equity securities	46,785

	Investments held as of December 31, 2018 at Cost:	$451,399

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2018 was $41.8 million, which consisted primarily of $57.5 million in gross proceeds from the issuance of long term debt, partially offset by $7.8 million in net repayments on our Credit Facility and $6.0 million in distributions to common stockholders.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the three months ended December 31, 2018 and 2017, which totaled an aggregate of $6.0 million and $5.6 million, respectively. In January 2019, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February, and March 2019. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2019.

For the year ended September 30, 2018, our current and accumulated earnings and profits (after taking into account mandatorily redeemable preferred stock dividends) exceeded distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2019 as having been paid in the prior year.

The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2019 will be determined at fiscal year-end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.125 per share of our Series 2024 Term Preferred Stock for each of the three months ended December 31, 2018. In January 2019, our Board of Directors declared monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of January, February, and March 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

Dividend Reinvestment Plan

Our common stockholders who hold their shares through our transfer agent, Computershare, Inc. (“Computershare”), have the option to participate in a dividend reinvestment plan offered by Computershare, as the plan agent. This is an “opt in” dividend reinvestment plan, meaning that common stockholders may elect to have their cash distributions automatically reinvested in additional shares of our common stock. Common stockholders who do not make such election will receive their distributions in cash. Common stockholders who receive distributions in the form of stock will be subject to the same federal, state and local tax consequences as stockholders who elect to receive their distributions in cash. The common stockholder generally will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the common stockholder had received the dividend or distribution in cash. The additional shares will have a new holding period commencing on the day following the date on which the shares are credited to the common stockholder’s account. Computershare purchases shares in the open market in connection with the obligations under the plan. The Computershare dividend reinvestment plan is not open to holders of our preferred stock.

Equity

Registration Statement

Our registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2018, we had the ability to issue up to $300.0 million in securities under the registration statement.

Common Stock

In February 2015, we entered into the Sales Agreement with Cantor Fitzgerald & Co. under which we had the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock under our program. During the three months ended December 31, 2018, we sold 2,765 shares of our common stock under the Sales Agreement, at a weighted-average price of $9.60 per share and raised $28 thousand of gross proceeds. Due to rounding, net proceeds, after deducting commissions and offering costs borne by us, were also approximately $28 thousand. During the three months ended December 31, 2017, we sold 471,498 shares of our common stock under the Sales Agreement at a weighted-average price of $9.69 per share and raised $4.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million.

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

On December 31, 2018, the closing market price of our common stock was $7.30, an 8.5% discount to our December 31, 2018 NAV per share of $7.98.

Term Preferred Stock

In September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our Consolidated Statements of Assets and Liabilities and are being amortized over the period from issuance through September 30, 2024, the mandatory redemption date. The offering proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing 6.75% Series 2021 Term Preferred Stock, par value $0.001 per share. In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other in our Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of December 31, 2018 was 204.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of December 31, 2018, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

Revolving Credit Facility

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately two years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. If our Credit Facility is not renewed or extended by January 15, 2021, all principal and interest will be due and payable on April 15, 2022 (15 months after the revolving period end date). Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 15, 2021.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $261.5 million as of December 31, 2018, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2018, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $331.8 million, asset coverage on our “senior securities representing indebtedness” of 270.8% and an active status as a BDC and RIC. In addition, we had 35 obligors in our Credit Facility’s borrowing base as of December 31, 2018. As of December 31, 2018, we were in compliance with all of our Credit Facility covenants. Refer to Note 5 – Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

Notes Payable

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. We incurred approximately $2.1 million in total underwriting discounts and offering costs related to the issuance of the 2023 Notes, which have been recorded as discounts to the principal amount on our Consolidated Statements of Assets and Liabilities and are being amortized from issuance through November 1, 2023, the maturity date. The offering proceeds were used to pay down borrowings under our Credit Facility.

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing February 1, 2019 (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our Consolidated Statements of Assets and Liabilities as of December 31, 2018 and September 30, 2018.

The indenture relating to the 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of such declaration, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will provide the holders of the Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of December 31, 2018 and September 30, 2018, we had off-balance sheet success fee receivables on our accruing debt investments of $5.7 million and $5.1 million (or approximately $0.20 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2018 and September 30, 2018 to be immaterial.

The following table shows our contractual obligations as of December 31, 2018, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$102,200	$—	$102,200
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Notes Payable	—	—	57,500	—	57,500
Interest expense on debt obligations(C)	12,644	25,287	14,422	2,329	54,681

Total	$12,644	$25,287	$174,122	$54,079	$266,131

(A)

Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $19.9 million, at cost, as of December 31, 2018.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility and 2023 Notes and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2018. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2 – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3 – Investments in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2 – Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2018 and September 30, 2018, representing approximately 91.8% and 92.3% respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2018	As of September 30, 2018
Highest	10.0	10.0
Average	7.1	6.7
Weighted Average	7.2	6.8
Lowest	1.0	0.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2018 and September 30, 2018, representing approximately 6.3% and 5.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2018	As of September 30, 2018
Highest	5.0	6.0
Average	3.9	3.7
Weighted Average	3.7	4.0
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2018 and September 30, 2018, representing approximately 1.9% and 2.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2018	As of September 30, 2018
Highest	5.0	5.0
Average	4.0	4.3
Weighted Average	4.2	4.7
Lowest	3.0	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes. As a RIC, we generally are not subject to federal income tax on the portion of our taxable income and gains distributed to our stockholders. To maintain our qualification as a RIC, we must maintain our status as a BDC and meet certain source-of-income and asset diversification requirements. In addition, in order to qualify to be taxed as a RIC, we must distribute to stockholders at least 90% of our Investment Company Taxable Income, determined without regard to the dividends paid deduction. Our policy generally is to make distributions to our stockholders in an amount up to 100% of our Investment Company Taxable Income. We may retain some or all of our net long-term capital gains, if any, and designate them as deemed distributions, or distribute such gains to stockholders in cash.

In order to avoid a 4% federal excise tax on undistributed amounts of income, we must distribute to stockholders, during each calendar year, an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year, and (3) any income realized, but not distributed, in the preceding year (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years. Under the RIC Modernization Act, we are permitted to carryforward any capital losses that we may incur for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses.

Recent Accounting Pronouncements

Refer to Note 2 – Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this report for a description and our application of recent accounting pronouncements.

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of December 31, 2018, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	91.0%
Fixed rates	9.0

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2018 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2018 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 14, 2018. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Date: February 6, 2019