Form 10-Q
period 2019-03-31
GLADSTONE CAPITAL CORP
filed 2019-05-01
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of April 30, 2019 was 29,351,063.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2019	2018
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $338,163 and $359,304, respectively)	$328,859	$325,567
Affiliate investments (Cost of $38,921 and $54,667, respectively)	37,185	48,856
Control investments (Cost of $29,877 and $13,496, respectively)	21,676	15,623
Cash and cash equivalents	1,622	1,971
Restricted cash and cash equivalents	74	33
Interest receivable, net	2,606	2,601
Due from administrative agent	2,415	2,807
Deferred financing costs, net	1,102	1,363
Other assets, net	929	687

TOTAL ASSETS	$396,468	$399,508

LIABILITIES
Borrowings, at fair value (Cost of $52,300 and $110,000, respectively)	$52,300	$110,000
Notes payable, net (Cost of $57,500 as of March 31, 2019)	55,537	—
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively, net	50,216	50,077
Accounts payable and accrued expenses	479	290
Interest payable	824	330
Fees due to Adviser(A)	1,497	1,084
Fee due to Administrator(A)	326	317
Other liabilities	366	318

TOTAL LIABILITIES	$161,545	$162,416

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 28,965,403 and 28,501,980 shares issued and outstanding, respectively	$29	$29
Capital in excess of par value	347,144	343,076
Cumulative net unrealized depreciation of investments	(19,241)	(37,421)
Under (Over) distributed net investment income	175	(219)
Accumulated net realized losses	(93,184)	(68,373)

Total distributable loss	(112,250)	(106,013)

TOTAL NET ASSETS	$234,923	$237,092

NET ASSET VALUE PER COMMON SHARE	$8.11	$8.32

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,061	$8,283	$18,633	$15,967
Affiliate investments	1,034	1,177	2,209	2,288
Control investments	679	376	1,191	1,063
Cash and cash equivalents	10	7	26	19

Total interest income (excluding PIK interest income)	10,784	9,843	22,059	19,337
PIK interest income
Non-Control/Non-Affiliate investments	267	1,088	604	2,194
Affiliate investments	—	69	49	139
Control investments	50	—	76	—

Total PIK interest income	317	1,157	729	2,333
Total interest income	11,101	11,000	22,788	21,670
Success fee income
Non-Control/Non-Affiliate investments	621	—	671	—

Total success fee income	621	—	671	—
Dividend income
Non-Control/Non-Affiliate investments	366	60	485	93
Control investments	172	—	172	—

Total dividend income	538	60	657	93

Other income	262	26	315	182

Total investment income	12,522	11,086	24,431	21,945

EXPENSES
Base management fee(A)	1,824	1,784	3,652	3,460
Loan servicing fee(A)	1,233	1,274	2,495	2,460
Incentive fee(A)	1,383	1,210	2,743	2,583
Administration fee(A)	326	312	671	584
Interest expense on borrowings and notes payable	2,085	1,569	3,983	2,800
Dividend expense on mandatorily redeemable preferred stock	776	776	1,552	1,552
Amortization of deferred financing fees	341	292	641	540
Professional fees	218	290	485	545
Other general and administrative expenses	272	270	595	562

Expenses, before credits from Adviser	8,458	7,777	16,817	15,086
Credit to base management fee – loan servicing fee(A)	(1,233)	(1,274)	(2,495)	(2,460)
Credits to fees from Adviser – other(A)	(720)	(1,030)	(1,894)	(1,871)

Total expenses, net of credits	6,505	5,473	12,428	10,755

NET INVESTMENT INCOME	6,017	5,613	12,003	11,190

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	2,306	224	(24,550)	826
Affiliate investments	(4)	104	(2)	104
Control investments	—	(4)	(9)	(32)
Other	—	—	—	(133)

Total net realized gain (loss)	2,302	324	(24,561)	765
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	4,726	2,603	24,433	3,511
Affiliate investments	(129)	1,625	4,075	2,665
Control investments	(3,586)	(1,194)	(10,328)	(1,782)
Other	—	333	—	115

Total net unrealized appreciation	1,011	3,367	18,180	4,509

Net realized and unrealized gain (loss)	3,313	3,691	(6,381)	5,274

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,330	$9,304	$5,622	$16,464

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21	$0.42	$0.42

Net increase in net assets resulting from operations	$0.33	$0.35	$0.20	$0.62

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	28,634,013	26,709,476	28,568,653	26,615,106

(A)	Refer to Note 4 – Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
NET ASSETS, SEPTEMBER 30	$237,092	$219,650
OPERATIONS
Net investment income	5,986	$5,577
Net realized (loss) gain on investments	(26,863)	574
Realized loss on other	—	(133)
Net unrealized appreciation of investments	17,169	1,360
Net unrealized appreciation of other	—	(218)

Net (decrease) increase in net assets resulting from operations	(3,708)	7,160

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share)	(5,986)	(5,577)
CAPITAL TRANSACTIONS
Issuance of common stock	28	4,567
Discounts, commissions and offering costs for issuance of common stock	—	(83)

Net increase in net assets resulting from capital transactions	28	4,484
NET (DECREASE) INCREASE IN NET ASSETS	(9,666)	6,067

NET ASSETS, DECEMBER 31	$227,426	$225,717
OPERATIONS
Net investment income	6,017	$5,613
Net realized gain on investments	2,302	324
Net unrealized appreciation of investments	1,011	3,034
Net unrealized depreciation of other	—	333

Net increase in net assets resulting from operations	9,330	9,304
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share)	(6,017)	(5,613)
CAPITAL TRANSACTIONS
Issuance of common stock	4,258	2,361
Discounts, commissions and offering costs for issuance of common stock	(74)	(44)

Net increase in net assets resulting from capital transactions	4,184	2,317
NET INCREASE IN NET ASSETS	7,497	6,008

NET ASSETS, MARCH 31	$234,923	$231,725

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$5,622	$16,464
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(63,174)	(76,377)
Principal repayments on investments	57,372	32,740
Net proceeds from sale of investments	3,012	1,301
Increase in investments due to paid-in-kind interest	(1,097)	(2,338)
Net change in premiums, discounts and amortization	(168)	(97)
Net realized loss (gain) on investments	24,561	(831)
Net unrealized appreciation of investments	(18,180)	(4,394)
Net unrealized appreciation of other	—	(115)
Changes in assets and liabilities:
Amortization of deferred financing fees	641	540
Increase in interest receivable, net	(5)	(508)
Decrease (increase) in funds due from administrative agent	392	(214)
(Increase) decrease in other assets, net	(252)	1,932
Increase (decrease) in accounts payable and accrued expenses	189	(215)
Increase in interest payable	494	122
Increase (decrease) in fees due to Adviser(A)	413	(285)
Increase in fee due to Administrator(A)	9	68
Increase (decrease) in other liabilities	48	(163)

Net cash provided by (used in) operating activities	9,877	(32,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	65,000	87,400
Repayments on line of credit	(122,700)	(52,600)
Proceeds from issuance of long term debt	57,500	—
Deferred financing fees	(2,204)	(1,329)
Proceeds from issuance of common stock	4,286	6,928
Discounts, commissions and offering costs for issuance of common stock	(64)	(104)
Distributions paid to common stockholders	(12,003)	(11,190)

Net cash (used in) provided by financing activities	(10,185)	29,105

NET DECREASE IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(308)	(3,265)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,004	5,270

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,696	$2,005

CASH PAID FOR INTEREST	$3,489	$2,678

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 140.0%
Secured First Lien Debt – 73.2%
Aerospace and Defense – 5.3%
Antenna Research Associates, Inc. – Line of Credit, $2,500 available (L + 8.3%, 10.7% Cash, Due 11/2021)(C)	$—	$—	$—
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.5% Cash, 4.0% PIK, Due 11/2023)(C)	12,545	12,545	12,561

		12,545	12,561
Automobile – 1.1%
Meridian Rack & Pinion, Inc.(S) – Term Debt (L + 11.5%, 14.0% Cash, Due 6/2019)(C)(H)	4,140	4,140	2,484

Beverage, Food, and Tobacco – 2.4%
Triple H Food Processors, LLC – Line of Credit, $750 available (L + 6.8%, 9.2% Cash, Due 8/2020)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.7% Cash, Due 8/2020)(C)	5,600	5,600	5,663

		5,600	5,663
Buildings and Real Estate – 0.9%
GFRC 360, LLC – Line of Credit, $50 available (L + 8.0%, 10.5% Cash, Due 9/2020)(C)	1,150	1,150	1,139
GFRC 360, LLC – Term Debt (L + 8.0%, 10.5% Cash, Due 9/2020)(C)	1,000	1,000	990

		2,150	2,129
Diversified/Conglomerate Service – 32.4%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 7.8%, 10.2% Cash, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Delayed Draw Term Loan, $5,000 available (L + 7.8%, 10.2% Cash, Due 12/2023)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 7.8%, 10.2% Cash, Due 12/2023)(C)	6,500	6,500	6,467
IA Tech, LLC – Term Debt (L + 11.0%, 13.5% Cash, Due 6/2023)(C)	30,000	30,000	30,450
R2i Holdings, LLC – Line of Credit, $2,000 available (L + 8.0%, 10.5% Cash, Due 12/2021)(C)	—	—	—
R2i Holdings, LLC – Term Debt (L + 8.0%, 10.5% Cash, Due 12/2023)(C)	19,875	19,875	19,751
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.6% Cash, Due 12/2021)(C)(U)	7,805	7,805	7,766
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 11.2% Cash, Due 6/2021)(C)	1,450	1,447	1,407
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 6/2021)(C)(F)	1,600	1,597	1,560
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 11.2% Cash, Due 6/2021)(C)	9,000	8,982	8,730

		76,206	76,131
Healthcare, Education, and Childcare – 9.3%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 9.5%, 12.0% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 9.5%, 12.0% Cash, Due 8/2022)(C)	9,840	9,840	9,828
EL Academies, Inc. – Term Debt (L + 9.5%, 12.0% Cash, Due 8/2022)(C)	12,000	12,000	11,985

		21,840	21,813
Machinery – 2.3%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 10.5% Cash, Due 11/2020)(C)	125	125	101
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 12.0% Cash, 3.0% PIK, Due 11/2022)(C)	5,900	5,900	4,779
Precision International, LLC – Line of Credit, $500 available (10.0% Cash, Due 9/2021)(C)(F)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	436	436	435

		6,461	5,315
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.5% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 19.5%
B+T Group Acquisition, Inc.(S) – Line of Credit, $75 available (L + 11.0%, 13.5% Cash, Due 12/2021)(C)(I)	525	525	525
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.5% Cash, Due 12/2021)(C)	6,000	6,000	5,970
NetFortris Corp. – Term Debt (L + 9.0%, 11.5% Cash, Due 2/2021)(C)	23,302	23,258	22,836
XMedius America, Inc. – Term Debt (L + 9.3%, 11.7% Cash, Due 10/2022)(C)	9,549	9,549	9,453
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.7% Cash, Due 10/2022)(C)	7,088	7,088	7,088

		46,420	45,872

Total Secured First Lien Debt		$175,469	$171,968

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 49.2%
Automobile – 2.1%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,983	$5,037

Beverage, Food, and Tobacco – 4.5%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 10.2% Cash, Due 10/2026)(D)	3,683	3,708	3,692
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 13.0% Cash, Due 12/2023)(C)	6,750	6,727	6,784

		10,435	10,476
Cargo Transportation – 5.5%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	12,984

Chemicals, Plastics, and Rubber – 0.5%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.5% Cash, Due 10/2021)(C)	1,099	1,099	1,091

Diversified/Conglomerate Manufacturing – 2.4%
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.5% Cash, Due 4/2021)(C)	5,235	5,235	5,156
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.5% Cash, Due 4/2021)(C)	75	75	74
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.5% Cash, Due 4/2021)(C)	390	390	384

		5,700	5,614
Diversified/Conglomerate Service – 11.9%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 11.3% Cash, Due 4/2026)(D)(U)	3,000	2,945	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.5% Cash, Due 10/2025)(D)	2,400	2,378	2,352
DiscoverOrg, LLC – Term Debt (L + 8.5%, 11.0% Cash, Due 2/2027)(D)(I)	3,304	3,273	3,254
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,017
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.8% Cash, Due 5/2025)(D)(U)	4,000	3,933	3,880
LDiscovery, LLC – Term Debt (L + 10.0%, 12.5% Cash, Due 12/2023)(D)	5,000	4,847	4,300

		28,476	27,833
Grocery – 0.8%
GOBP Holdings, Inc. – Term Debt (L + 7.3%, 9.8% Cash, Due 10/2026)(D)(U)	2,000	1,981	1,980

Healthcare, Education, and Childcare – 1.3%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.7% Cash, Due 6/2025)(D)	3,000	2,962	2,940
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 12.5% Cash, Due 7/2020)(E)(H)(Q)	4,409	4,409	—

		7,371	2,940
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.2%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,950

Hotels, Motels, Inns, and Gaming – 2.8%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.5% Cash, 3.0% PIK, Due 6/2023)(C)	7,477	7,477	6,610

Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 10.7% Cash, Due 11/2026)(D)	1,000	1,000	975

Oil and Gas – 12.8%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.7% Cash, Due 9/2022)(C)(I)	30,000	30,000	30,000

Total Secured Second Lien Debt		$121,522	$115,490

Unsecured Debt – 1.6%
Healthcare, education, and childcare – 1.6%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,800	$3,800	$3,771

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 6.0%
Automobile – 0.0%
Meridian Rack & Pinion, Inc. (S) – Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate – 0.4%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	905
Diversified/Conglomerate Manufacturing – 1.4%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	3,264
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 3.7%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	6,350
Imperative Holdings Corporation – Preferred Equity Units(E)(G)(Z)	13,740	633	2,314

		6,983	8,664
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	5,656,380	565	1,250

		2,364	1,250

Total Preferred Equity		$14,513	$14,083

Common Equity – 10.0%
Aerospace and Defense – 2.0%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$4,124
FedCap Partners, LLC – Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	1,449	616

		5,732	4,740
Automobile – 0.6%
Sea Link International IRB, Inc. – Common Equity Units(E)(G)	588,039	588	1,304
Beverage, Food, and Tobacco – 0.6%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	771
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	755

		700	1,526
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 1.2%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	1,769
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	990

		1,244	2,759
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,017	438
Diversified/Conglomerate Manufacturing – 0.3%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	665
Healthcare, Education, and Childcare – 1.7%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc. – Common Stock(E)(G)	767	767	767
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	3,330

		5,555	4,097
Machinery – 0.3%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	812

		1,500	812
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	174

		499	174

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	27,188	131	402
Telecommunications – 0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—
Textiles and Leather – 2.8%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	3,874	6,630

Total Common Equity		$22,859	$23,547

Total Non-Control/Non-Affiliate Investments		$338,163	$328,859

AFFILIATE INVESTMENTS(N) – 15.8%
Secured First Lien Debt – 3.4%
Diversified/Conglomerate Manufacturing – 3.4%
Edge Adhesives Holdings, Inc.(S) – Term Debt (L + 10.5%, 13.0% Cash, Due 2/2022)(C)	$6,200	$6,200	$5,968
Edge Adhesives Holdings, Inc.(S) – Term Debt (L + 11.8%, 14.2% Cash, Due 2/2022)(C)	2,000	2,000	1,935

		8,200	7,903

Total Secured First Lien Debt		$8,200	$7,903

Secured Second Lien Debt – 10.7%
Diversified Natural Resources, Precious Metals and Minerals – 9.1%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$6,015
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	8,020
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,308
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	4,010

		21,300	21,353
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 13.0% Cash, Due 7/2022)(C)	3,750	3,750	3,783

Total Secured Second Lien Debt		$25,050	$25,136

Preferred Equity – 0.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	898
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	610

Total Preferred Equity		$3,816	$1,508

Common Equity – 1.1%
Diversified Natural Resources, Precious Metals and Minerals – 1.1%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$2,585
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	53

Total Common Equity		$1,855	$2,638

Total Affiliate Investments		$38,921	$37,185

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 9.2%
Secured First Lien Debt – 4.0%
Diversified/Conglomerate Manufacturing – 2.3%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$5,310
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	9,657	9,657	—

		15,657	5,310

Machinery – 1.1%
PIC 360, LLC – Term Debt (14.0% Cash, Due 9/2019)(E)(F)	2,600	2,600	2,600

Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,458	1,500

Total Secured First Lien Debt		$19,715	$9,410

Secured Second Lien Debt – 3.4%
Automobile– 3.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 12.0% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity – 1.8%
Automobile– 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,322

Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—

Machinery – 1.0%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,375

Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	504

Total Common Equity		$2,002	$4,201

Total Control Investments		$29,877	$21,676

TOTAL INVESTMENTS – 165.0%		$406,961	$387,720

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $338.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5 – Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2019, our investments in FedCap Partners, LLC, Leeds Novamark Capital I, L.P., Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.9% of total investments, at fair value, as of March 31, 2019.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.49% as of March 31, 2019. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.).
(D)	Fair value was based on the indicative bid price on or near March 31, 2019, offered by the respective syndication agent’s trading desk.
(E)

Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.

(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Debt security is on non-accrual status.
(I)	New investment during the quarter ended March 31, 2019.
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

(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	In February 2019, New Trident Holdcorp, Inc. filed for Chapter 11 bankruptcy protection.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.60% as of March 31, 2019.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate, which was 5.50% as of March 31, 2019.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3 – Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2019.
(Z)	Investment formerly known as Chemical and Injection Holdings Company, LLC.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 137.3%
Secured First Lien Debt – 75.3%
Automobile – 1.3%
Meridian Rack & Pinion, Inc.(S) – Term Debt (L + 11.5%, 13.8% Cash, Due 6/2019) (C)	$4,140	$4,140	$3,105
Beverage, Food, and Tobacco – 2.6%
Triple H Food Processors, LLC – Line of Credit, $750 available (L + 6.8%, 9.0% Cash, Due 8/2020)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.5% Cash, Due 8/2020)(C)	6,000	6,000	6,135

		6,000	6,135
Buildings and Real Estate – 0.9%
GFRC Holdings, LLC – Line of Credit, $0 available (L + 8.0%, 10.3% Cash, Due 9/2018)(E)	1,150	1,150	1,150
GFRC Holdings, LLC – Term Debt (L + 8.0%, 10.3% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,150	2,150
Diversified/Conglomerate Service – 21.3%
IA Tech, LLC – Term Debt (L + 11.0%, 13.3% Cash, Due 6/2023)(C)	30,000	30,000	30,900
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.4% Cash, Due 12/2021)(C)(U)	8,415	8,415	8,646
Vision Government Solutions, Inc. – Line of Credit, $0 available (L + 8.8%, 11.0% Cash, Due 6/2021)(C)	1,450	1,446	1,305
Vision Government Solutions, Inc. – Delayed Draw Term Loan, $900 available (10.0% Cash, Due 6/2021)(C)(F)	1,600	1,596	1,448
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 11.0% Cash, Due 6/2021)(C)	9,000	8,978	8,100

		50,435	50,399
Healthcare, Education, and Childcare – 9.7%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 9.5%, 11.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $1,010 available (L + 9.5%, 11.8% Cash, Due 8/2022)(C)	8,990	8,990	9,069
EL Academies, Inc. – Term Debt (L + 9.5%, 11.8% Cash, Due 8/2022)(C)	12,000	12,000	12,105
TWS Acquisition Corporation – Term Debt (L + 8.0%, 10.3% Cash, Due 7/2020)(Q)(AA)	2,000	2,000	2,000

		22,990	23,174
Machinery – 2.7%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 10.3% Cash, Due 11/2020)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,960	5,960	5,454
Precision International, LLC – Term Debt (10.0%, Due 9/2021)(C)(F)	836	836	836

		6,796	6,290
Oil and Gas – 17.0%
Impact! Chemical Technologies, Inc. – Line of Credit, $0 available (L + 8.8%, 11.0% Cash, Due 12/2020)(C)	2,500	2,500	2,497
Impact! Chemical Technologies, Inc. – Term Debt (L + 8.8%, 11.0% Cash, Due 12/2020)(C)	20,000	20,000	19,975
WadeCo Specialties, Inc. – Line of Credit, $1,100 available (L + 7.0%, 9.3% Cash, Due 3/2019)(C)	900	900	909
WadeCo Specialties, Inc. – Term Debt (L + 7.0%, 9.3% Cash, Due 3/2019)(C)	9,691	9,691	9,788
WadeCo Specialties, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	7,035

		40,091	40,204
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.3% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 19.8%
Applied Voice & Speech Technologies, Inc. – Term Debt (L + 9.3%, 11.5% Cash, Due 10/2022)(C)	10,100	10,100	9,948
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.3% Cash, Due 12/2019)(C)	6,000	6,000	6,000
NetFortris Corp. – Term Debt (L + 8.4%, 10.7% Cash, Due 2/2021)(C)	23,700	23,700	23,522
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.5% Cash, Due 10/2022)(C)	7,493	7,493	7,521

		47,293	46,991

Total Secured First Lien Debt		$180,002	$178,448

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 53.5%
Automobile – 2.1%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,980	$5,094
Beverage, Food, and Tobacco – 2.9%
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.8% Cash, Due 12/2023)(C)	6,750	6,726	6,767
Cargo Transportation – 5.5%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,097
Chemicals, Plastics, and Rubber – 0.5%
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.3% Cash, Due 10/2021)(C)	1,099	1,099	1,096
Diversified/Conglomerate Manufacturing – 8.7%
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	5,235	5,235	4,934
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	75	75	71
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	390	390	368
United Flexible, Inc. – Term Debt (L + 9.3%, 11.5% Cash, Due 2/2022)(C)	15,300	15,232	15,300

		20,932	20,673
Diversified/Conglomerate Service – 12.1%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 11.1% Cash, Due 4/2026)(D)(U)	3,000	2,942	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.3% Cash, Due 10/2025)(D)	3,000	2,977	2,989
Gray Matter Systems, LLC – Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,045
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.6% Cash, Due 5/2025)(D)(U)	4,000	3,929	4,015
LDiscovery, LLC – Term Debt (L + 10.0%, 12.3% Cash, Due 12/2023)(D)	5,000	4,836	4,400
Red Ventures, LLC – Term Debt (L + 8.0%, 10.3% Cash, Due 11/2025)(D)(AA)	3,125	3,069	3,188

		28,853	28,667
Healthcare, Education, and Childcare – 10.0%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.5% Cash, Due 6/2025)(D)	3,000	2,960	3,000
Merlin International, Inc. – Term Debt (L + 10.0%, 12.3% Cash, Due 10/2022)(C)	20,000	20,000	20,600
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 5.5% Cash, 6.8% PIK, Due 7/2020)(E)	4,382	4,382	—

		27,342	23,600
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.3%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,125
Hotels, Motels, Inns, and Gaming – 2.6%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.3% Cash, 3.0% PIK, Due 6/2023)(C)	7,366	7,366	6,337
Oil and Gas – 3.2%
Francis Drilling Fluids, Ltd. – Term Debt (L + 10.4%, 12.6% Cash, Due 4/2020)(E)(H)(I)	18,510	18,427	5,281
Francis Drilling Fluids, Ltd. – Term Debt (L + 9.3%, 11.5% Cash, Due 4/2020)(E)(H)(I)	8,473	8,434	2,417

		26,861	7,698
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.6%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.8% Cash, Due 7/2022)(C)	3,750	3,750	3,802

Total Secured Second Lien Debt		$150,909	$126,956

Unsecured Debt – 1.5%
Healthcare, education, and childcare – 1.5%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,613	$3,613	$3,603
Preferred Equity – 1.9%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(S) – Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate – 0.1%
GFRC Holdings, LLC – Preferred Stock(E)(G)	1,000	1,025	305

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Telecommunications – 0.0%
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$15,176	$12,074

Total Non-Control/Non-Affiliate Investments		$359,304	$325,567

AFFILIATE INVESTMENTS(N) – 20.6%
Secured First Lien Debt – 7.1%
Diversified/Conglomerate Manufacturing – 7.1%
Edge Adhesives Holdings, Inc.(S) – Term Debt (L + 10.5%, 12.8% Cash, Due 2/2019)(C)	$6,200	$6,200	$6,061
Edge Adhesives Holdings, Inc.(S) – Term Debt (L + 11.8%, 14.0% Cash, Due 2/2019)(C)	1,600	1,600	1,572
LWO Acquisitions Company LLC – Line of Credit, $0 available (L + 5.5%, 7.8% Cash, 2.0% PIK, Due 12/2019)(C)	3,205	3,205	3,105
LWO Acquisitions Company LLC – Term Debt (L + 8.5%, 10.8% Cash, 2.0% PIK, Due 12/2019)(C)	11,166	11,166	6,089

		22,171	16,827

Total Secured First Lien Debt		$22,171	$16,827

Secured Second Lien Debt – 9.0%
Diversified Natural Resources, Precious Metals and Minerals – 9.0%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$6,014
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	8,020
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,308
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	4,010

		21,300	21,352

Total Secured Second Lien Debt		$21,300	$21,352

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(C)(P)	$95	$95	$52
Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 1.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$2,381
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	882

Total Preferred Equity		$3,316	$3,263

Common Equity – 3.1%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Common Stock(E)(G)	152,603	1,855	806
Textiles and Leather – 2.8%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	5,009	6,556

Total Common Equity		$7,785	$7,362

Total Affiliate Investments		$54,667	$48,856

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

MARCH 31, 2019

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2019 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2019 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 14, 2018.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities, or total net assets, or Consolidated Statements of Cash Flows classifications.

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

ICE, Data Pricing & Reference Data, LLC (“ICE”) (formerly Standard and Poor’s Securities Evaluations, Inc.), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances before determining fair value.

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

•

Yield Analysis – The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

•

Market Quotes – For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

•

Investments in Funds – For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our invested capital at the Net Asset Value (“NAV”) provided by the fund. Any invested capital that is not yet reflected in the NAV provided by the fund is valued at par value. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.

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

Refer to Note 3 – Investments for additional information regarding fair value measurements and our application of ASC 820.

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At March 31, 2019, loans to Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.4% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $2.5 million, or 0.7% of the fair value of all debt investments in our portfolio. At September 30, 2018, loans to Francis Drilling Fluids, Inc. (“FDF”) were on non-accrual status with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.7 million, or 2.1% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2019 and September 30, 2018, we had seven and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $11 thousand and $0.1 million for the three and six months ended March 31, 2019, respectively, and $11 thousand and $0.1 million during the three and six months ended March 31, 2018, respectively. The unamortized balance of OID investments as of each of March 31, 2019 and September 30, 2018 totaled $0.4 million. As of March 31, 2019 and September 30, 2018, we had four and five investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.3 million and $0.7 million during the three and six months ended March 31, 2019, respectively, as compared to $1.2 million and $2.3 million during the three and six months ended March 31, 2018, respectively. We collected $0 in PIK interest in cash during the three and six months ended March 31, 2019, as compared to $0.8 million during the three and six months ended March 31, 2018.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our notes payable are presented as discounts to the principal amount of the notes payable and are amortized using the straight-line method, which approximates the effective interest method, over the term of the notes. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the respective series of preferred stock. Refer to Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

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

We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. Refer to Note 4 – Related Party Transactions for additional information regarding these related party fees and agreements.

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

As of March 31, 2019 and September 30, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs and our investments in FedCap Partners, LLC (“FedCap”) and Leeds Novamark Capital I, L.P. (“Leeds”), which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 as our units in Funko can be converted into common shares of Funko, Inc. upon meeting certain requirements. During the six months ended March 31, 2019, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of March 31, 2019 and September 30, 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2019:
Secured first lien debt	$189,281		$—	$—		$189,281
Secured second lien debt	148,691		—	—		148,691
Unsecured debt	3,771		—	—		3,771
Preferred equity	15,591		—	—		15,591
Common equity/equivalents	26,440	(A)	—	402	(B)	26,038

Total Investments at March 31, 2019	$383,774		$—	$402		$383,372

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Secured first lien debt	$199,625		$—	$—		$199,625
Secured second lien debt	156,373		—	—		156,373
Unsecured debt	3,655		—	—		3,655
Preferred equity	7,749		—	—		7,749
Common equity/equivalents	19,333	(A)	—	672	(B)	18,661

Total Investments at September 30, 2018	$386,735		$—	$672		$386,063

(A)

Excludes our investments in FedCap and Leeds with fair values of $0.6 million and $3.3 million, respectively, as of March 31, 2019 and fair values of $0.6 million and $2.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient.

(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of March 31, 2019 and September 30, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2019		September 30, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$171,968		$178,448
Secured second lien debt	115,490		126,956
Unsecured debt	3,771		3,603
Preferred equity	14,083		4,486
Common equity/equivalents	19,199	(A)	8,091	(B)

Total Non-Control/Non-Affiliate Investments	$324,511		$321,584

Affiliate Investments
Secured first lien debt	$7,903		$16,827
Secured second lien debt	25,136		21,352
Unsecured debt	—		52
Preferred equity	1,508		3,263
Common equity/equivalents	2,638		7,362

Total Affiliate Investments	$37,185		$48,856

Control Investments
Secured first lien debt	$9,410		$4,350
Secured second lien debt	8,065		8,065
Common equity/equivalents	4,201		3,208

Total Control Investments	$21,676		$15,623

Total Investments at Fair Value Using Level 3 Inputs	$383,372		$386,063

(A)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $3.3 million, and $0.4 million, respectively, as of March 31, 2019. FedCap and Leeds were valued using net asset value as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2019 and September 30, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	March 31, 2019	September 30, 2018	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2019	September 30, 2018
Secured first lien debt(A)	$179,871	$193,125	Yield Analysis	Discount Rate	9.7% – 23.1% /13.6%	6.9% – 24.3% /12.7%

	9,410	6,500	TEV	EBITDA multiple	3.4x – 5.9x /5.6x	3.3x – 3.3x /3.3x

				EBITDA	$897 – $1,709 /$1,013	$1,507 – $1,507 /$1,507

				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.5x / 0.4x

				Revenue	$7,428 – $7,428 /$7,428	$4,909 – $7,400 /$5,933

Secured second lien debt	114,223	119,988	Yield Analysis	Discount Rate	7.3% – 19.4% /12.6%	10.7% – 23.2% /12.6%

	26,403	20,622	Market Quote	IBP	86.0% – 101.0% /96.4%	88.0% – 102.0% /97.6%

	8,065	15,763	TEV	EBITDA multiple	5.6x – 6.7x /6.0x	5.5x – 6.6x /5.8x

				EBITDA	$2,542 – $37,311 /$14,832	$2,500 – $55,375 /$13,341

Unsecured debt	3,771	3,655	Yield Analysis	Discount Rate	10.7% – 10.7% / 10.7%	10.2% – 20.3% / 10.4%

Preferred and common equity / equivalents(B)	41,629	26,410	TEV	EBITDA multiple	3.4x – 10.3x / 6.6x	3.3x – 11.9x / 6.6x

				EBITDA	$715 – $44,331 /$12,638	$459 – $39,352 /$14,216

				Revenue multiple	0.3x – 1.5x / 0.7x	0.3x – 1.5x / 0.7x

				Revenue	$802 –$555,998 /$307,251	$473 –$543,360 /$313,688

Total Level 3 Investments, at Fair Value	$383,372	$386,063

(A)	Fair value as of September 30, 2018 includes one proprietary debt investment totaling $2.0 million, which was valued using the expected payoff amount as the unobservable input.
(B)

Fair value as of March 31, 2019 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $3.3 million, and $0.4 million, respectively, as of March 31, 2019. Fair value as of September 30, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of both March 31, 2019 and September 30, 2018.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2019 and 2018 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2018	$232,651	$149,783	$3,649	$14,606	$26,601	$427,290
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	(7)	2,093	2,086
Net unrealized appreciation (depreciation)(B)	(3,212)	868	27	1,276	3,169	2,128
Reversal of prior period net (appreciation) depreciation on realization(B)	742	(65)	—	(188)	(2,134)	(1,645)
New investments, repayments and settlements: (C)
Issuances/originations	1,157	3,359	95	—	118	4,729
Settlements/repayments	(12,057)	(35,254)	—	—	(1,135)	(48,446)
Net proceeds from sales	—	—	—	(532)	(2,238)	(2,770)
Transfers	(30,000)	30,000	—	436	(436)	—

Fair Value as of March 31, 2019	$189,281	$148,691	$3,771	$15,591	$26,038	$383,372

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized gain (loss)(A)	—	(25,634)	—	(1,226)	2,083	(24,777)
Net unrealized appreciation (depreciation)(B)	(7,946)	(1,024)	(71)	1,471	6,733	(837)
Reversal of prior period net (appreciation) depreciation on realization(B)	742	18,980	—	1,027	(2,133)	18,616
New investments, repayments and settlements: (C)
Issuances/originations	44,153	10,125	187	5,312	4,494	64,271
Settlements/repayments	(17,293)	(38,779)	—	—	(1,135)	(57,207)
Net proceeds from sales	—	—	—	(528)	(2,229)	(2,757)
Transfers	(30,000)	28,650	—	1,786	(436)	—

Fair Value as of March 31, 2019	$189,281	$148,691	$3,771	$15,591	$26,038	$383,372

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2017	$196,195	$171,690	$3,444	$5,661	$12,434	$389,424
Total gains (losses):
Net realized gain (loss)(A)	(3)	37	—	(5)	(3)	26
Net unrealized appreciation (depreciation)(B)	(1,005)	2,408	11	514	992	2,920
Reversal of prior period net (appreciation) depreciation on realization(B)	—	(18)	—	—	—	(18)
New investments, repayments and settlements: (C)
Issuances/originations	11,895	8,794	85	—	21	20,795
Settlements/repayments	(4,694)	(9,426)	—	—	—	(14,120)
Net proceeds from sales	3	(38)	—	5	3	(27)
Transfers	(6,598)	6,598	—	—	—	—

Fair Value as of March 31, 2018	$195,793	$180,045	$3,540	$6,175	$13,447	$399,000

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six Months Ended March 31, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized gain (loss)(A)	(3)	37	—	597	(31)	600
Net unrealized appreciation (depreciation)(B)	110	2,853	8	1,072	980	5,023
Reversal of prior period net (appreciation) depreciation on realization(B)	—	(105)	—	(725)	—	(830)
New investments, repayments and settlements: (C)
Issuances/originations	49,321	27,159	208	125	1,521	78,334
Settlements/repayments	(17,371)	(15,273)	—	—	—	(32,644)
Net proceeds from sales	3	(38)	—	(1,296)	30	(1,301)
Transfers	(10,163)	10,163	—	(159)	—	(159)

Fair Value as of March 31, 2018	$195,793	$180,045	$3,540	$6,175	$13,447	$399,000

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of March 31, 2019 and September 30, 2018, we held 37 and 39 proprietary investments with an aggregate fair value of $349.2 million and $357.6 million, or 90.1% and 91.7% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2019:

•	In October 2018, our investment in TWS Acquisition Corporation paid off at par for net proceeds of $2.0 million.

•	In November 2018, we invested $16.7 million in Antenna Research Associates, Inc. through a combination of secured first lien debt and equity.

•	In December 2018, we invested $20.0 million in R2i Holdings, LLC through secured first lien debt.

•	In December 2018, we invested $6.5 million in DKI Ventures, LLC through secured first lien debt.

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

•

In February 2019, our investment in United Flexible, Inc. paid off, which resulted in a realized gain of $2.1 million. In connection with the payoff, we received net cash proceeds of $18.1 million, including the repayment of our debt investment of $15.3 million at par.

•

In March 2019, two of our portfolio companies, Impact! Chemical Technologies, Inc. (“Impact”) and WadeCo Specialties, Inc. (“WadeCo”), merged to form Imperative Holdings Corporation (“Imperative”). In connection with the merger, we received a principal repayment of $10.9 million and our first lien loans to Impact and WadeCo were restructured into one $30.0 million second lien debt investment in Imperative.

Syndicated Investments

As of March 31, 2019 and September 30, 2018, we held 14 and 11 syndicated investments with an aggregate fair value of $38.5 million and $32.4 million, or 9.9% and 8.3% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the six months ended March 31, 2019:

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, our investment in Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $1.0 million in CPM Holdings, Inc. through secured second lien debt.

•	In February 2019, we invested $3.3 million in DiscoverOrg, LLC through secured second lien debt.

Investment Concentrations

As of March 31, 2019, our investment portfolio consisted of investments in 51 portfolio companies located in 24 states in 19 different industries, with an aggregate fair value of $387.7 million. The five largest investments at fair value totaled $134.3 million, or 34.6% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2018 totaling $122.8 million, or 31.5% of our total investment portfolio. As of March 31, 2019 and September 30, 2018, our average investment by obligor was $8.0 million and $8.5 million at cost, respectively.

The following table outlines our investments by security type as of March 31, 2019 and September 30, 2018:

	March 31, 2019				September 30, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$203,384	50.0%	$189,281	48.8%	$206,523	48.3%	$199,625	51.2%
Secured second lien debt	154,637	38.0	148,691	38.3	180,274	42.2	156,373	40.1
Unsecured debt	3,895	0.9	3,771	1.0	3,708	0.9	3,655	0.9

Total debt investments	361,916	88.9	341,743	88.1	390,505	91.4	359,653	92.2
Preferred equity	18,329	4.5	15,591	4.0	12,920	3.0	7,749	2.0
Common equity/equivalents	26,716	6.6	30,386	7.9	24,042	5.6	22,644	5.8

Total equity investments	45,045	11.1	45,977	11.9	36,962	8.6	30,393	7.8

Total Investments	$406,961	100.0%	$387,720	100.0%	$427,467	100.0%	$390,046	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$103,964	26.8%	$79,066	20.3%
Telecommunications	47,122	12.1	47,794	12.3
Oil and Gas	38,838	10.0	50,172	12.9
Healthcare, Education and Childcare	32,621	8.4	53,916	13.8
Diversified Natural Resources, Precious Metals and Minerals	24,836	6.4	23,040	5.9
Diversified/Conglomerate Manufacturing	22,756	5.8	43,421	11.1
Automobile	18,212	4.7	18,209	4.7
Beverage, Food and Tobacco	17,665	4.6	13,727	3.5
Aerospace and Defense	17,301	4.5	616	0.1
Cargo Transportation	15,743	4.1	15,164	3.9
Machinery	12,077	3.1	11,058	2.8
Home and Office Furnishings, Housewares and Durable Consumer Products	9,950	2.6	10,125	2.6
Textiles and Leather	6,630	1.7	6,556	1.7
Hotels, Motels, Inns, and Gaming	6,610	1.7	6,337	1.6
Personal and Non-Durable Consumer Products	4,848	1.3	4,892	1.3
Buildings and Real Estate	3,034	0.8	2,455	0.6
Other, < 2.0%	5,513	1.4	3,498	0.9

Total Investments	$387,720	100.0%	$390,046	100.0%

Our investments at fair value were included in the following U.S. geographic regions and other countries as of March 31, 2019 and September 30, 2018:

	March 31, 2019		September 30, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$166,063	42.8%	$168,917	43.3%
West	121,573	31.4	114,286	29.3
Midwest	55,606	14.3	61,733	15.8
Northeast	37,390	9.7	37,589	9.7
Canada	7,088	1.8	7,521	1.9

Total Investments	$387,720	100.0%	$390,046	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2019:

		Amount
For the remaining six months ending September 30:	2019	$8,865
For the fiscal years ending September 30:	2020	38,457
	2021	67,196
	2022	73,035
	2023	98,263
	Thereafter	76,610

	Total contractual repayments	$362,426
	Adjustments to cost basis of debt investments	(510)
	Investments in equity securities	45,045

	Investments held as of March 31, 2019 at Cost:	$406,961

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2019 and September 30, 2018, we had gross receivables from portfolio companies of $0.5 million and $0.3 million, respectively. The allowance for uncollectible receivables was $20 thousand and $32 thousand as of March 31, 2019 and September 30, 2018, respectively.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Average total assets subject to base management fee(A)	$416,914	$407,771	$417,371	$395,428
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.875%	0.875%

Base management fee(B)	$1,824	$1,784	$3,652	$3,460
Portfolio company fee credit	(141)	(167)	(685)	(831)
Syndicated loan fee credit	(92)	(92)	(175)	(184)

Net Base Management Fee	$1,591	$1,525	$2,792	$2,445

Loan servicing fee(B)	1,233	1,274	2,495	2,460
Credit to base management fee – loan servicing fee(B)	(1,233)	(1,274)	(2,495)	(2,460)

Net Loan Servicing Fee	$—	$—	$—	$—

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Incentive fee(B)	1,383	1,210	2,743	2,583
Incentive fee credit	(487)	(771)	(1,034)	(856)

Net Incentive Fee	$896	$439	$1,709	$1,727

Portfolio company fee credit	(141)	(167)	(685)	(831)
Syndicated loan fee credit	(92)	(92)	(175)	(184)
Incentive fee credit	(487)	(771)	(1,034)	(856)

Credits to Fees From Adviser – other(B)	$(720)	$(1,030)	$(1,894)	$(1,871)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $11 thousand and $21 thousand for the three and six months ended March 31, 2019 and $10 thousand and $19 thousand for the three and six months ended March 31, 2018, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2019 and 2018.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2019, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2019.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and six months ended March 31, 2019 and 2018.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.1 million and $0.6 million during the three and six months ended March 31, 2019, respectively, and $0.2 million and $0.6 million during the three and six months ended March 31, 2018, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2019	September 30, 2018
Base management fee due to Adviser	$358	$378
Loan servicing fee due to Adviser	243	281
Incentive fee due to Adviser	896	425

Total fees due to Adviser	1,497	1,084

Fee due to Administrator	326	317

Total Related Party Fees Due	$1,823	$1,401

In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2019 and September 30, 2018, totaled $28 thousand and $19 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $12 thousand and $0 as of March 31, 2019 and September 30, 2018, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019 and September 30, 2018.

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

The following tables summarize noteworthy information related to our Credit Facility (at cost):

	March 31, 2019	September 30, 2018
Commitment amount	$190,000	$190,000
Borrowings outstanding, at cost	52,300	110,000
Availability(A)	109,197	68,116

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2019	2018	2019	2018
Weighted average borrowings outstanding, at cost	$73,493	$128,324	$81,287	$113,111
Weighted average interest rate(B)	6.6%	4.9%	6.3%	5.0%
Commitment (unused) fees incurred	$233	$59	$415	$151

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once a month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2019 and September 30, 2018.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $263.7 million as of March 31, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $339.6 million, asset coverage on our “senior securities representing indebtedness” of 355.0%, calculated in compliance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of March 31, 2019. As of March 31, 2019, we were in compliance with all of our Credit Facility covenants.

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 1.00% unused commitment fee. As of September 30, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of March 31, 2019 and September 30, 2018, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2019 and September 30, 2018, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2019 and 2018:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2019	September 30, 2018
Credit Facility	$52,300	$110,000

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2019	2018
Fair value as of December 31, 2018 and 2017, respectively	$102,200	$130,833
Borrowings	6,000	26,300
Repayments	(55,900)	(29,000)
Net unrealized appreciation(A)	—	(333)

Fair Value as of March 31, 2019 and 2018, respectively	$52,300	$127,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Six Months Ended March 31,
	2019	2018
Fair value as of September 30, 2018 and 2017, respectively	$110,000	$93,115
Borrowings	65,000	87,400
Repayments	(122,700)	(52,600)
Net unrealized appreciation(A)	—	(115)

Fair Value as of March 31, 2019 and 2018, respectively	$52,300	$127,800

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2019 and 2018.

The fair value of the collateral under our Credit Facility totaled approximately $338.3 million and $332.3 million as of March 31, 2019 and September 30, 2018, respectively.

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

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing February 1, 2019 (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019.

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

The fair value, based on the last quoted closing price, of the 2023 Notes as of March 31, 2019 was $58.9 million. We consider the trading price of the 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of March 31, 2019 was 241.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2019, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the six months ended March 31, 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share of Series 2024 Term Preferred Stock
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.125
	October 9, 2018	November 20, 2018	November 30, 2018	0.125
	October 9, 2018	December 20, 2018	December 31, 2018	0.125
	January 8, 2019	January 18, 2019	January 31, 2019	0.125
	January 8, 2019	February 20, 2019	February 28, 2019	0.125
	January 8, 2019	March 20, 2019	March 29, 2019	0.125

		Six Months Ended March 31, 2019:		$0.75

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the six months ended March 31, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share of Series 2024 Term Preferred Stock(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125
	January 9, 2018	January 22, 2018	January 31, 2018	0.125
	January 9, 2018	February 16, 2018	February 28, 2018	0.125
	January 9, 2018	March 20, 2018	March 30, 2018	0.125

		Six Months Ended March 31, 2018:		$0.766667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2019 and September 30, 2018. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our Consolidated Statements of Operations as of the ex-dividend date.

The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of March 31, 2019 and September 30, 2018 was $52.5 million and $52.7 million, respectively. We consider the trading price of our mandatorily redeemable preferred stock to be a Level 1 input within the fair value hierarchy.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2019, we had the ability to issue up to $295.7 million in securities under the registration statement.

Common Stock Offerings

In February 2015, we entered into an equity distribution agreement with Cantor Fitzgerald & Co. (the “Cantor Sales Agreement”) under which we had the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended December 31, 2018, we sold 2,765 shares of our common stock under the Cantor Sales Agreement, at a weighted-average price of $9.60 per share and raised approximately $28 thousand of gross and net proceeds.

In February 2019, we terminated the Cantor Sales Agreement and entered into a new equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the three months ended March 31, 2019, we sold 460,658 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.24 per share and raised $4.3 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.2 million. As of March 31, 2019, we had a remaining capacity to sell up to $45.7 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$9,330	$9,304	$5,622	$16,464
Denominator for basic and diluted weighted average common shares	28,634,013	26,709,476	28,568,653	26,615,106

Basic and diluted net increase in net assets resulting from operations per common share	$0.33	$0.35	$0.20	$0.62

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

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07
	January 8, 2019	January 18, 2019	January 31, 2019	0.07
	January 8, 2019	February 20, 2019	February 28, 2019	0.07
	January 8, 2019	March 20, 2019	March 29, 2019	0.07

		Six Months Ended March 31, 2019:		$0.42

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07
	January 9, 2018	January 22, 2018	January 31, 2018	0.07
	January 9, 2018	February 16, 2018	February 28, 2018	0.07
	January 9, 2018	March 20, 2018	March 30, 2018	0.07

		Six Months Ended March 31, 2018:		$0.42

Aggregate distributions declared and paid to our common stockholders were approximately $12.0 million and $11.2 million for the six months ended March 31, 2019 and 2018, respectively, and were declared based on estimates of investment company taxable income for the respective fiscal years. For the fiscal year ended September 30, 2018, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2019 as having been paid in the respective prior year.

For the six months ended March 31, 2019 and the fiscal year ended September 30, 2018, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets and cash flows were not affected by these adjustments.

	Six Months Ended March 31, 2019	Year Ended September 30, 2018
Undistributed net investment income	$394	$(366)
Accumulated net realized losses	(251)	27,131
Capital in excess of par value	(143)	(26,765)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2019 and September 30, 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of March 31, 2019 and September 30, 2018.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2019 and September 30, 2018 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2019 and September 30, 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2019	September 30, 2018
Unused line of credit commitments	$11,750	$5,350
Delayed draw term loans	7,900	3,910
Uncalled capital commitment	843	843

Total	$20,493	$10,103

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Per Common Share Data:
Net asset value at beginning of period(A)	$7.98	$8.48	$8.32	$8.40

Income from operations(B)
Net investment income	0.21	0.21	0.42	0.42
Net realized and unrealized gain (loss) on investments	0.12	0.13	(0.22)	0.20
Net realized and unrealized gain on other	—	0.01	—	—

Total from operations	0.33	0.35	0.20	0.62

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.21)	(0.21)	(0.42)	(0.42)

Total distributions	(0.21)	(0.21)	(0.42)	(0.42)

Capital share transactions(B)
Offering costs for issuance of common stock	—	—	—	—
Anti-dilutive effect of common stock issuance(D)	0.01	—	0.01	0.02

Total capital share transactions	0.01	—	0.01	0.02

Net asset value at end of period(A)	$8.11	$8.62	$8.11	$8.62

Per common share market value at beginning of period	$7.30	$9.21	$9.50	$9.50
Per common share market value at end of period	9.01	8.60	9.01	8.60
Total return(E)	26.36%	(4.37)%	(0.53)%	(5.24)%
Common stock outstanding at end of period(A)	28,965,403	26,897,761	28,965,403	26,897,761
Statement of Assets and Liabilities Data:
Net assets at end of period	$234,923	$231,725	$234,923	$231,725
Average net assets(F)	231,969	228,264	233,015	226,733
Senior Securities Data:
Borrowings under Credit Facility, at cost	52,300	127,800	52,300	127,800
Mandatorily redeemable preferred stock, at liquidation preference	51,750	51,750	51,750	51,750
Long term debt	57,500	—	57,500	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	11.22%	9.59%	10.67%	9.49%
Ratio of net investment income to average net assets – annualized(I)	10.37%	9.83%	10.30%	9.87%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions are determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	The anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 12.06% and 11.56% for the three and six months ended March 31, 2019, respectively, and 10.96% and 10.25% for the three and six months ended March 31, 2018, respectively.

(I)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.60% and 9.42% for the three and six months ended March 31, 2019, respectively, and 8.49% and 9.12% for the three and six months ended March 31, 2018, respectively.

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

We had one unconsolidated subsidiary, LWO Acquisitions Company LLC, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the six month periods ended March 31, 2019 and 2018. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the six months ended March 31, 2019 and 2018 for our unconsolidated significant subsidiary.

	Six Months Ended March 31,
Income Statement	2019	2018
Net sales	$9,592	$11,148
Gross profit	962	1,591
Net loss	(2,503)	(1,091)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In April 2019, we invested $35.0 million in ENET Holdings, LLC through secured first lien debt.

In April 2019, we invested $5.0 million in Drive Chassis Holdco, LLC through secured second lien debt.

Distributions and Dividends

In April 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series 2024 Term Preferred Stock
April 22, 2019	April 30, 2019	$0.07	$0.125
May 22, 2019	May 31, 2019	0.07	0.125
June 19, 2019	June 28, 2019	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2018. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2019, our investment portfolio was made up of approximately 88.9% debt investments and 11.1% equity investments, at cost.

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

During the six months ended March 31, 2019, we invested $53.2 million in seven new portfolio companies and extended $10.0 million of investments to existing portfolio companies. In addition, during the six months ended March 31, 2019, we exited six portfolio companies through sales, early payoffs, or a merger. We received a total of $60.4 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the six months ended March 31, 2019. This activity resulted in a net increase in our overall portfolio by one portfolio company to 51 and a net decrease of $20.5 million in our portfolio at cost since September 30, 2018. From our initial public offering in August 2001 through March 31, 2019, we have made 517 different loans to, or investments in, 234 companies for a total of approximately $1.8 billion, before giving effect to principal repayments on investments and divestitures.

During the six months ended March 31, 2019, the following significant transactions occurred:

•	In October 2018, our investment in TWS Acquisition Corporation paid off at par for net proceeds of $2.0 million.

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $16.7 million in Antenna Research Associates, Inc. through a combination of secured first lien debt and equity.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, our investment in Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $20.0 million in R2i Holdings, LLC through secured first lien debt.

•	In December 2018, we invested $6.5 million in DKI Ventures, LLC through secured first lien debt.

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

•

In January 2019, our investment in Merlin International, Inc. (“Merlin”) paid off, which resulted in success fee income of $0.6 million and a prepayment fee of $0.3 million. In connection with the payoff, we received net cash proceeds of $20.9 million, including the repayment of our debt investment of $20.0 million at par.

•

In February 2019, our investment in United Flexible, Inc. paid off, which resulted in a realized gain of $2.1 million. In connection with the payoff, we received net cash proceeds of $18.1 million, including the repayment of our debt investment of $15.3 million at par.

•	In February 2019, we invested $3.3 million in DiscoverOrg, LLC through secured second lien debt.

•

In March 2019, two of our portfolio companies, Impact! Chemical Technologies, Inc. (“Impact”) and WadeCo Specialties, Inc. (“WadeCo”), merged to form Imperative Holdings Corporation (“Imperative”). In connection with the merger, we received a principal repayment of $10.9 million and our first lien loans to Impact and WadeCo were restructured into one $30.0 million second lien debt investment in Imperative.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. In September 2017, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million. In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”). Additionally, during the six months ended March 31, 2019, we sold 463,423 shares of our common stock under our at-the-market (“ATM”) programs at a weighted-average price of $9.25 per share and raised $4.3 million of gross proceeds. During the year ended September 30, 2018, we sold 2,341,296 shares of our common stock under our ATM program at a weighted-average price of $9.39 per share and raised $22.0 million of gross proceeds. Refer to “Liquidity and Capital Resources – Revolving Credit Facility” for further discussion of the Credit Facility, “Liquidity and Capital Resources – Notes Payable” for further discussion of our public debt, and “Liquidity and Capital Resources – Equity” for further discussion of our common stock and mandatorily redeemable preferred stock.

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

On March 31, 2019, the closing market price of our common stock was $9.01, an 11.1% premium to our March 31, 2019 NAV per share of $8.11.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 150% (200% prior to April 10, 2019) on our “senior securities representing indebtedness” and our “senior securities that are stock.”

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act)

thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150% effective as of April 10, 2019, one year after the date of the Board of Directors’ approval. Under the 200% asset coverage standard in effect prior to April 10, 2019, we were able to borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to certain provisions of our Credit Facility and our Series 2024 Term Preferred Stock.

As of March 31, 2019, our asset coverage on our “senior securities representing indebtedness” was 355.0% and our asset coverage on our “senior securities that are stock” was 241.8%.

Recent Developments

Portfolio and Investment Activity

In April 2019, we invested $35.0 million in ENET Holdings LLC through secured first lien debt.

In April 2019, we invested $5.0 million in Drive Chassis Holdco, LLC through secured second lien debt.

Distributions and Dividends

In April 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series 2024 Term Preferred Stock
April 22, 2019	April 30, 2019	$0.07	$0.125
May 22, 2019	May 31, 2019	0.07	0.125
June 19, 2019	June 28, 2019	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2019, to the Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,101	$11,000	$101	0.9%
Success fee, dividend, and other income	1,421	86	1,335	1,552.3

Total investment income	12,522	11,086	1,436	13.0

EXPENSES
Base management fee	1,824	1,784	40	2.2
Loan servicing fee	1,233	1,274	(41)	(3.2)
Incentive fee	1,383	1,210	173	14.3
Administration fee	326	312	14	4.5
Interest expense on borrowings and notes payable	2,085	1,569	516	32.9
Dividend expense on mandatorily redeemable preferred stock	776	776	—	—
Amortization of deferred financing fees	341	292	49	16.8
Other expenses	490	560	(70)	(12.5)

Expenses, before credits from Adviser	8,458	7,777	681	8.8
Credit to base management fee – loan servicing fee	(1,233)	(1,274)	41	(3.2)
Credits to fees from Adviser – other	(720)	(1,030)	310	(30.1)

Total expenses, net of credits	6,505	5,473	1,032	18.9

NET INVESTMENT INCOME	6,017	5,613	404	7.2

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain on investments and other	2,302	324	1,978	610.5
Net unrealized appreciation of investments	1,011	3,034	(2,023)	(66.7)
Net unrealized appreciation of other	—	333	(333)	(100.0)

Net gain (loss) from investments and other	3,313	3,691	(378)	(10.2)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$9,330	$9,304	$26	0.3%

Investment Income

Interest income increased by 0.9% for the three months ended March 31, 2019, as compared to the prior year. The increase was due primarily to an increase in the weighted average yield on our interest bearing portfolio, partially offset by a decrease in the weighted average principal balance of our interest-bearing investment portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.0% for the three months ended March 31, 2019, compared to 11.5% for the three months ended March 31, 2018, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended March 31, 2019, was $375.6 million, compared to $387.1 million for the three months ended March 31, 2018, a decrease of $11.5 million, or 3.0%.

As of March 31, 2019, two portfolio companies, Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.4% of the cost basis of all debt investments in our portfolio. As of March 31, 2018, two portfolio companies, Sunshine Media Holdings (“Sunshine”) and Alloy Die Casting Co (“ADC”) were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 6.7% of the cost basis of all debt investments in our portfolio.

Success fee, dividend, and other income increased meaningfully during the three months ended March 31, 2019, as compared to the prior year period primarily due to success fees and prepayment penalties received associated with the exit of Merlin as well as dividend income received from other portfolio companies.

As of March 31, 2019 and September 30, 2018, no single investment represented greater than 10% of the total investment portfolio at fair value. Investment income, generally consisting of interest, dividends, success fees, and prepayment fees can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the three months ended March 31, 2019 and 2018, no individual investment produced investment income that exceeded 10% of total investment income.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $1.0 million, or 18.9%, for the three months ended March 31, 2019 as compared to the prior year period. This increase was primarily due to a $0.5 million increase in interest expense on borrowings and notes payable and a $0.5 million increase in the net incentive fee.

Interest expense increased by 32.9% during the three months ended March 31, 2019, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018. We incurred $0.9 million in interest expense related to the 2023 Notes during the quarter ended March 31, 2019 versus no such amounts in the prior year period. The weighted average balance outstanding on our Credit Facility decreased during the three months ended March 31, 2019 compared to the prior year period with the issuance of the 2023 Notes. The weighted average balance outstanding on our Credit Facility during the three months ended March 31, 2019 was $73.5 million, as compared to $128.3 million in the prior year period, a decrease of 42.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 6.6% during the three months ended March 31, 2019, compared to 4.9% during the prior year period. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period and an increase in unused commitment fees paid in the current year period, offset by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The net base management fee earned by the Adviser increased by $0.1 million, or 4.3%, during the three months ended March 31, 2019, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The income-based incentive fee increased by $0.2 million, or 14.3%, for the three months ended March 31, 2019, as compared to the prior year period, due to higher pre-incentive fee net investment income and an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.5 million and $0.8 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended March 31, 2019 and 2018, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4 – Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
Average total assets subject to base management fee(A)	$416,914	$407,771
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,824	$1,784
Portfolio company fee credit	(141)	(167)
Senior syndicated loan fee credit	(92)	(92)

Net Base Management Fee	$1,591	$1,525

Loan servicing fee(B)	1,233	1,274
Credit to base management fee – loan servicing fee(B)	(1,233)	(1,274)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,383	1,210
Incentive fee credit	(487)	(771)

Net Incentive Fee	$896	$439

Portfolio company fee credit	(141)	(167)
Senior syndicated loan fee credit	(92)	(92)
Incentive fee credit	(487)	(771)

Credits to Fees From Adviser – other(B)	$(720)	$(1,030)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain on Investments

For the three months ended March 31, 2019, we recorded a net realized gain on investments of $2.3 million, which resulted primarily from the sale of our investment in United Flexible, Inc. in February 2019 for a $2.1 million realized gain. For the three months ended March 31, 2018, we recorded a net realized gain on investments of $0.3 million.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended March 31, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $1.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2019, were as follows:

	Three Months Ended March 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$—	$2,519	$—	$2,519
Vision Government Solutions, Inc.	—	1,022	—	1,022
Targus Cayman HoldCo, Ltd.	—	902	—	902
PIC 360, LLC	—	711	—	711
Impact! Chemical Technologies, Inc.	—	—	647	647
AG Transportation Holdings, LLC	—	488	—	488
Leeds Novamark Capital I, L.P.	—	462	—	462
Sea Link International IRB, Inc.	—	360	—	360
Funko Acquisition Holdings, LLC	216	159	(94)	281
Canopy Safety Brands, LLC	—	260	—	260
NetFortris Corp.	—	228	—	228
The Mochi Ice Cream Company	—	180	—	180
XMedius America, Inc.	—	174	—	174
IA Tech, LLC	—	150	—	150
Lignetics, Inc.	—	133	—	133
Gray Matter Systems, LLC	—	125	—	125
United Flexible, Inc.	2,115	—	(2,387)	(272)
Meridian Rack & Pinion, Inc.	—	(352)	—	(352)
Edge Adhesives Holdings, Inc.	—	(458)	—	(458)
LWO Acquisitions Company LLC	—	(4,374)	—	(4,374)
Other, net (<$250)	(29)	61	95	127

Total:	$2,302	$2,750	$(1,739)	$3,313

The primary driver of net unrealized appreciation of $1.0 million for the three months ended March 31, 2019 was the improvement in the financial and operational performance of several portfolio companies, which most notably resulted in unrealized appreciation of ADC of $2.5 million and Vision Government Solutions, Inc. of $1.0 million, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, which most notably resulted in unrealized depreciation of LWO Acquisitions Company LLC (“LWO”) of $4.4 million.

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

Net Unrealized Appreciation of Other

During the three months ended March 31, 2018, we recorded $0.3 million of unrealized appreciation on our Credit Facility at fair value. No such amounts were recorded during the three months ended March 31, 2019.

Comparison of the Six Months Ended March 31, 2019, to the Six Months Ended March 31, 2018

	For the Six Months Ended March 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$22,788	$21,670	$1,118	5.2%
Success fee, dividend, and other income	1,643	275	1,368	497.5

Total investment income	24,431	21,945	2,486	11.3

EXPENSES
Base management fee	3,652	3,460	192	5.5
Loan servicing fee	2,495	2,460	35	1.4
Incentive fee	2,743	2,583	160	6.2
Administration fee	671	584	87	14.9
Interest expense on borrowings and notes payable	3,983	2,800	1,183	42.3
Dividend expense on mandatorily redeemable preferred stock	1,552	1,552	—	—
Amortization of deferred financing fees	641	540	101	18.7
Other expenses	1,080	1,107	(27)	(2.4)

Expenses, before credits from Adviser	16,817	15,086	1,731	11.5
Credits to base management fee – loan servicing fee	(2,495)	(2,460)	(35)	1.4
Credits to fees from Adviser – other	(1,894)	(1,871)	(23)	1.2

Total expenses, net of credits	12,428	10,755	1,673	15.6

NET INVESTMENT INCOME	12,003	11,190	813	7.3

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	(24,561)	765	(25,326)	(3,310.6)
Net unrealized appreciation (depreciation) of investments	18,180	4,394	13,786	313.7
Net unrealized appreciation of other	—	115	(115)	(100.0)

Net gain (loss) from investments and other	(6,381)	5,274	(11,655)	(221.0)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$5,622	$16,464	$(10,842)	(65.9)%

Investment Income

Interest income increased by 5.2% for the six months ended March 31, 2019, as compared to the prior year period. The increase was due primarily to an increase in the weighted average yield on our interest bearing portfolio and an increase in the weighted average principal balance of our interest bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.2% for the six months ended March 31, 2019, compared to 11.7% for the six months ended March 31, 2018, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio for the six months ended March 31, 2019, was $375.5 million, compared to $369.8 million for the six months ended March 31, 2018, an increase of $5.7 million, or 1.5%.

As of March 31, 2019, two portfolio companies, Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.4% of the cost basis of all debt investments in our portfolio. As of March 31, 2018, two portfolio companies, Sunshine Media Holdings and Alloy Die Casting Co were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 6.7% of the cost basis of all debt investments in our portfolio.

Success fee, dividend, and other income increased meaningfully during the six months ended March 31, 2019, as compared to the prior year period primarily due to success fees and prepayment penalties received associated with the exit of Merlin as well as dividend income received from other portfolio companies.

As of March 31, 2019 and September 30, 2018, no single investment represented greater than 10% of the total investment portfolio at fair value. Investment income, generally consisting of interest, dividends, success fees, and prepayment fees can fluctuate upon repayment or sale of an investment and in any given period can be highly concentrated among several investments. For the six months ended March 31, 2019 and 2018, no individual investment produced investment income that exceeded 10% of total investment income.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $1.7 million, or 15.6%, for the six months ended March 31, 2019 as compared to the prior year period. This increase was primarily due to a $1.2 million increase in interest expense on borrowings and notes payable and a $0.3 million increase in net base management fee earned by the Adviser.

Interest expense increased by 42.3% during the six months ended March 31, 2019, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018. We incurred $1.4 million in interest expense related to the 2023 Notes during the six months ended March 31, 2019 versus no such amounts in the prior year period. The weighted average balance outstanding on our Credit Facility decreased during the six months ended March 31, 2019 compared to the prior year period with the issuance of the 2023 Notes. The weighted average balance outstanding on our Credit Facility during the six months ended March 31, 2019 was $81.3 million, as compared to $113.1 million in the prior year period, a decrease of 28.1%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 6.3% during the six months ended March 31, 2019, compared to 5.0% during the prior year period. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period and an increase in unused commitment fees paid in the current year period, offset by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The net base management fee earned by the Adviser increased by $0.3 million, or 14.2%, during the six months ended March 31, 2019, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The income-based incentive fee increased by $0.2 million, or 6.2%, for the six months ended March 31, 2019, as compared to the prior year period as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $1.0 million and $0.9 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the six months ended March 31, 2019 and 2018, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2019	2018
Average total assets subject to base management fee(A)	$417,371	$395,428
Multiplied by prorated annual base management fee of 1.75%	0.875%	0.875%

Base management fee(B)	$3,652	$3,460
Portfolio company fee credit	(685)	(831)
Syndicated loan fee credit	(175)	(184)

Net Base Management Fee	$2,792	$2,445

Loan servicing fee(B)	2,495	2,460
Credits to base management fee – loan servicing fee(B)	(2,495)	(2,460)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	2,743	2,583
Incentive fee credit	(1,034)	(856)

Net Incentive Fee	$1,709	$1,727

Portfolio company fee credit	(685)	(831)
Syndicated loan fee credit	(175)	(184)
Incentive fee credit	(1,034)	(856)

Credit to Fees From Adviser – other(B)	$(1,894)	$(1,871)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the six months ended March 31, 2019, we recorded a net realized loss on investments of $24.6 million due primarily to the restructuring of our investment in FDF in December 2018, which resulted in a $26.9 million realized loss, partially offset by the sale of our investment in United Flexible, Inc. in February 2019 for a $2.1 million realized gain.

For the six months ended March 31, 2018, we recorded a net realized gain on investments of $0.9 million, which resulted primarily from the sale of our investment in Flight Fit N Fun LLC in October 2017 for a $0.6 million realized gain.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended March 31, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $18.2 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2019, were as follows:

	Six Months Ended March 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Alloy Die Casting Co.	$—	$3,637	$—	$3,637
Lignetics, Inc.	—	1,796	—	1,796
Targus Cayman HoldCo, Ltd.	—	1,209	—	1,209
Vision Government Solutions, Inc.	—	838	—	838
PIC 360, LLC	—	753	—	753
Leeds Novamark Capital I, L.P.	—	635	—	635
GFRC Holdings, LLC	—	579	—	579
AG Transportation Holdings, LLC	—	579	—	579
The Mochi Ice Cream Company	—	557	—	557
Precision International, LLC	—	515	—	515
Sea Link International IRB, Inc.	—	294	—	294
Impact! Chemical Technologies, Inc.	—	(619)	647	28
Antenna Research Associates, Inc.	—	(143)	—	(143)
Belnick, Inc.	—	(175)	—	(175)
United Flexible, Inc.	2,115	50	(2,387)	(222)
Travel Sentry, Inc.	—	(270)	—	(270)
EL Academies, Inc.	—	(406)	—	(406)
IA Tech, LLC	—	(450)	—	(450)
Merlin International, Inc.	—	(600)	—	(600)
Meridian Rack & Pinion, Inc.	—	(621)	—	(621)
Arc Drilling Holdings LLC	—	(639)	—	(639)
Edge Adhesives Holdings, Inc.	—	(2,511)	—	(2,511)
LWO Acquisitions Company LLC	—	(5,222)	—	(5,222)
Francis Drilling Fluids, Ltd.	(26,850)	—	20,379	(6,471)
Other, net (<$250)	174	(128)	(117)	(71)

Total:	$(24,561)	$(342)	$18,522	$(6,381)

The largest driver of our net unrealized appreciation of $18.2 million for the six months ended March 31, 2019 was the reversal of previously recorded unrealized depreciation upon the restructure of FDF. This appreciation was partially offset by the decline in the financial and operational performance of LWO.

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

The largest driver of our net unrealized appreciation for the six months ended March 31, 2018 was an improvement in financial and operational performance of certain portfolio companies, most notably FDF, Edge, and ADC. This appreciation was partially offset by the decline in the financial and operational performance of Sunshine and Defiance.

Net Unrealized (Appreciation) Depreciation of Other

During the six months ended March 31, 2018, we recorded $0.1 million of unrealized appreciation on our Credit Facility at fair value. No such amounts were recorded during the six months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility and notes payable, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash provided by operating activities for the six months ended March 31, 2019 was $9.9 million, compared to net cash used in operating activities of $32.4 million for the six months ended March 31, 2018. The change was primarily driven by an increase in realized loss on investments and an increase in principal repayments on investments, partially offset by a decrease in purchases of investments, period over period. The realized loss on investments was $24.6 million during the six months ended March 31, 2019, compared to a realized gain of $0.9 million during the six months ended March 31, 2018. Principal repayments from sales were $57.4 million during the six months ended March 31, 2019, compared to $32.7 million during the six months ended March 31, 2018.

As of March 31, 2019, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $407.0 million. As of March 31, 2018, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $456.8 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2019 and 2018:

	Six Months Ended March 31,
	2019	2018
Beginning investment portfolio, at fair value	$390,046	$352,373
New investments	53,168	64,436
Disbursements to existing portfolio companies	10,006	11,941
Scheduled principal repayments on investments	(2,768)	(3,638)
Unscheduled principal repayments on investments	(54,604)	(29,102)
Net proceeds from sale of investments	(3,012)	(1,301)
Net unrealized appreciation of investments	(342)	5,224
Reversal of prior period depreciation (appreciation) of investments on realization	18,522	(830)
Net realized (loss) gain on investments	(24,561)	600
Increase in investments due to PIK(A)	1,097	2,338
Net change in premiums, discounts and amortization	168	97

Investment Portfolio, at Fair Value	$387,720	$402,138

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2019:

		Amount
For the remaining six months ending September 30:	2019	$8,865
For the fiscal years ending September 30:	2020	38,457
	2021	67,196
	2022	73,035
	2023	98,263
	Thereafter	76,610

	Total contractual repayments	$362,426
	Adjustments to cost basis of debt investments	(510)
	Investments in equity securities	45,045

	Investments held as of March 31, 2019 at Cost:	$406,961

Financing Activities

Net cash used in financing activities for the six months ended March 31, 2019 was $10.2 million, which consisted primarily of $57.7 million in net repayments on our Credit Facility and $12.0 million in distributions to common shareholders, partially offset by $57.5 million in gross proceeds from the issuance of long term debt and $4.2 million in proceeds from the issuance of common stock.

Net cash provided by financing activities for the six months ended March 31, 2018 was $29.1 million, which consisted primarily of $34.8 million in net borrowings on our Credit Facility and $6.8 million in proceeds from the issuance of common stock, net of underwriting costs, partially offset by $11.2 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the six months ended March 31, 2019 and 2018, which totaled an aggregate of $12.0 million and $11.2 million, respectively. In April 2019, our Board of Directors declared a monthly distribution of $0.07 per common share for each of April, May, and June 2019. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2019.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.125 per share of our Series 2024 Term Preferred Stock for each of the six months ended March 31, 2019. In April 2019, our Board of Directors declared monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of April, May, and June 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Equity

Registration Statement

Our registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2019, we had the ability to issue up to $295.7 million in securities under the registration statement.

Common Stock

In February 2015, we entered into an equity distribution agreement with Cantor Fitzgerald & Co. (the “Cantor Sales Agreement”) under which we had the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock in what is commonly referred to as an ATM program. During the three months ended December 31, 2018, we sold 2,765 shares of our common stock under the Cantor Sales Agreement, at a weighted-average price of $9.60 per share and raised approximately $28 thousand of gross and net proceeds.

In February 2019, we terminated the Cantor Sales Agreement and entered into a new equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the three months ended March 31, 2019, we sold 460,658 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.24 per share and raised $4.3 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.2 million. As of March 31, 2019, we had a remaining capacity to sell up to $45.7 million of our common stock under the Jefferies Sales Agreement.

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

On March 31, 2019, the closing market price of our common stock was $9.01, an 11.1% premium to our March 31, 2019 NAV per share of $8.11.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of March 31, 2019 was 241.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of March 31, 2019, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $263.7 million as of March 31, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 200%, in accordance with Sections 18 and 61 of the 1940 Act and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $339.6 million, asset coverage on our “senior securities representing indebtedness” of 355.0% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of March 31, 2019. As of March 31, 2019, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

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

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our Consolidated Statements of Assets and Liabilities as of March 31, 2019.

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

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of March 31, 2019 and September 30, 2018, we had off-balance sheet success fee receivables on our accruing debt investments of $5.7 million and $5.1 million (or approximately $0.20 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2019 and September 30, 2018 to be immaterial.

The following table shows our contractual obligations as of March 31, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$52,300	$—	$52,300
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Notes Payable	—	—	57,500	—	57,500
Interest expense on debt obligations(C)	10,856	21,713	12,139	1,553	46,261

Total	$10,856	$21,713	$121,939	$53,303	$207,811

(A)

Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $20.5 million, at cost, as of March 31, 2019.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility and 2023 Notes and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2019. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2—Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2019 and September 30, 2018, representing approximately 89.9% and 92.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2019	2018
Highest	10.0	10.0
Average	7.1	6.7
Weighted Average	7.1	6.8
Lowest	1.0	0.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2019 and September 30, 2018, representing approximately 6.7% and 5.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2019	2018
Highest	5.0	6.0
Average	4.5	3.7
Weighted Average	4.3	4.0
Lowest	3.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2019 and September 30, 2018, representing approximately 3.4% and 2.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of March 31,	As of September 30,
Rating	2019	2018
Highest	5.0	5.0
Average	2.8	4.3
Weighted Average	3.8	4.7
Lowest	1.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of March 31, 2019, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	87.4%
Fixed rates	12.6

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2019 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2019 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 1, 2019