Form 10-Q
period 2019-06-30
GLADSTONE CAPITAL CORP
filed 2019-08-05
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO _______

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GLAD	Nasdaq Global Select Market
6.00% Series 2024 Term Preferred Stock, $0.001 par value per share	GLADN	Nasdaq Global Select Market
6.125% Notes due 2023, $25.00 par value per note	GLADD	Nasdaq Global Select Market

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 2, 2019 was 30,345,923.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2019	September 30, 2018
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $353,525 and $359,304, respectively)	$349,782	$325,567
Affiliate investments (Cost of $38,921 and $54,667, respectively)	35,707	48,856
Control investments (Cost of $30,731 and $13,496, respectively)	22,070	15,623
Cash and cash equivalents	227	1,971
Restricted cash and cash equivalents	38	33
Interest receivable, net	2,912	2,601
Due from administrative agent	2,364	2,807
Deferred financing costs, net	934	1,363
Other assets, net	1,307	687

TOTAL ASSETS	$415,341	$399,508

LIABILITIES
Borrowings, at fair value (Cost of $59,300 and $110,000, respectively)	$59,473	$110,000
Notes payable, net (Cost of $57,500 as of June 30, 2019)	55,643	—
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively, net	50,285	50,077
Accounts payable and accrued expenses	497	290
Interest payable	842	330
Fees due to Adviser(A)	1,675	1,084
Fee due to Administrator(A)	288	317
Other liabilities	452	318

TOTAL LIABILITIES	$169,155	$162,416

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 29,904,418 and 28,501,980 shares issued and outstanding, respectively	$30	$29
Capital in excess of par value	354,942	343,076
Cumulative net unrealized depreciation of investments	(15,618)	(37,421)
Cumulative net unrealized appreciation of other	(173)	—
Under (over) distributed net investment income	90	(219)
Accumulated net realized losses	(93,085)	(68,373)

Total distributable loss	(108,786)	(106,013)

TOTAL NET ASSETS	$246,186	$237,092

NET ASSET VALUE PER COMMON SHARE	$8.23	$8.32

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,256	$8,675	$27,889	$24,642
Affiliate investments	1,044	1,243	3,253	3,531
Control investments	522	375	1,713	1,438
Cash and cash equivalents	14	9	40	28

Total interest income (excluding PIK interest income)	10,836	10,302	32,895	29,639
PIK interest income
Non-Control/Non-Affiliate investments	326	1,063	930	3,257
Affiliate investments	—	70	49	209
Control investments	—	—	76	—

Total PIK interest income	326	1,133	1,055	3,466
Total interest income	11,162	11,435	33,950	33,105
Success fee income
Non-Control/Non-Affiliate investments	458	430	1,129	430
Prepayment fee income
Non-Control/Non-Affiliate investments	900	440	1,181	592
Other income	366	74	1,057	197

Total investment income	12,886	12,379	37,317	34,324

EXPENSES
Base management fee(A)	1,772	1,801	5,424	5,261
Loan servicing fee(A)	1,267	1,294	3,762	3,754
Incentive fee(A)	1,543	1,499	4,286	4,082
Administration fee(A)	288	310	959	894
Interest expense on borrowings and notes payable	2,088	1,556	6,071	4,356
Dividend expense on mandatorily redeemable preferred stock	776	776	2,328	2,328
Amortization of deferred financing fees	344	237	985	777
Professional fees	209	200	694	745
Other general and administrative expenses	303	266	898	828

Expenses, before credits from Adviser	8,590	7,939	25,407	23,025
Credit to base management fee – loan servicing fee(A)	(1,267)	(1,294)	(3,762)	(3,754)
Credits to fees from Adviser – other(A)	(650)	(262)	(2,544)	(2,133)

Total expenses, net of credits	6,673	6,383	19,101	17,138

NET INVESTMENT INCOME	6,213	5,996	18,216	17,186

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(834)	158	(25,384)	984
Affiliate investments	27	41	25	145
Control investments	—	—	(9)	(32)
Other	—	—	—	(133)

Total net realized gain (loss)	(807)	199	(25,368)	964
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	5,561	3,755	29,994	7,266
Affiliate investments	(1,478)	2,252	2,597	4,917
Control investments	(460)	(109)	(10,788)	(1,891)
Other	(173)	—	(173)	115

Total net unrealized appreciation (depreciation)	3,450	5,898	21,630	10,407

Net realized and unrealized gain (loss)	2,643	6,097	(3,738)	11,371

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,856	$12,093	$14,478	$28,557

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.22	$0.63	$0.64

Net increase in net assets resulting from operations	$0.30	$0.45	$0.50	$1.07

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	29,491,285	27,134,305	28,876,197	26,788,172

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
NET ASSETS, SEPTEMBER 30	$237,092	$219,650
OPERATIONS
Net investment income	5,986	5,577
Net realized gain (loss) on investments	(26,863)	574
Realized gain (loss) on other	—	(133)
Net unrealized appreciation (depreciation) of investments	17,169	1,360
Net unrealized depreciation (appreciation) of other	—	(218)

Net increase (decrease) in net assets resulting from operations	(3,708)	7,160

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share)(A)	(5,986)	(5,577)
CAPITAL TRANSACTIONS
Issuance of common stock	28	4,567
Discounts, commissions and offering costs for issuance of common stock	—	(83)

Net increase (decrease) in net assets resulting from capital transactions	28	4,484
NET INCREASE (DECREASE) IN NET ASSETS	(9,666)	6,067

NET ASSETS, DECEMBER 31	$227,426	$225,717
OPERATIONS
Net investment income	6,017	5,613
Net realized gain (loss) on investments	2,302	324
Net unrealized appreciation (depreciation) of investments	1,011	3,034
Net unrealized depreciation (appreciation) of other	—	333

Net increase (decrease) in net assets resulting from operations	9,330	9,304
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share)(A)	(6,017)	(5,613)
CAPITAL TRANSACTIONS
Issuance of common stock	4,258	2,361
Discounts, commissions and offering costs for issuance of common stock	(74)	(44)

Net increase (decrease) in net assets resulting from capital transactions	4,184	2,317
NET INCREASE (DECREASE) IN NET ASSETS	7,497	6,008

NET ASSETS, MARCH 31	$234,923	$231,725

OPERATIONS
Net investment income	6,213	5,996
Net realized gain (loss) on investments	(807)	199
Net unrealized appreciation (depreciation) of investments	3,623	5,898
Net unrealized depreciation (appreciation) of other	(173)	—

Net increase (decrease) in net assets resulting from operations	8,856	12,093
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.19 and $0.21 per share, respectively)(A)	(5,468)	(5,708)
Distributions to common stockholders from return of capital ($0.02 and $0.00 per share, respectively)(A)	(745)	—

Net increase (decrease) in net assets from distributions to stockholders	(6,213)	(5,708)
CAPITAL TRANSACTIONS
Issuance of common stock	8,772	6,965
Discounts, commissions and offering costs for issuance of common stock	(152)	(124)

Net increase (decrease) in net assets resulting from capital transactions	8,620	6,841
NET INCREASE (DECREASE) IN NET ASSETS	11,263	13,226

NET ASSETS, JUNE 30	$246,186	$244,951

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$14,478	$28,557
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(122,324)	(96,520)
Principal repayments on investments	98,589	57,096
Net proceeds from sale of investments	3,645	1,567
Increase in investments due to paid-in-kind interest	(1,422)	(3,454)
Net change in premiums, discounts and amortization	407	(45)
Net realized loss (gain) on investments	25,395	(1,097)
Net unrealized depreciation (appreciation) of investments	(21,803)	(10,292)
Net unrealized appreciation (depreciation) of other	173	(115)
Changes in assets and liabilities:
Amortization of deferred financing fees	985	777
Decrease (increase) in interest receivable, net	(311)	(1,000)
Decrease (increase) in funds due from administrative agent	443	(150)
Decrease (increase) in other assets, net	(653)	2,105
Increase (decrease) in accounts payable and accrued expenses	207	(241)
Increase (decrease) in interest payable	512	55
Increase (decrease) in fees due to Adviser(A)	591	712
Increase (decrease) in fee due to Administrator(A)	(29)	66
Increase (decrease) in other liabilities	134	(141)

Net cash provided by (used in) operating activities	(983)	(22,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	122,800	109,600
Repayments on line of credit	(173,500)	(85,600)
Proceeds from issuance of long-term debt	57,500	—
Deferred financing fees	(2,204)	(1,329)
Proceeds from issuance of common stock	13,058	13,893
Discounts, commissions and offering costs for issuance of common stock	(194)	(209)
Distributions paid to common stockholders	(18,216)	(16,898)

Net cash provided by (used in) financing activities	(756)	19,457

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,739)	(2,663)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,004	5,270

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$265	$2,607

CASH PAID FOR INTEREST	$5,559	$4,301

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 142.0%
Secured First Lien Debt – 68.8%
Aerospace and Defense – 5.1%
Antenna Research Associates, Inc. – Line of Credit, $2,500 available (L + 8.3%, 10.6% Cash, Due 11/2021)(C)	$—	$—	$—
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.4% Cash, 4.0% PIK, Due 11/2023)(C)	12,518	12,518	12,549

		12,518	12,549
Automobile – 0.8%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.9% Cash, Due 9/2019)(C)(H)(Z)	4,140	4,140	2,070
Beverage, Food, and Tobacco – 2.2%
Triple H Food Processors, LLC – Line of Credit, $750 available (L + 6.8%, 9.1% Cash, Due 8/2020)(C)	—	—	—
Triple H Food Processors, LLC – Term Debt (L + 8.3%, 10.6% Cash, Due 8/2020)(C)	5,400	5,400	5,440

		5,400	5,440
Buildings and Real Estate – 0.9%
GFRC 360, LLC – Line of Credit, $50 available (L + 8.0%, 10.4% Cash, Due 9/2020)(C)	1,150	1,150	1,141
GFRC 360, LLC – Term Debt (L + 8.0%, 10.4% Cash, Due 9/2020)(C)	1,000	1,000	993

		2,150	2,134
Diversified/Conglomerate Service – 30.0%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 10.6% Cash, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.3%, 10.6% Cash, Due 12/2023)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 10.6% Cash, Due 12/2023)(C)	6,500	6,500	6,386
ENET Holdings, LLC – Line of Credit, $1,000 available (L + 7.3%, 9.6% Cash, Due 4/2022)(C)	—	—	—
ENET Holdings, LLC – Term Debt (L + 7.3%, 9.6% Cash, Due 4/2025)(C)	29,000	29,000	29,000
R2i Holdings, LLC – Line of Credit, $2,000 available (L + 8.0%, 10.4% Cash, Due 12/2021)(C)	—	—	—
R2i Holdings, LLC – Term Debt (L + 8.0%, 10.4% Cash, Due 12/2023)(C)	19,875	19,875	19,527
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.3% Cash, Due 12/2021)(C)(U)	6,939	6,939	6,913
Vision Government Solutions, Inc. – Line of Credit, $1,050 available (L + 8.8%, 11.1% Cash, Due 12/2022)(C)	1,450	1,444	1,450
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 11.1% Cash, Due 12/2022)(C)	10,600	10,555	10,600

		74,313	73,876
Healthcare, Education, and Childcare – 8.8%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 9.5%, 11.9% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $6,160 available (L + 9.5%, 11.9% Cash, Due 8/2022)(C)	9,840	9,818	9,791
EL Academies, Inc. – Term Debt (L + 9.5%, 11.9% Cash, Due 8/2022)(C)	12,000	11,973	11,940

		21,791	21,731
Machinery – 2.5%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 10.4% Cash, Due 11/2020)(C)	125	125	125
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.9% Cash, 3.0% PIK, Due 11/2022)(C)	5,871	5,871	5,533
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 9.9% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	436	436	436

		6,432	6,094
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.5% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 18.5%
B+T Group Acquisition, Inc.(S) – Line of Credit, $375 available (L + 11.0%, 13.4% Cash, Due 12/2021)(C)	825	825	822
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.4% Cash, Due 12/2021)(C)	6,000	6,000	5,978
NetFortris Corp. – Term Debt (L + 9.0%, 11.4% Cash, Due 2/2021)(C)	23,302	23,263	22,486
XMedius America, Inc. – Term Debt (L + 9.3%, 11.6% Cash, Due 10/2022)(Q)	9,240	9,240	9,333
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.6% Cash, Due 10/2022)(Q)	6,885	6,885	6,954

		46,213	45,573

Total Secured First Lien Debt		$173,064	$169,467

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 55.6%
Automobile – 2.0%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,984	$5,006
Beverage, Food, and Tobacco – 4.3%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 10.1% Cash, Due 10/2026)(D)	3,683	3,708	3,665
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.9% Cash, Due 12/2023)(C)	6,750	6,728	6,817

		10,436	10,482
Cargo Transportation – 5.3%
AG Transportation Holdings, LLC. – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2020)(C)	13,000	13,000	13,000
Chemicals, Plastics, and Rubber – 4.5%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.3%, 11.6% Cash, Due 5/2024)(C)	10,000	10,000	10,000
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.4% Cash, Due 10/2021)(C)	1,099	1,099	1,093

		11,099	11,093
Diversified/Conglomerate Manufacturing – 4.2%
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.4% Cash, Due 4/2021)(C)	5,235	5,235	5,209
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.4% Cash, Due 4/2021)(C)	75	75	75
Alloy Die Casting Co.(S) – Term Debt (L + 4.0%, 6.4% Cash, Due 4/2021)(C)	390	390	388
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 11.4% Cash, Due 5/2027)(D)	5,000	4,751	4,750

		10,451	10,422
Diversified/Conglomerate Service – 13.6%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 11.1% Cash, Due 4/2026)(D)(U)	3,000	2,946	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.4% Cash, Due 10/2025)(D)	2,400	2,379	2,352
DiscoverOrg, LLC – Term Debt (L + 8.5%, 10.9% Cash, Due 2/2027)(D)	3,304	3,275	3,262
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 10.6% Cash, Due 4/2026)(D)	5,000	4,754	4,800
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,072
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.6% Cash, Due 5/2025)(D)(U)	4,000	3,934	3,880
LDiscovery, LLC – Term Debt (L + 10.0%, 12.4% Cash, Due 12/2023)(D)	5,000	4,852	4,975

		33,240	33,371
Healthcare, Education, and Childcare – 1.2%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.6% Cash, Due 6/2025)(D)	3,000	2,963	2,940
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 12.3% Cash, Due 7/2020)(E)(H)(K)(U)	4,409	4,409	—

		7,372	2,940
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.0%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,925
Hotels, Motels, Inns, and Gaming – 2.8%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.4% Cash, 3.0% PIK, Due 6/2023)(C)	7,535	7,535	6,850
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 10.6% Cash, Due 11/2026)(D)	1,000	1,000	980
Oil and Gas – 12.1%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.6% Cash, Due 9/2022)(C)	30,000	30,000	29,850
Retail Stores – 1.2%
United PF Holdings, LLC – Term Debt (L + 8.5%, 10.9% Cash, Due 6/2027)(D)	3,000	2,955	2,955

Total Secured Second Lien Debt		$142,072	$136,874

Unsecured Debt – 1.6%
Healthcare, education, and childcare – 1.6%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,894	$3,894	$3,855

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Preferred Equity – 5.8%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(S) – Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,272
Diversified/Conglomerate Manufacturing – 1.4%
Alloy Die Casting Co.(S) – Preferred Stock(E)(G)	2,192	2,192	3,337
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 3.4%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	6,350
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	2,185

		6,982	8,535
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	5,656,380	565	1,250

		2,364	1,250

Total Preferred Equity		$14,512	$14,394

Common Equity – 10.2%
Aerospace and Defense – 1.5%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$3,743
Automobile – 0.5%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	588,039	588	1,136
Beverage, Food, and Tobacco – 0.7%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	1,146
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	662

		700	1,808
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.9%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	1,605
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	866

		1,244	2,471
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	416
Diversified/Conglomerate Manufacturing – 1.8%
Alloy Die Casting Co.(S) – Common Stock(E)(G)	270	18	4,316
Healthcare, Education, and Childcare – 1.8%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC – Common Stock(E)(G)	767	767	767
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	3,747

		5,555	4,514
Machinery – 0.3%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	46
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	789

		1,500	835
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	167

		499	167

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	23,487	113	387
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 2.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,464	5,399

Total Common Equity		$19,983	$25,192

Total Non-Control/Non-Affiliate Investments		$353,525	$349,782

AFFILIATE INVESTMENTS(N) – 14.5%
Secured First Lien Debt – 3.2%
Diversified/Conglomerate Manufacturing – 3.2%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.9% Cash, Due 2/2022)(C)	$6,200	$6,200	$5,890
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 14.1% Cash, Due 2/2022)(C)	2,000	2,000	1,910

		8,200	7,800

Total Secured First Lien Debt		$8,200	$7,800

Secured Second Lien Debt – 10.2%
Diversified Natural Resources, Precious Metals and Minerals – 8.7%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$6,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	8,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,300
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	4,000

		21,300	21,300
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.5%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.9% Cash, Due 7/2022) (C)	3,750	3,750	3,769

Total Secured Second Lien Debt		$25,050	$25,069

Preferred Equity – 0.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	930
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	621

Total Preferred Equity		$3,816	$1,551

Common Equity – 0.5%
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$1,131
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	156

Total Common Equity		$1,855	$1,287

Total Affiliate Investments		$38,921	$35,707

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

(UNAUDITED)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 9.0%
Secured First Lien Debt – 3.8%
Diversified/Conglomerate Manufacturing – 2.1%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$5,175
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,507	10,507	—

		16,507	5,175
Machinery – 1.1%
PIC 360, LLC – Term Debt (14.0% Cash, Due 9/2019)(E)(F)(G)	2,600	2,600	2,600
Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,461	1,500

Total Secured First Lien Debt		$20,568	$9,275

Secured Second Lien Debt – 3.3%
Automobile – 3.3%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.9% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity – 1.9%
Automobile– 0.8%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$2,020
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 0.9%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,339
Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	371

Total Common Equity		$2,003	$4,730

Total Control Investments		$30,731	$22,070

TOTAL INVESTMENTS – 165.5%		$423,177	$407,559

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $355.4 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2019, our investments in Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.7% of total investments, at fair value, as of June 30, 2019.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.40% as of June 30, 2019. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (formerly Standard and Poor’s Securities Evaluations, Inc.).
(D)	Fair value was based on the indicative bid price on or near June 30, 2019, offered by the respective syndication agent’s trading desk.
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

(K)	In February 2019, New Trident Holdcorp, Inc. filed for Chapter 11 bankruptcy protection.
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
(T)

Our investment in Funko was valued using Level 2 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.32% as of June 30, 2019.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 5.50% as of June 30, 2019.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2019.
(Z)	Subsequent to June 30, 2019, the investment maturity date was extended to December 2019.

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

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $332.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2018, our investments in FedCap Partners, LLC (“FedCap”), Leeds, Funko, and XMedius are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.9% of total investments, at fair value, as of September 30, 2018.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 2.27% as of September 30, 2018. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”) (formerly Standard and Poor’s Securities Evaluations, Inc.).
(D)	Fair value was based on the indicative bid price on or near September 30, 2018, offered by the respective syndication agent’s trading desk.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.40% as of September 30, 2018.
(V)	The cash interest rate on this investment was indexed to PRIME, which was 5.25% as of September 30, 2018.
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

JUNE 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

NOTE 1. ORGANIZATION

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2019 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2019 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, as filed with the SEC on November 14, 2018.

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

ICE (formerly Standard and Poor’s Securities Evaluations, Inc.), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances before determining fair value.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At June 30, 2019, loans to Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $2.1 million, or 0.6% of the fair value of all debt investments in our portfolio. At September 30, 2018, loans to Francis Drilling Fluids, Inc. (“FDF”) were on non-accrual status with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.7 million, or 2.1% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2019 and September 30, 2018, we held nine and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $35 thousand and $0.1 million for the three and nine months ended June 30, 2019, respectively, and $12 thousand and $0.1 million during the three and nine months ended June 30, 2018, respectively. The unamortized balance of OID investments as of each of June 30, 2019 and September 30, 2018 totaled $0.9 million and $0.4 million, respectively. As of June 30, 2019 and September 30, 2018, we had four and five investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.3 million and $1.1 million during the three and nine months ended June 30, 2019, respectively, as compared to $1.1 million and $3.5 million during the three and nine months ended June 30, 2018, respectively. We collected $0 in PIK interest in cash during the three and nine months ended June 30, 2019, as compared to $0 and $0.8 million during the three and nine months ended June 30, 2018.

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

Recent Accounting Pronouncements

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections – Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 is effective immediately. The adoption of ASU 2019-07 did not have a material impact on our financial position, results of operations or cash flows.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Investments in funds measured using net asset value as a practical expedient are not categorized within the fair value hierarchy.

As of June 30, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using net asset value as a practical expedient. As of September 30, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investments in FedCap Partners, LLC (“FedCap”) and Leeds, which were valued using net asset value as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 as our units in Funko can be converted into common shares of Funko, Inc. upon meeting certain requirements. During the nine months ended June 30, 2019, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of June 30, 2019 and September 30, 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2019:
Secured first lien debt	$186,542		$—	$—		$186,542
Secured second lien debt	170,008		—	—		170,008
Unsecured debt	3,855		—	—		3,855
Preferred equity	15,945		—	—		15,945
Common equity/equivalents	27,462	(A)	—	387	(B)	27,075

Total Investments at June 30, 2019	$403,812		$—	$387		$403,425

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Secured first lien debt	$199,625		$—	$—		$199,625
Secured second lien debt	156,373		—	—		156,373
Unsecured debt	3,655		—	—		3,655
Preferred equity	7,749		—	—		7,749
Common equity/equivalents	19,333	(A)	—	672	(B)	18,661

Total Investments at September 30, 2018	$386,735		$—	$672		$386,063

(A)

Excludes our investment in Leeds with fair value of $3.7 million as of June 30, 2019. Excludes our investments in FedCap and Leeds with fair values of $0.6 million and $2.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient.

(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2019 and September 30, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2019		September 30, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$169,467		$178,448
Secured second lien debt	136,874		126,956
Unsecured debt	3,855		3,603
Preferred equity	14,394		4,486
Common equity/equivalents	21,058	(A)	8,091	(B)

Total Non-Control/Non-Affiliate Investments	$345,648		$321,584

Affiliate Investments
Secured first lien debt	$7,800		$16,827
Secured second lien debt	25,069		21,352
Unsecured debt	—		52
Preferred equity	1,551		3,263
Common equity/equivalents	1,287		7,362

Total Affiliate Investments	$35,707		$48,856

Control Investments
Secured first lien debt	$9,275		$4,350
Secured second lien debt	8,065		8,065
Common equity/equivalents	4,730		3,208

Total Control Investments	$22,070		$15,623

Total Investments at Fair Value Using Level 3 Inputs	$403,425		$386,063

(A)

Excludes our investments in Leeds and Funko with fair values of $3.7 million and $0.4 million, respectively, as of June 30, 2019. Leeds was valued using net asset value as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2019 and September 30, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	June 30, 2019	September 30, 2018	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2019	September 30, 2018
Secured first lien debt(A)	$177,267	$193,125	Yield Analysis	Discount Rate	9.9% – 20.9% / 12.9%	6.9% - 24.3% / 12.7%
	9,275	6,500	TEV	EBITDA multiple	3.3x – 3.3x /3.3x	3.3x – 3.3x / 3.3x
				EBITDA	$1,734 - $1,734 / $1,734	$1,507 - $1,507 / $1,507
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.5x / 0.4x
				Revenue	$6,929 - $20,701 /$19,554	$4,909 - $7,400 /$5,933
Secured second lien debt(B)	124,354	119,988	Yield Analysis	Discount Rate	6.7% - 18.5% /12.4%	10.7% - 23.2% /12.6%
	37,589	20,622	Market Quote	IBP	95.0% - 101.0% / 97.9%	88.0% - 102.0% / 97.6%
	8,065	15,763	TEV	EBITDA multiple	5.5x – 6.5x /5.8x	5.5x – 6.6x /5.8x
				EBITDA	$2,703 - $37,311 / $14,936	$2,500 - $55,375 / $13,341
Unsecured debt	3,855	3,655	Yield Analysis	Discount Rate	11.1% - 11.1% / 11.1%	10.2% - 20.3% / 10.4%
Preferred and common equity / equivalents(C)	43,020	26,410	TEV	EBITDA multiple	3.3x – 10.3x / 6.6x	3.3x – 11.9x / 6.6x
				EBITDA	$715 - $45,165 /$11,132	$459 -$39,352 /$14,216
				Revenue multiple	0.3x – 1.5x / 0.7x	0.3x – 1.5x / 0.7x
				Revenue	$935 - $566,755 /$321,123	$473 -$543,360 /$313,688

Total Level 3 Investments, at Fair Value	$403,425	$386,063

(A)

Fair value as of June 30, 2019 includes two proprietary debt investments totaling $16.3 million, which were valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2018 includes one proprietary debt investment totaling $2.0 million, which was valued using the expected payoff amount as the unobservable input.

(B)	Fair value as of September 30, 2018 includes one proprietary debt investment totaling $2.0 million, which was valued using the expected payoff amount as the unobservable input.
(C)

Fair value as of June 30, 2019 excludes our investments in Leeds and Funko with fair values of $3.7 million and $0.4 million, respectively, as of June 30, 2019. Fair value as of September 30, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using net asset value as a practical expedient and Funko was valued using Level 2 inputs as of both June 30, 2019 and September 30, 2018.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2019 and 2018 for all investments for which we determine fair value using unobservable (Level 3) inputs.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2019	$189,281	$148,691	$3,771	$15,591	$26,038	$383,372
Total gains (losses):
Net realized gain (loss)(A)	(90)	3	—	—	—	(87)
Net unrealized appreciation (depreciation)(B)	(737)	767	(10)	354	2,445	2,819
Reversal of prior period net (appreciation) depreciation on realization(B)	(450)	1	—	—	—	(449)
New investments, repayments and settlements: (C)
Issuances/originations	36,323	23,057	94	—	—	59,474
Settlements/repayments	(37,875)	(2,508)	—	—	(1,408)	(41,791)
Sales	90	(3)	—	—	—	87
Transfers	—	—	—	—	—	—

Fair Value as of June 30, 2019	$186,542	$170,008	$3,855	$15,945	$27,075	$403,425

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Secured	Secured			Common
Nine months ended June 30, 2019	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized gain (loss)(A)	(90)	(25,631)	—	(1,226)	2,083	(24,864)
Net unrealized appreciation (depreciation)(B)	(8,683)	(257)	(81)	1,825	9,178	1,982
Reversal of prior period net (appreciation) depreciation on realization(B)	292	18,981	—	1,027	(2,133)	18,167
New investments, repayments and settlements: (C)
Issuances/originations	80,476	33,182	281	5,312	4,494	123,745
Settlements/repayments	(55,168)	(41,287)	—	—	(2,543)	(98,998)
Sales	90	(3)	—	(528)	(2,229)	(2,670)
Transfers	(30,000)	28,650	—	1,786	(436)	—

Fair Value as of June 30, 2019	$186,542	$170,008	$3,855	$15,945	$27,075	$403,425

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Secured	Secured			Common
Three months ended June 30, 2018	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of March 31, 2018	$195,793	$180,045	$3,540	$6,175	$13,447	$399,000
Total gains (losses):
Net unrealized appreciation (depreciation)(B)	(1,544)	3,922	(13)	1,066	2,152	5,583
Reversal of prior period net (appreciation) depreciation on realization(B)	—	(440)	—	—	—	(440)
New investments, repayments and settlements: (C)
Issuances/originations	7,106	13,925	85	—	—	21,116
Settlements/repayments	(1,859)	(22,363)	—	—	—	(24,222)

Fair Value as of June 30, 2018	$199,496	$175,089	$3,612	$7,241	$15,599	$401,037

	Secured	Secured			Common
Nine Months Ended June 30, 2018	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized gain (loss)(A)	(3)	37	—	597	(31)	600
Net unrealized appreciation (depreciation)(B)	(1,434)	6,775	(5)	2,138	3,132	10,606
Reversal of prior period net (appreciation) depreciation on realization(B)	—	(545)	—	(725)	—	(1,270)
New investments, repayments and settlements: (C)
Issuances/originations	56,427	41,084	293	125	1,521	99,450
Settlements/repayments	(19,230)	(37,636)	—	—	—	(56,866)
Sales	3	(38)	—	(1,296)	30	(1,301)
Transfers	(10,163)	10,163	—	(159)	—	(159)

Fair Value as of June 30, 2018	$199,496	$175,089	$3,612	$7,241	$15,599	$401,037

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of June 30, 2019 and September 30, 2018, we held 37 and 39 proprietary investments with an aggregate fair value of $359.0 million and $357.6 million, or 88.1% and 91.7% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2019:

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

•

In December 2018, our investment in FDF was restructured upon its emergence from Chapter 11 bankruptcy protection. As part of the restructure, our existing $27.0 million debt investment in FDF was converted to $1.35 million of preferred equity and common equity units in a new entity, FES Resources Holdings, LLC (“FES Resources”). We also invested an additional $5.0 million in FES Resources through a combination of preferred equity and common equity units. In conjunction with the restructure, we recorded a net realized loss of $26.9 million associated with our investment in FDF.

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

•	In April 2019, we invested $35.0 million in ENET Holdings, LLC through secured first lien debt. In May 2019, we sold $6.0 million of our investment in ENET Holdings, LLC.

•	In May 2019, we invested $10.0 million in Phoenix Aromas Holdings, LLC through secured second lien debt.

•	In May 2019, one of our fund investments, FedCap Partners, LLC, sold its final investment and we recognized a realized loss of $0.8 million.

•

In May 2019, our investment in IA Tech, LLC paid off, which resulted in a prepayment fee of $0.9 million. In connection with the payoff, we received net cash proceeds of $30.9 million, including the repayment of our debt investment of $30.0 million at par.

Syndicated Investments

As of June 30, 2019 and September 30, 2018, we held 16 and 11 syndicated investments with an aggregate fair value of $48.5 million and $32.4 million, or 11.9% and 8.3% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the nine months ended June 30, 2019:

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, our investment in Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $1.0 million in CPM Holdings, Inc. through secured second lien debt.

•	In February 2019, we invested $3.3 million in DiscoverOrg, LLC through secured second lien debt.

•	In April 2019, we invested $5.0 million in Drive Chassis Holdco, LLC through secured second lien debt.

•	In June 2019, we invested $5.0 million in Tailwind Smith Cooper Intermediate Corporation through secured second lien debt.

•	In June 2019, we invested $3.0 million in United PF Holdings, LLC through secured second lien debt.

•	In June 2019, our investment in GOBP Holdings, Inc. paid off at par for net proceeds of $2.0 million.

Investment Concentrations

As of June 30, 2019, our investment portfolio consisted of investments in 53 portfolio companies located in 25 states in 19 different industries, with an aggregate fair value of $407.6 million. The five largest investments at fair value as of June 30, 2019 totaled $130.6 million, or 32.1% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2018 totaling $122.8 million, or 31.5% of our total investment portfolio. As of June 30, 2019 and September 30, 2018, our average investment by obligor was $8.0 million and $8.5 million at cost, respectively.

The following table outlines our investments by security type as of June 30, 2019 and September 30, 2018:

	June 30, 2019				September 30, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$201,832	47.7%	$186,542	45.8%	$206,523	48.3%	$199,625	51.2%
Secured second lien debt	175,187	41.4	170,008	41.7	180,274	42.2	156,373	40.1
Unsecured debt	3,989	0.9	3,855	0.9	3,708	0.9	3,655	0.9

Total debt investments	381,008	90.0	360,405	88.4	390,505	91.4	359,653	92.2
Preferred equity	18,328	4.3	15,945	3.9	12,920	3.0	7,749	2.0
Common equity/equivalents	23,841	5.7	31,209	7.7	24,042	5.6	22,644	5.8

Total equity investments	42,169	10.0	47,154	11.6	36,962	8.6	30,393	7.8

Total Investments	$423,177	100.0%	$407,559	100.0%	$427,467	100.0%	$390,046	100.0%

Our investments at fair value consisted of the following industry classifications as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$107,247	26.3%	$79,066	20.3%
Telecommunications	46,823	11.5	47,794	12.3
Oil and Gas	38,552	9.5	50,172	12.9
Healthcare, Education and Childcare	33,040	8.1	53,916	13.8
Diversified/Conglomerate Manufacturing	31,050	7.6	43,421	11.1
Diversified Natural Resources, Precious Metals and Minerals	23,361	5.7	23,040	5.9
Automobile	18,297	4.5	18,209	4.7
Beverage, Food and Tobacco	17,730	4.4	13,727	3.5
Aerospace and Defense	16,292	4.0	616	0.1
Cargo Transportation	15,471	3.8	15,164	3.9
Machinery	12,848	3.2	11,058	2.8
Chemicals, Plastics and Rubber	11,509	2.8	1,500	0.4
Home and Office Furnishings, Housewares and Durable Consumer Products	9,925	2.4	10,125	2.6
Hotels, Motels, Inns, and Gaming	6,850	1.7	6,337	1.6
Textiles and Leather	5,399	1.3	6,556	1.7
Personal and Non-Durable Consumer Products	4,933	1.2	4,892	1.3
Buildings and Real Estate	3,406	0.8	2,455	0.6
Other, < 2.0%	4,826	1.2	1,998	0.5

Total Investments	$407,559	100.0%	$390,046	100.0%

Our investments at fair value were included in the following U.S. geographic regions and other countries as of June 30, 2019 and September 30, 2018:

	June 30, 2019		September 30, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$172,363	42.3%	$168,917	43.3%
West	119,788	29.4	114,286	29.3
Midwest	56,759	13.9	61,733	15.8
Northeast	51,695	12.7	37,589	9.7
Canada	6,954	1.7	7,521	1.9

Total Investments	$407,559	100.0%	$390,046	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2019:

		Amount
For the remaining three months ending September 30:	2019	$7,683
For the fiscal years ending September 30:	2020	25,551
	2021	71,596
	2022	73,518
	2023	77,006
	Thereafter	126,738

	Total contractual repayments	$382,092
	Adjustments to cost basis of debt investments	(1,085)
	Investments in equity securities	42,169

	Investments held as of June 30, 2019 at Cost:	$423,177

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2019 and September 30, 2018, we had gross receivables from portfolio companies of $0.9 million and $0.3 million, respectively. The allowance for uncollectible receivables was $17 thousand and $32 thousand as of June 30, 2019 and September 30, 2018, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. We have entered into the Administration Agreement with the Administrator (discussed further below) to provide administrative services. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the annual renewal of the Advisory Agreement through August 31, 2020.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Average total assets subject to base management fee(A)	$405,029	$411,657	$413,257	$400,838
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%

Base management fee(B)	$1,772	$1,801	$5,424	$5,261
Portfolio company fee credit	(484)	(170)	(1,169)	(1,001)
Syndicated loan fee credit	(115)	(92)	(290)	(276)

Net Base Management Fee	$1,173	$1,539	$3,965	$3,984

Loan servicing fee(B)	1,267	1,294	3,762	3,754
Credit to base management fee – loan servicing fee(B)	(1,267)	(1,294)	(3,762)	(3,754)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,543	1,499	4,286	4,082
Incentive fee credit	(51)	—	(1,085)	(856)

Net Incentive Fee	$1,492	$1,499	$3,201	$3,226

Portfolio company fee credit	(484)	(170)	(1,169)	(1,001)
Syndicated loan fee credit	(115)	(92)	(290)	(276)
Incentive fee credit	(51)	—	(1,085)	(856)

Credits to Fees From Adviser – other(B)	$(650)	$(262)	$(2,544)	$(2,133)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $17 thousand and $38 thousand for the three and nine months ended June 30, 2019 and $18 thousand and $42 thousand for the three and nine months ended June 30, 2018, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2019 and 2018.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2019, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2019.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and nine months ended June 30, 2019 and the six months ended March 31, 2018. There was no incentive fee credit during the three months ended June 30, 2018.

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

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the annual renewal of the Administration Agreement through August 31, 2020.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.4 million and $1.1 million during the three and nine months ended June 30, 2019, respectively, and $0.2 million and $0.8 million during the three and nine months ended June 30, 2018, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2019	September 30, 2018
Base management fee due from Adviser	$(93)	$378
Loan servicing fee due to Adviser	278	281
Incentive fee due to Adviser	1,490	425

Total fees due to (from) Adviser	1,675	1,084

Fee due to Administrator	288	317

Total Related Party Fees Due	$1,963	$1,401

In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2019 and September 30, 2018, totaled $33 thousand and $19 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $26 thousand and $0 as of June 30, 2019 and September 30, 2018, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019 and September 30, 2018.

NOTE 5. BORROWINGS

Revolving Credit Facility

On July 10, 2019, we, through Business Loan, entered into Amendment No. 5 to our Credit Facility with KeyBank, which (i) reduced our minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), (ii) amended the excess concentration limits definition to decrease the limit for non-first lien loans from 60% to 50% under certain circumstances and (iii) amended the distributions covenant to allow a distribution to be applied towards the redemption of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”). The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.

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

The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2019	September 30, 2018
Commitment amount	$190,000	$190,000
Borrowings outstanding, at cost	59,300	110,000
Availability(A)	116,975	68,116

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Weighted average borrowings outstanding, at cost	$69,134	$121,664	$77,236	$115,962
Weighted average interest rate(B)	7.0%	5.1%	6.5%	5.0%
Commitment (unused) fees incurred	$283	$86	$697	$237

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2019 and September 30, 2018.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $268.0 million as of June 30, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $351.2 million, asset coverage on our “senior securities representing indebtedness” of 349.3%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of June 30, 2019. As of June 30, 2019, we were in compliance with all of our Credit Facility covenants.

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 1.00% unused commitment fee. As of September 30, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of June 30, 2019 and September 30, 2018, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2019 and September 30, 2018, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2019 and 2018:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2019	September 30, 2018
Credit Facility	$59,473	$110,000

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2019	2018
Fair value as of March 31, 2019 and 2018, respectively	$52,300	$127,800
Borrowings	57,800	22,200
Repayments	(50,800)	(33,000)
Net unrealized appreciation (depreciation)(A)	173	—

Fair Value as of June 30, 2019 and 2018, respectively	$59,473	$117,000

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2019	2018
Fair value as of September 30, 2018 and 2017, respectively	$110,000	$93,115
Borrowings	122,800	109,600
Repayments	(173,500)	(85,600)
Net unrealized appreciation (depreciation)(A)	173	(115)

Fair Value as of June 30, 2019 and 2018, respectively	$59,473	$117,000

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and 2018.

The fair value of the collateral under our Credit Facility totaled approximately $355.4 million and $332.3 million as of June 30, 2019 and September 30, 2018, respectively.

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

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing February 1, 2019 (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019.

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

The fair value, based on the last quoted closing price, of the 2023 Notes as of June 30, 2019 was $59.8 million. We consider the trading price of the 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of June 30, 2019 was 242.7%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption date of September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2019, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the nine months ended June 30, 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share of Series 2024 Term Preferred Stock
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.125
	October 9, 2018	November 20, 2018	November 30, 2018	0.125
	October 9, 2018	December 20, 2018	December 31, 2018	0.125
	January 8, 2019	January 18, 2019	January 31, 2019	0.125
	January 8, 2019	February 20, 2019	February 28, 2019	0.125
	January 8, 2019	March 20, 2019	March 29, 2019	0.125
	April 9, 2019	April 22, 2019	April 30, 2019	0.125
	April 9, 2019	May 22, 2019	May 31, 2019	0.125
	April 9, 2019	June 19, 2019	June 28, 2019	0.125

		Nine Months Ended June 30, 2019:		$1.125

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the nine months ended June 30, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2024 Term Preferred Share(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125
	January 9, 2018	January 22, 2018	January 31, 2018	0.125
	January 9, 2018	February 16, 2018	February 28, 2018	0.125
	January 9, 2018	March 20, 2018	March 30, 2018	0.125
	April 10, 2018	April 20, 2018	April 30, 2018	0.125
	April 10, 2018	May 22, 2018	May 31, 2018	0.125
	April 10, 2018	June 20, 2018	June 29, 2018	0.125

		Nine Months Ended June 30, 2018:		$1.141667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2019 and September 30, 2018. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our Consolidated Statements of Operations as of the ex-dividend date.

The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of June 30, 2019 and September 30, 2018 was $53.2 million and $52.7 million, respectively. We consider the trading price of our mandatorily redeemable preferred stock to be a Level 1 input within the fair value hierarchy.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2019, we had the ability to issue up to an additional $287.0 million in securities under the registration statement.

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

In February 2019, we terminated the Cantor Sales Agreement and entered into a new equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the nine months ended June 30, 2019, we sold 1,399,673 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.31 per share and raised $13.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $12.8 million. As of June 30, 2019, we had a remaining capacity to sell up to an additional $37.0 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$8,856	$12,093	$14,478	$28,557
Denominator for basic and diluted weighted average common shares	29,491,285	27,134,305	28,876,197	26,788,172

Basic and diluted net increase in net assets resulting from operations per common share	$0.30	$0.45	$0.50	$1.07

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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07
	January 8, 2019	January 18, 2019	January 31, 2019	0.07
	January 8, 2019	February 20, 2019	February 28, 2019	0.07
	January 8, 2019	March 20, 2019	March 29, 2019	0.07
	April 9, 2019	April 22, 2019	April 30, 2019	0.07
	April 9, 2019	May 22, 2019	May 31, 2019	0.07
	April 9, 2019	June 19, 2019	June 28, 2019	0.07

		Nine Months Ended June 30, 2019:		$0.63

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07
	January 9, 2018	January 22, 2018	January 31, 2018	0.07
	January 9, 2018	February 16, 2018	February 28, 2018	0.07
	January 9, 2018	March 20, 2018	March 30, 2018	0.07
	April 10, 2018	April 20, 2018	April 30, 2018	0.07
	April 10, 2018	May 22, 2018	May 31, 2018	0.07
	April 10, 2018	June 20, 2018	June 29, 2018	0.07

		Nine Months Ended June 30, 2018:		$0.63

Aggregate distributions declared and paid to our common stockholders were approximately $18.2 million and $16.9 million for the nine months ended June 30, 2019 and 2018, respectively, and were declared based on estimates of investment company taxable income for the respective fiscal years. For the fiscal year ended September 30, 2018, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid in fiscal year 2019 as having been paid in the respective prior year.

For the nine months ended June 30, 2019 and the fiscal year ended September 30, 2018, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2019	Year Ended September 30, 2018
Undistributed net investment income	$309	$(366)
Accumulated net realized losses	655	27,131
Capital in excess of par value	(964)	(26,765)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2019 and September 30, 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we will enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow in order to be used to satisfy potential obligations as stipulated in the sales agreements. We record escrow amounts in restricted cash and cash equivalents on our accompanying Consolidated Statements of Assets and Liabilities. We establish a reserve against the escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not be ultimately received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of June 30, 2019 and September 30, 2018.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2019 and September 30, 2018 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2019 and September 30, 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30,	September 30,
	2019	2018
Unused line of credit commitments	$14,100	$5,350
Delayed draw term loans	11,160	3,910
Uncalled capital commitment	843	843

Total	$26,103	$10,103

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Per Common Share Data:
Net asset value at beginning of period(A)	$8.11	$8.62	$8.32	$8.40

Income from operations(B)
Net investment income	0.21	0.22	0.63	0.64
Net realized and unrealized gain (loss) on investments	0.10	0.23	(0.12)	0.43
Net realized and unrealized gain (loss) on other	(0.01)	—	(0.01)	—

Total from operations	0.30	0.45	0.50	1.07

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.19)	(0.21)	(0.61)	(0.63)
Return of capital	(0.02)	—	(0.02)	—

Total distributions	(0.21)	(0.21)	(0.63)	(0.63)

Capital share transactions(B)
Offering costs for issuance of common stock	(0.01)	(0.01)	(0.01)	(0.01)
Anti-dilutive effect of common stock issuance(D)	0.04	0.01	0.05	0.03

Total capital share transactions	0.03	—	0.04	0.02

Net asset value at end of period(A)	$8.23	$8.86	$8.23	$8.86

Per common share market value at beginning of period	$9.01	$8.60	$9.50	$9.50
Per common share market value at end of period	9.38	9.00	9.38	9.00
Total return(E)	6.46%	7.13%	5.90%	1.52%
Common stock outstanding at end of period(A)	29,904,418	27,660,432	29,904,418	27,660,432
Statement of Assets and Liabilities Data:
Net assets at end of period	$246,223	$244,951	$246,223	$244,951
Average net assets(F)	241,924	237,811	235,985	230,426
Senior Securities Data:
Borrowings under Credit Facility, at cost	59,300	117,000	59,300	117,000
Mandatorily redeemable preferred stock, at liquidation preference	51,750	51,750	51,750	51,750
Long term debt	57,500	—	57,500	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	11.03%	10.74%	10.79%	9.92%
Ratio of net investment income to average net assets – annualized(I)	10.27%	10.08%	10.29%	9.94%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	The anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 11.12% and 11.41% for the three and nine months ended June 30, 2019, respectively, and 10.42% for the nine months ended June 30, 2018. We did not receive any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser during the three months ended June 30, 2018.

(I)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 10.19% and 9.68% for the three and nine months ended June 30, 2019, respectively, and 9.45% for the nine months ended June 30, 2018. We did not receive any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser during the three months ended June 30, 2018.

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

We had one unconsolidated subsidiary, LWO Acquisitions Company LLC, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the nine month periods ended June 30, 2019 and 2018. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the nine months ended June 30, 2019 and 2018 for our unconsolidated significant subsidiary.

	Nine Months Ended June 30,
Income Statement	2019	2018
Net sales	$13,380	$17,299
Gross profit	1,386	2,562
Net loss	(3,509)	(1,583)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In July 2019, our debt investment in PIC 360, LLC was repaid at par for net proceeds of $2.6 million.

In August 2019, we invested an additional $5.0 million in Sea Link International IRB, Inc, an existing portfolio company, through secured second lien debt.

Distributions and Dividends

In July 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series 2024 Term Preferred Stock
July 22, 2019	July 31, 2019	$0.07	$0.125
August 20, 2019	August 30, 2019	0.07	0.125
September 17, 2019	September 30, 2019	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2018. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2019, our investment portfolio was made up of approximately 90.0% debt investments and 10.0% equity investments, at cost.

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

During the nine months ended June 30, 2019, we invested $111.2 million in 12 new portfolio companies and extended $11.2 million of investments to existing portfolio companies. In addition, during the nine months ended June 30, 2019, we exited nine portfolio companies through sales, early payoffs, or a merger. We received a total of $102.2 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the nine months ended June 30, 2019. This activity resulted in a net increase in our overall portfolio by three portfolio companies to 53 and a net decrease of $4.3 million in our portfolio at cost since September 30, 2018. From our initial public offering in August 2001 through June 30, 2019, we have made 526 different loans to, or investments in, 239 companies for a total of approximately $1.9 billion, before giving effect to principal repayments on investments and divestitures.

During the nine months ended June 30, 2019, the following significant transactions occurred:

Proprietary Investments

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

•

In December 2018, our investment in FDF was restructured upon its emergence from Chapter 11 bankruptcy protection. As part of the restructure, our existing $27.0 million debt investment in FDF was converted to $1.35 million of preferred equity and common equity units in a new entity, FES Resources Holdings, LLC (“FES Resources”). We also invested an additional $5.0 million in FES Resources through a combination of preferred equity and common equity units. In conjunction with the restructure, we recorded a net realized loss of $26.9 million associated with our investment in FDF.

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

•	In April 2019, we invested $35.0 million in ENET Holdings, LLC through secured first lien debt. In May 2019, we sold $6.0 million of our investment in ENET Holdings, LLC.

•	In May 2019, we invested $10.0 million in Phoenix Aromas Holdings, LLC through secured second lien debt.

•	In May 2019, one of our fund investments, FedCap Partners, LLC, sold its final investment and we recognized a realized loss of $0.8 million.

•

In May 2019, our investment in IA Tech, LLC paid off, which resulted in a prepayment fee of $0.9 million. In connection with the payoff, we received net cash proceeds of $30.9 million, including the repayment of our debt investment of $30.0 million at par.

Syndicated Investments

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, our investment in Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $1.0 million in CPM Holdings, Inc. through secured second lien debt.

•	In February 2019, we invested $3.3 million in DiscoverOrg, LLC through secured second lien debt.

•	In April 2019, we invested $5.0 million in Drive Chassis Holdco, LLC through secured second lien debt.

•	In June 2019, we invested $5.0 million in Tailwind Smith Cooper Intermediate Corporation through secured second lien debt.

•	In June 2019, we invested $3.0 million in United PF Holdings, LLC through secured second lien debt.

•	In June 2019, our investment in GOBP Holdings, Inc. paid off at par for net proceeds of $2.0 million.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. In September 2017, we issued 2.1 million shares of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) at a public offering price of $25 per share, for gross proceeds of $51.8 million. In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”). Additionally, during the nine months ended June 30, 2019, we sold 1,402,438 shares of our common stock under our at-the-market (“ATM”) programs at a weighted-average price of $9.31 per share and raised $13.1 million of gross proceeds. During the year ended September 30, 2018, we sold 2,341,296 shares of our common stock under our ATM program at a weighted-average price of $9.39 per share and raised $22.0 million of gross proceeds. Refer to “Liquidity and Capital Resources — Revolving Credit Facility” for further discussion of the Credit Facility, “Liquidity and Capital Resources — Notes Payable” for further discussion of our public debt, and “Liquidity and Capital Resources — Equity” for further discussion of our common stock and mandatorily redeemable preferred stock.

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

On June 30, 2019, the closing market price of our common stock was $9.38, a 14.0% premium to our June 30, 2019 NAV per share of $8.23.

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

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150% effective as of April 10, 2019, one year after the date of the Board of Directors’ approval. Under the 200% asset coverage standard in effect prior to April 10, 2019, we were able to borrow debt or issue senior securities in the amount of $1.00 for every $1.00 of equity in the Company. Starting from April 10, 2019, under the 150% asset coverage standard, we may borrow debt or issue senior securities in the amount of $2.00 for every $1.00 of equity in the Company. Notwithstanding the modified asset coverage requirement under the 1940 Act described above, we are separately subject to a minimum asset coverage requirement of 200% with respect to our Series 2024 Term Preferred Stock.

As of June 30, 2019, our asset coverage on our “senior securities representing indebtedness” was 349.3% and our asset coverage on our “senior securities that are stock” was 242.7%.

Recent Developments

Distributions and Dividends

In July 2019, our Board of Directors declared the following monthly distributions to common stockholders and monthly dividends to preferred stockholders:

Record Date	Payment Date	Distribution per Common Share	Dividend per Share of Series 2024 Term Preferred Stock
July 22, 2019	July 31, 2019	$0.07	$0.125
August 20, 2019	August 30, 2019	0.07	0.125
September 17, 2019	September 30, 2019	0.07	0.125

	Total for the Quarter:	$0.21	$0.375

Portfolio and Investment Activity

In July 2019, our debt investment in PIC 360, LLC was repaid at par for net proceeds of $2.6 million.

In August 2019, we invested an additional $5.0 million in Sea Link International IRB, Inc, an existing portfolio company, through secured second lien debt.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one month LIBOR, we expect that there should be minimal impact on our operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2019, to the Three Months Ended June 30, 2018

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,162	$11,435	$(273)	(2.4)%
Success fee, dividend, and other income	1,724	944	780	82.6

Total investment income	12,886	12,379	507	4.1

EXPENSES
Base management fee	1,772	1,801	(29)	(1.6)
Loan servicing fee	1,267	1,294	(27)	(2.1)
Incentive fee	1,543	1,499	44	2.9
Administration fee	288	310	(22)	(7.1)
Interest expense on borrowings and notes payable	2,088	1,556	532	34.2
Dividend expense on mandatorily redeemable preferred stock	776	776	—	—
Amortization of deferred financing fees	344	237	107	45.1
Other expenses	512	466	46	9.9

Expenses, before credits from Adviser	8,590	7,939	651	8.2
Credit to base management fee – loan servicing fee	(1,267)	(1,294)	27	(2.1)
Credits to fees from Adviser—other	(650)	(262)	(388)	148.1

Total expenses, net of credits	6,673	6,383	290	4.5

NET INVESTMENT INCOME	6,213	5,996	217	3.6

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	(807)	199	(1,006)	(505.5)
Net unrealized appreciation (depreciation) of investments	3,623	5,898	(2,275)	(38.6)
Net unrealized depreciation (appreciation) of other	(173)	—	(173)	NM

Net gain (loss) from investments and other	2,643	6,097	(3,454)	(56.7)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,856	$12,093	$(3,237)	(26.8)%

NM = Not Meaningful

Investment Income

Interest income decreased by 2.4% for the three months ended June 30, 2019, as compared to the prior year period. The decrease was due to a decrease in the weighted average principal balance of our interest-bearing investment portfolio, which was $379.9 million for the three months ended June 30, 2019, compared to $389.1 million for the three months ended June 30, 2018, a decrease of $9.2 million, or 2.4%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which was 11.8% for both the three months ended June 30, 2019 and 2018, inclusive of any allowances on interest receivables made during those periods.

As of June 30, 2019, two portfolio companies, Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio. As of June 30, 2018, one portfolio company, Sunshine Media Holdings (“Sunshine”), was on non-accrual status, with an aggregate debt cost basis of approximately $22.6 million, or 5.5% of the cost basis of all debt investments in our portfolio.

Success fee, dividend, and other income increased by $0.8 million during the three months ended June 30, 2019, as compared to the prior year period primarily due to a prepayment penalty received associated with the exit of IA Tech, LLC and success fees received from Vision Government Solutions, Inc., as well as dividend income received from other portfolio companies.

As of June 30, 2019 and September 30, 2018, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $0.3 million, or 4.5%, for the three months ended June 30, 2019 as compared to the prior year period. This increase was primarily due to a $0.5 million increase in interest expense on borrowings and notes payable, partially offset by a $0.4 million increase in credits from the Adviser resulting from new investments made during the three months ended June 30, 2019.

Interest expense increased by 34.2% during the three months ended June 30, 2019, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018. We incurred $0.9 million in interest expense related to the 2023 Notes during the quarter ended June 30, 2019 versus no such amounts in the prior year period. The weighted average balance outstanding on our Credit Facility decreased during the three months ended June 30, 2019 compared to the prior year period with the issuance of the 2023 Notes. The weighted average balance outstanding on our Credit Facility during the three months ended June 30, 2019 was $69.1 million, as compared to $121.7 million in the prior year period, a decrease of 43.2%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 7.0% during the three months ended June 30, 2019, compared to 5.1% during the prior year period. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period and an increase in unused commitment fees paid in the current year period, partially offset by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The net base management fee earned by the Adviser decreased by $0.4 million, or 23.8%, during the three months ended June 30, 2019, as compared to the prior year period, resulting from a decrease in average total assets subject to the base management fee and an increase in credits from the Adviser year over year.

The income-based incentive fee increased by $44 thousand, or 2.9%, for the three months ended June 30, 2019, as compared to the prior year period, due to higher pre-incentive fee net investment income and an increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser of $51 thousand to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended June 30, 2019. There was no incentive fee credit during the three months ended June 30, 2018.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2019	2018
Average total assets subject to base management fee(A)	$405,029	$411,657
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,772	$1,801
Portfolio company fee credit	(484)	(170)
Syndicated loan fee credit	(115)	(92)

Net Base Management Fee	$1,173	$1,539

Loan servicing fee(B)	1,267	1,294
Credit to base management fee – loan servicing fee(B)	(1,267)	(1,294)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,543	1,499
Incentive fee credit	(51)	—

Net Incentive Fee	$1,492	$1,499

Portfolio company fee credit	(484)	(170)
Syndicated loan fee credit	(115)	(92)
Incentive fee credit	(51)	—

Credits to Fees From Adviser – other(B)	$(650)	$(262)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended June 30, 2019, we recorded a net realized loss on investments of $0.8 million, which resulted primarily from the loss recognized on our investment in FedCap Partners, LLC in May 2019. For the three months ended June 30, 2018, we recorded a net realized gain on investments of $0.2 million.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $3.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2019, were as follows:

	Three Months Ended June 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Alloy Die Casting Co.	$—	$3,782	$—	$3,782
Arc Drilling Holdings LLC	—	853	—	853
Defiance Integrated Technologies, Inc.	—	697	—	697
LDiscovery, LLC	—	670	—	670
Leeds Novamark Capital I, L.P.	—	417	—	417
The Mochi Ice Cream Company	—	407	—	407
Vision Government Solutions, Inc.	—	380	—	380
GFRC Holdings, LLC	—	372	—	372
FedCap Partners, LLC	(814)	—	833	19
AG Transportation Holdings, LLC	—	(272)	—	(272)
Imperative Holdings Corporation	—	(278)	—	(278)
NetFortris Corp.	—	(355)	—	(355)
Antenna Research Associates, Inc.	—	(366)	—	(366)
Meridian Rack & Pinion, Inc.	—	(414)	—	(414)
IA Tech, LLC	—	—	(450)	(450)
LWO Acquisitions Company LLC	—	(985)	—	(985)
Lignetics, Inc.	—	(1,475)	—	(1,475)
Other, net (<$250)	7	(157)	(36)	(186)

Total:	$(807)	$3,276	$347	$2,816

The primary driver of net unrealized appreciation of $3.6 million for the three months ended June 30, 2019 was the improvement in the financial and operational performance of several portfolio companies, which most notably resulted in unrealized appreciation of Alloy Die Casting Co. of $3.8 million, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies.

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

The primary driver of net unrealized appreciation for the three months ended June 30, 2018 was improvement in the financial and operational performance of certain portfolio companies, most notably FDF and Edge Adhesives Holdings, Inc. (“Edge”), partially offset by the decline in the performance of certain of our other portfolio companies.

Net Unrealized Appreciation of Other

During the three months ended June 30, 2019, we recorded $0.2 million of unrealized appreciation on our Credit Facility at fair value. No such amounts were recorded during the three months ended June 30, 2018.

Comparison of the Nine Months Ended June 30, 2019, to the Nine Months Ended June 30, 2018

	For the Nine Months Ended June 30,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$33,950	$33,105	$845	2.6%
Success fee, dividend, and other income	3,367	1,219	2,148	176.2

Total investment income	37,317	34,324	2,993	8.7

EXPENSES
Base management fee	5,424	5,261	163	3.1
Loan servicing fee	3,762	3,754	8	0.2
Incentive fee	4,286	4,082	204	5.0
Administration fee	959	894	65	7.3
Interest expense on borrowings and notes payable	6,071	4,356	1,715	39.4
Dividend expense on mandatorily redeemable preferred stock	2,328	2,328	—	—
Amortization of deferred financing fees	985	777	208	26.8
Other expenses	1,592	1,573	19	1.2

Expenses, before credits from Adviser	25,407	23,025	2,382	10.3
Credits to base management fee – loan servicing fee	(3,762)	(3,754)	(8)	0.2
Credits to fees from Adviser – other	(2,544)	(2,133)	(411)	19.3

Total expenses, net of credits	19,101	17,138	1,963	11.5

NET INVESTMENT INCOME	18,216	17,186	1,030	6.0

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	(25,368)	1,097	(26,465)	(2,412.5)
Net realized gain (loss) on other	—	(133)	133	(100.0)
Net unrealized appreciation (depreciation) of investments	21,803	10,292	11,511	111.8
Net unrealized depreciation (appreciation) of other	(173)	115	(288)	(250.4)

Net gain (loss) from investments and other	(3,738)	11,371	(15,109)	(132.9)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,478	$28,557	$(14,079)	(49.3)%

Investment Income

Interest income increased by 2.6% for the nine months ended June 30, 2019, as compared to the prior year period. The increase was due primarily to an increase in the weighted average yield on our interest bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.0% for the nine months ended June 30, 2019, compared to 11.8% for the nine months ended June 30, 2018, inclusive of any allowances on interest receivables made during those periods. The weighted average principal balance of our interest-bearing investment portfolio remained relatively flat for the nine months ended June 30, 2019, as compared to the nine months ended June 30, 2018.

As of June 30, 2019, two portfolio companies, Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio. As of June 30, 2018, one portfolio company, Sunshine, was on non-accrual status, with an aggregate debt cost basis of approximately $22.6 million, or 5.5% of the cost basis of all debt investments in our portfolio.

Success fee, dividend, and other income increased by $2.1 million during the nine months ended June 30, 2019, as compared to the prior year period primarily due to prepayment penalties received associated with the exits of IA Tech, LLC and Merlin International, Inc., success fees received from Vision Government Solutions, Inc. and Merlin International, Inc., and dividend income received from other portfolio companies.

As of June 30, 2019, and September 30, 2018, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.0 million, or 11.5%, for the nine months ended June 30, 2019 as compared to the prior year period. This increase was primarily due to a $1.7 million increase in interest expense on borrowings and notes payable.

Interest expense increased by 39.4% during the nine months ended June 30, 2019, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018. We incurred $2.3 million in interest expense related to the 2023 Notes during the nine months ended June 30, 2019 versus no such amounts in the prior year period. The weighted average balance outstanding on our Credit Facility decreased during the nine months ended June 30, 2019, compared to the prior year period, with the issuance of the 2023 Notes. The weighted average balance outstanding on our Credit Facility during the nine months ended June 30, 2019 was $77.2 million, as compared to $116.0 million in the prior year period, a decrease of 33.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 6.5% during the nine months ended June 30, 2019, compared to 5.0% during the prior year period. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period and an increase in unused commitment fees paid in the current year period, offset by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The income-based incentive fee increased by $0.2 million, or 5.0%, for the nine months ended June 30, 2019, as compared to the prior year period as the increase in pre-incentive fee net investment income more than offset the increase in net assets, which drives the hurdle, over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser totaling $1.1 million and $0.9 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the nine months ended June 30, 2019 and 2018, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2019	2018
Average total assets subject to base management fee(A)	$413,257	$400,838
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%

Base management fee(B)	$5,424	$5,261
Portfolio company fee credit	(1,169)	(1,001)
Syndicated loan fee credit	(290)	(276)

Net Base Management Fee	$3,965	$3,984

Loan servicing fee(B)	3,762	3,754
Credits to base management fee – loan servicing fee(B)	(3,762)	(3,754)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	4,286	4,082
Incentive fee credit	(1,085)	(856)

Net Incentive Fee	$3,201	$3,226

Portfolio company fee credit	(1,169)	(1,001)
Syndicated loan fee credit	(290)	(276)
Incentive fee credit	(1,085)	(856)

Credit to Fees From Adviser – other(B)	$(2,544)	$(2,133)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the nine months ended June 30, 2019, we recorded a net realized loss on investments of $25.4 million due primarily to the restructuring of our investment in FDF in December 2018, which resulted in a $26.9 million realized loss, partially offset by the sale of our investment in United Flexible, Inc. in February 2019 for a $2.1 million realized gain.

For the nine months ended June 30, 2018, we recorded a net realized gain on investments of $1.1 million, which resulted primarily from the sale of our investment in Flight Fit N Fun LLC in October 2017 for a $0.6 million realized gain.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended June 30, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $21.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2019, were as follows:

	Nine Months Ended June 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Alloy Die Casting Co.	$—	$7,419	$—	$7,419
Targus Cayman HoldCo, Ltd.	—	1,388	—	1,388
Vision Government Solutions, Inc.	—	1,218	—	1,218
Leeds Novamark Capital I, L.P.	—	1,052	—	1,052
The Mochi Ice Cream Company	—	964	—	964
GFRC Holdings, LLC	—	951	—	951
Defiance Integrated Technologies, Inc.	—	931	—	931
PIC 360, LLC	—	717	—	717
LDiscovery, LLC	—	559	—	559
Precision International, LLC	—	493	—	493
Vacation Rental Pros Property Management, LLC	—	344	—	344
Canopy Safety Brands, LLC	—	326	—	326
Lignetics, Inc.	—	321	—	321
AG Transportation Holdings, LLC	—	307	—	307
Impact! Chemical Technologies, Inc.	—	(619)	647	28
FedCap Partners, LLC	(814)	—	833	19
Belnick, Inc.	—	(200)	—	(200)
Imperative Holdings Corporation	—	(205)	—	(205)
United Flexible, Inc.	2,115	50	(2,387)	(222)
Travel Sentry, Inc.	—	(257)	—	(257)
R2i Holdings, LLC	—	(348)	—	(348)
EL Academies, Inc.	—	(439)	—	(439)
NetFortris Corp.	—	(449)	—	(449)
Antenna Research Associates, Inc.	—	(509)	—	(509)
Merlin International, Inc.	—	(600)	—	(600)
IA Tech, LLC	—	(450)	(450)	(900)
Meridian Rack & Pinion, Inc.	—	(1,035)	—	(1,035)
Edge Adhesives Holdings, Inc.	—	(2,614)	—	(2,614)
LWO Acquisitions Company LLC	—	(6,207)	—	(6,207)
Francis Drilling Fluids, Ltd.	(26,872)	—	20,379	(6,493)
Other, net (<$250)	203	(174)	(153)	(124)

Total:	$(25,368)	$2,934	$18,869	$(3,565)

The largest driver of our net unrealized appreciation of $21.8 million for the nine months ended June 30, 2019 was the reversal of previously recorded unrealized depreciation upon the restructure of FDF. This appreciation was partially offset by the decline in the financial and operational performance of LWO Acquisitions Company LLC.

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

The largest driver of our net unrealized appreciation for the nine months ended June 30, 2018 was an improvement in financial and operational performance of certain portfolio companies, most notably FDF and Edge, partially offset by the decline in the performance of certain of our other portfolio companies.

Net Unrealized (Appreciation) Depreciation of Other

During the nine months ended June 30, 2019, we recorded $0.2 million of unrealized appreciation on our Credit Facility at fair value versus $0.1 million of unrealized depreciation on our Credit Facility at fair value during the nine months ended June 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility and notes payable, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses. Net cash used in operating activities for the nine months ended June 30, 2019 was $1.0 million, compared to $22.1 million for the nine months ended June 30, 2018. The change was primarily driven by an increase in principal repayments on investments and an increase in realized loss on investments, partially offset by an increase in purchases of investments, period over period. Principal repayments from sales were $98.6 million during the nine months ended June 30, 2019, compared to $57.1 million during the nine months ended June 30, 2018. The realized loss on investments was $25.4 million during the nine months ended June 30, 2019, compared to a realized gain of $1.1 million during the nine months ended June 30, 2018.

As of June 30, 2019, we had loans to, syndicated participations in or equity investments in 53 companies, with an aggregate cost basis of approximately $423.2 million. As of June 30, 2018, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $453.7 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2019 and 2018:

	Nine Months Ended June 30,
	2019	2018
Beginning investment portfolio, at fair value	$390,046	$352,373
New investments	111,168	67,436
Disbursements to existing portfolio companies	11,156	29,084
Scheduled principal repayments on investments	(3,949)	(5,528)
Unscheduled principal repayments on investments	(94,640)	(51,568)
Net proceeds from sale of investments	(3,645)	(1,301)
Net unrealized appreciation of investments	2,934	11,562
Reversal of prior period depreciation (appreciation) of investments on realization	18,869	(1,270)
Net realized gain (loss) on investments	(25,395)	600
Increase in investments due to PIK(A)	1,422	3,454
Net change in premiums, discounts and amortization	(407)	46

Investment Portfolio, at Fair Value	$407,559	$404,888

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2019:

		Amount
For the remaining three months ending September 30:	2019	$7,683
For the fiscal years ending September 30:	2020	25,551
	2021	71,596
	2022	73,518
	2023	77,006
	Thereafter	126,738

	Total contractual repayments	$382,092
	Adjustments to cost basis of debt investments	(1,085)
	Investments in equity securities	42,169

	Investments held as of June 30, 2019 at Cost:	$423,177

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2019 was $0.8 million, which consisted primarily of $50.7 million in net repayments on our Credit Facility and $18.2 million in distributions to common shareholders, partially offset by $57.5 million in gross proceeds from the issuance of long term debt and $12.9 million in proceeds from the issuance of common stock.

Net cash provided by financing activities for the nine months ended June 30, 2018 was $19.5 million, which consisted primarily of $24.0 million in net borrowings on our Credit Facility and $13.7 million in proceeds from the issuance of common stock, net of underwriting costs, partially offset by $16.9 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required, among other requirements, to distribute to our stockholders on an annual basis at least 90.0% of our investment company taxable income plus the excess of our net short-term capital gains over net long-term capital losses (“Investment Company Taxable Income”), determined without regard to the dividends paid deduction. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the nine months ended June 30, 2019 and 2018, which totaled an aggregate of $18.2 million and $16.9 million, respectively. In July 2019, our Board of Directors declared a monthly distribution of $0.07 per common share for each of July, August, and September 2019. Our Board of Directors declared these distributions to our stockholders based on our estimates of our investment company taxable income for the fiscal year ending September 30, 2019.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.125 per share of our Series 2024 Term Preferred Stock for each of the nine months ended June 30, 2019. In July 2019, our Board of Directors declared monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each of July, August, and September 2019. In accordance with GAAP, we treat these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.

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

Equity

Registration Statement

Our registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2019, we had the ability to issue up to an additional $287.0 million in securities under the registration statement.

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

In February 2019, we terminated the Cantor Sales Agreement and entered into a new equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the nine months ended June 30, 2019, we sold 1,399,673 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.31 per share and raised $13.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $12.8 million. As of June 30, 2019, we had a remaining capacity to sell up to an additional $37.0 million of our common stock under the Jefferies Sales Agreement.

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

On June 30, 2019, the closing market price of our common stock was $9.38, a 14.0% premium to our June 30, 2019 NAV per share of $8.23.

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

The shares of our Series 2024 Term Preferred Stock are traded under the ticker symbol “GLADN” on the Nasdaq Global Select Market. Our Series 2024 Term Preferred Stock is not convertible into our common stock or any other security and provides for a fixed dividend equal to 6.00% per year, payable monthly (which equates in total to approximately $3.1 million per year). We are required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally be required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we fail to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which is currently only our Series 2024 Term Preferred Stock) and the failure remains for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of June 30, 2019 was 242.7%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We may also voluntarily redeem all or a portion of the Series 2024 Term Preferred Stock at our option at the Redemption Price at any time after September 30, 2019. If we fail to redeem our Series 2024 Term Preferred Stock pursuant to the mandatory redemption required on September 30, 2024, or in any other circumstance in which we are required to mandatorily redeem our Series 2024 Term Preferred Stock, then the fixed dividend rate will increase by 4.0% for so long as such failure continues. As of June 30, 2019, we have not redeemed, nor have we been required to redeem, any shares of our outstanding Series 2024 Term Preferred Stock.

Revolving Credit Facility

On July 10, 2019, we, through Gladstone Business Loan, LLC (“Business Loan”), entered into Amendment No. 5 to our Credit Facility with KeyBank National Association (“KeyBank”), which (i) reduced our minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), (ii) amended the excess concentration limits definition to decrease the limit for non-first lien loans from 60% to 50% under certain circumstances and (iii) amended the distributions covenant to allow a distribution to be applied towards the redemption of our Series 2024 Term Preferred Stock. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $268.0 million as of June 30, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $351.2 million, asset coverage on our “senior securities representing indebtedness” of 349.3% and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of June 30, 2019. As of June 30, 2019, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this quarterly report for additional information regarding our Credit Facility.

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

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our Consolidated Statements of Assets and Liabilities as of June 30, 2019.

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

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of June 30, 2019 and September 30, 2018, we had off-balance sheet success fee receivables on our accruing debt investments of $6.1 million and $5.1 million (or approximately $0.20 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2019 and September 30, 2018 to be immaterial.

The following table shows our contractual obligations as of June 30, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$59,300	$—	$—	$59,300
Mandatorily Redeemable Preferred Stock	—	—	—	51,750	51,750
Notes Payable	—	—	57,500	—	57,500
Interest expense on debt obligations(C)	11,101	21,456	10,906	776	44,239

Total	$11,101	$80,756	$68,406	$52,526	$212,789

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $26.1 million, at cost, as of June 30, 2019.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility and 2023 Notes and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2019. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend payments through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2019 and September 30, 2018, representing approximately 87.5% and 92.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2019	2018
Highest	10.0	10.0
Average	6.7	6.7
Weighted Average	6.8	6.8
Lowest	1.0	0.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2019 and September 30, 2018, representing approximately 9.3% and 5.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2019	2018
Highest	6.0	6.0
Average	4.5	3.7
Weighted Average	4.5	4.0
Lowest	3.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2019 and September 30, 2018, representing approximately 3.2% and 2.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of June 30,	As of September 30,
Rating	2019	2018
Highest	5.0	5.0
Average	2.8	4.3
Weighted Average	3.1	4.7
Lowest	1.0	3.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of June 30, 2019, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.2%
Fixed rates	11.8

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2019 from that disclosed in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2019 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 5, 2019