Form 10-K
period 2019-09-30
GLADSTONE CAPITAL CORP
filed 2019-11-13
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 814-00237

GLADSTONE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

(703) 287-5800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GLAD	The Nasdaq Stock Market LLC
6.125% Notes due 2023, $25.00 par value per note	GLADD	The Nasdaq Stock Market LLC
5.375% Notes due 2024, $25.00 par value per note	GLADL	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 29, 2019, based on the closing price on that date of $9.01 on the Nasdaq Global Select Market, was $245,704,827. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 30,345,923 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 12, 2019.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2019.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2019

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to: (1) changes in the economy and the capital markets; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) the degree and nature of our competition; (8) our ability to maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”); and (9) those factors described in Item IA “Risk Factors” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the Securities and Exchange Commission (the “SEC”), including quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

In this Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts, except per share amounts, are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

ITEM 1.	BUSINESS

Overview

Organization

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, we have elected to be treated for tax purposes as a RIC under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”).

As of September 30, 2019, our shares of common stock and 6.00% Series 2024 Term Preferred Stock (the “Series 2024 Term Preferred Stock”) were traded on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GLAD” and “GLADN,” respectively, and our 6.125% Notes due 2023 (the “2023 Notes”) trade on Nasdaq under the trading symbol “GLADD.” On October 2, 2019, we voluntarily redeemed all outstanding shares of our Series 2024 Term Preferred Stock. On October 10, 2019, we issued $38.8 million of 5.375% Notes due 2024 (the “2024 Notes”), which trade on Nasdaq under the trading symbol “GLADL.”

Investment Adviser and Administrator

We are externally managed by the Adviser, an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by our affiliate, Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Each of the Adviser and Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and serve as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including, but not limited to: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is an SEC registered investment adviser under the 1940 Act. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., at 1521Westbranch Drive, McLean, Virginia 22102. The Adviser also has offices in other states.

Investment Objectives and Strategy

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging totaling between $8 million to $30 million. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2019, our investment portfolio was made up of approximately 90.7% debt investments and 9.3% equity investments, at cost.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Investment pursuant to the Co-Investment Order. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on the one month London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, and which may include a yield enhancement, such as a success fee or deferred interest provision and may include interest only with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of the business. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest. Typically, our equity investments consist of preferred or common stock, limited liability company interests, or warrants or options to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

Since our initial public offering in 2001 and through September 30, 2019, we have invested in over 240 different companies, while making 200 consecutive monthly or quarterly cash distributions to common stockholders. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:

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

Under the 1940 Act, we may not acquire any asset other than assets of the type listed in Section 55 of the 1940 Act, which are referred to as “qualifying assets” and generally include each of the investment types listed above, unless, at the time the acquisition is made, qualifying assets (other than certain assets related to our operations) represent at least 70.0% of our total assets. See “Regulation as a BDC—Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk, as compared to investment-grade debt instruments. In addition, many of the debt securities we hold may not amortize prior to maturity.

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred or common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our board of directors (the “Board of Directors”):

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

Investment Concentrations

As of September 30, 2019, our investment portfolio consisted of investments in 53 companies located in 25 states across 19 different industries with an aggregate fair value of $402.9 million. Our five largest investments at fair value as of September 30, 2019, totaled $135.5 million, or 33.6% of our total investment portfolio.

The following table outlines our investments by security type at September 30, 2019 and 2018:

	September 30, 2019				September 30, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$196,833	45.9%	$178,213	44.2%	$206,523	48.3%	$199,625	51.2%
Secured second lien debt	187,569	43.8	181,541	45.1	180,274	42.2	156,373	40.1
Unsecured debt	4,088	1.0	3,933	1.0	3,708	0.9	3,655	0.9

Total debt investments	388,490	90.7	363,687	90.3	390,505	91.4	359,653	92.2
Preferred equity	16,360	3.8	9,854	2.4	12,920	3.0	7,749	2.0
Common equity/equivalents	23,602	5.5	29,334	7.3	24,042	5.6	22,644	5.8

Total equity investments	39,962	9.3	39,188	9.7	36,962	8.6	30,393	7.8

Total Investments	$428,452	100.0%	$402,875	100.0%	$427,467	100.0%	$390,046	100.0%

Our investments at fair value consisted of the following industry classifications at September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/Conglomerate Service	$116,923	29.0%	$79,066	20.3%
Telecommunications	46,111	11.4	47,794	12.3
Healthcare, education and childcare	39,515	9.8	53,916	13.8
Oil and gas	35,051	8.7	50,172	12.9
Automobile	23,529	5.8	18,209	4.7
Diversified natural resources, precious metals and minerals	22,839	5.7	23,040	5.9
Diversified/Conglomerate Manufacturing	17,923	4.4	43,421	11.1
Cargo Transportation	15,225	3.8	15,164	3.9
Aerospace and Defense	15,164	3.8	616	0.1
Beverage, food and tobacco	12,486	3.1	13,727	3.5
Chemicals, Plastics and Rubber	11,448	2.8	1,500	0.4
Machinery	10,724	2.7	11,058	2.8
Home and Office Furnishings, Housewares and Durable Consumer Products	9,800	2.4	10,125	2.6
Hotels, Motels, Inns, and Gaming	7,209	1.8	6,337	1.6
Textiles and leather	6,104	1.5	6,556	1.7
Personal and non-durable consumer products	4,747	1.2	4,892	1.3
Buildings and real estate	3,410	0.9	2,455	0.6
Other, < 2.0%	4,667	1.2	1,998	0.5

Total Investments	$402,875	100.0%	$390,046	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada at September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$171,985	42.7%	$168,917	43.3%
West	118,078	29.3	114,286	29.3
Midwest	56,149	13.9	61,733	15.8
Northeast	49,914	12.4	37,589	9.7
Canada	6,749	1.7	7,521	1.9

Total Investments	$402,875	100.0%	$390,046	100.0%

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

•

Experienced Management. We typically require that the businesses in which we invest have experienced management teams. We also require the businesses to have proper incentives in place to induce management teams to succeed and align with our interests as an investor, including having significant equity or other interests in the financial performance of their respective companies.

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

After investment committee approval but prior to the closing of an investment, additional due diligence may be conducted on our behalf by attorneys, independent accountants, and other outside advisers, as appropriate.

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

Investment Structure

Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company, the private equity firm or ownership group controlling any prospective borrower, and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to the shareholders and management of the company. As discussed above, the capital classes through which we typically structure a deal include first lien secured debt, second lien secured debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:

•	seeking collateral or superior positions in the portfolio company’s capital structure where possible;

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital;

•	securing board observation rights at the portfolio company;

•	incorporating call protection into the investment structure where possible; and

•	making investments with an expected total return (including both interest and potential equity appreciation) that it believes compensates us appropriately for the credit risk of the investment.

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

Management Expertise

Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker and Marcotte, each of whom have a wealth of experience in our area of operation. Mr. Gladstone and Mr. Brubaker also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Mr. Gladstone and Mr. Marcotte both have over 25 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 15 years. Mr. Brubaker has over 25 years of experience in acquisitions and operations of companies. These three individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills. See the additional discussion regarding management of portfolio companies by our Adviser below under “—Ongoing Management of Investments and Portfolio Company Relationships.”

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

Longer Investment Horizon

Unlike private equity and private credit funds that are typically organized as finite-life partnerships (generally seven to ten years), we are not subject to standard periodic capital return requirements. These structures often force private equity funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are an exchange-traded corporation of perpetual duration. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe our management team’s broad expertise and years of combined experience enable the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to craft a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets.

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

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance, as defined in the 1940 Act, to our portfolio companies and provide other services (other than such managerial assistance) to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser as discussed below in “—Transactions with Related Parties—Investment Advisory and Management Agreement—Base Management Fee.” However, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies.

Gladstone Securities also provides other services (such as investment banking and due diligence services) to certain of our portfolio companies; see “—Transactions with Related Parties—Other Transactions” below.

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

•

Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Written valuation recommendations and supporting material are sent to the Board of Directors in advance of its quarterly meetings.

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

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the inherent uncertainty of determining these fair values, the fair value of our investments may fluctuate, from period to period. Our valuation policies, procedures and processes are more fully described in Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into the Advisory Agreement, which was subsequently amended in October 2015, as approved unanimously by our Board of Directors, including the unanimous approval of our independent directors, to reduce the base management fee payable to the Adviser effective July 1, 2015, as discussed further below. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the agreement or interested person of any such party, unanimously approved the renewal of the Advisory Agreement with the Adviser through August 31, 2020. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2019, 2018 and 2017) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our Fifth Amended and Restated Credit Agreement, with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender, as amended (our “Credit Facility”), are also 100% credited against the base management fee as discussed below, “—Loan Servicing Fee Pursuant to Credit Agreement.”

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our realized capital gains, less any realized capital losses and unrealized depreciation, as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate the cumulative aggregate realized capital gains and cumulative aggregate realized capital losses since our inception, and the entire portfolio’s aggregate unrealized capital depreciation, if any and excluding any unrealized capital appreciation, as of the date of the calculation. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference, between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2019, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

Additionally, in accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate unrealized capital depreciation included in the calculation of the capital gains-based incentive fee plus the aggregate unrealized capital appreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded or paid from our inception through September 30, 2019.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2019, 2018, and 2017, which credits totaled $1.5 million, $1.7 million, and $2.3 million, respectively.

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

Administration Agreement

We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief compliance officer, chief valuation officer and general counsel and secretary (who also serves as the Administrator’s president), and their respective staffs.

Our allocable portion of the Administrator’s expenses are generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, approved the renewal of the Administration Agreement through August 31, 2020.

Other Transactions

Mr. Gladstone also serves on the board of managers of our affiliate, Gladstone Securities, a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation. Gladstone Securities is 100% indirectly owned and controlled by Mr. Gladstone and has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional, and irrevocable credits against the base management fee or incentive fee. For additional information refer to Note 4—Related Party Transactions of our accompanying Notes to Consolidated Financial Statements.

Material U.S. Federal Income Tax Considerations

This is a general summary of certain material U.S. federal income tax considerations applicable to us, to our qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the ownership and disposition of our shares. This summary does not purport to be a complete description of all of the tax considerations relating thereto. In particular, we have not described certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws. This summary does not discuss any aspect of state, local or foreign tax laws, or the U.S. estate or gift tax.

RIC Status

To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90.0% of our taxable ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (“Investment Company Taxable Income”). We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:

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

•

Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities (other than U.S. government securities or the securities of other regulated investment companies) of (i) one issuer, (ii) two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses, and (iii) one or more qualified publicly-traded partnerships.

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at the regular corporate income tax rate and would be subject to any applicable state and local taxes, even if we distributed all of our Investment Company Taxable Income to our stockholders. We would not be able to deduct distributions to our stockholders, nor would we be required to make such distributions. Distributions would be taxable to our stockholders as ordinary dividend income to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction, if applicable. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as capital gain. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level U.S. federal income tax on any unrealized appreciation with respect to our assets unless we make a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.

Qualification as a RIC

If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to distribute) to our stockholders. We would, however, be subject to a 4.0% nondeductible federal excise tax if we do not distribute, actually or on a deemed basis, an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable. For the calendar years ended December 31, 2018, 2017, and 2016, we did not incur any excise taxes. As of September 30, 2019, our capital loss carryforward was $57.1 million.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2019, we recorded $0.1 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2019 totaled $0.8 million. As of September 30, 2019, we had four investments which had a PIK interest component and we recorded PIK interest income of $1.4 million during the year ended September 30, 2019.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for U.S. federal income tax purposes, distributions to our stockholders attributable to our Investment Company Taxable Income generally will be taxable as ordinary income to our stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as capital gain. Distributions of our long-term capital gains, reported by us as such, will be taxable to our stockholders as long-term capital gains regardless of the stockholder’s holding period of the stock and whether the distributions are paid in cash or invested in additional stock. Corporate U.S. stockholders generally are eligible for the 50% dividends received deduction with respect to dividends received from us, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

A RIC that has two or more classes of stock generally is required to allocate to each class proportionate amounts of each type of its income (such as ordinary income, capital gains, qualified dividend income and dividends qualifying for the dividends-received deduction) based upon the percentage of total distributions paid to each class for the tax year. Accordingly, we intend to allocate capital gain distributions, distributions of qualified dividend income, and distributions qualifying for the dividends-received deduction, if any, between our common shares and preferred shares in proportion to the total distributions paid to each class with respect to such tax year.

Any distribution declared by us in October, November or December of any calendar year, payable to our stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it were paid by us and received by our stockholders on December 31 of the previous year. In addition, we may elect (in accordance with Section 855(a) of the Code) to relate a distribution back to the prior taxable year if we (1) declare such distribution prior to the later of the extended due date for filing our return for that taxable year or the 15th day of the ninth month following the close of the taxable year, (2) make the election in that return, and (3) distribute the amount in the 12-month period following the close of the taxable year but not later than the first regular distribution payment of the same type following the declaration. Any such election will not alter the general rule that a stockholder will be treated as receiving a distribution in the taxable year in which the distribution is made, subject to the October, November, December rule described above.

If a common stockholder participates in our “opt in” dividend reinvestment plan, then the common stockholder will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash. The additional common shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. The plan agent purchases shares in the open market in connection with the obligations under the plan. We do not have a dividend reinvestment plan for our preferred stockholders.

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common or preferred stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income. Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are also subject to a 3.8% Medicare tax on, among other things, dividends on and capital gain from the sale or other disposition of shares of our stock.

Backup Withholding and Other Required Withholding

We may be required to withhold U.S. federal income tax, or backup withholding, from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (ii) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is provided to the IRS.

The Foreign Account Tax Compliance Act imposes a U.S. federal withholding tax on certain types of payments made to “foreign financial institutions” and certain other non-U.S. entities unless certain due diligence, reporting, withholding, and certification obligation requirements are satisfied.

Information Reporting

We will send to each of our U.S. stockholders, after the end of each calendar year, a notice providing, on a per share and per distribution basis, the amounts includible in the U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain, if any. In addition, the U.S. federal tax status of each year’s distributions will generally be reported to the IRS (including the amount of dividends, if any, eligible for the preferential rates applicable to long-term capital gains).

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

We intend to conduct our business so as to retain our status as a BDC. A BDC may use capital provided by public stockholders and from other sources to make long-term investments in private companies. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. In general, a BDC must have been organized and have its principal place of business in the U.S. and must be operated for the purpose of making investments in qualifying assets, as described in Sections 55(a)(1) through (a)(3) of the 1940 Act.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets, other than certain interests in furniture, equipment, real estate, or leasehold improvements (“Operating Assets”) represent at least 70.0% of total assets, exclusive of Operating Assets. The types of qualifying assets in which we may invest under the 1940 Act include the following:

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

As of September 30, 2019, 97.1% of our assets were qualifying assets.

Asset Coverage

Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.” In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act and as amended by the Small Business Credit Availability Act (the “SBCAA”), of at least 150%.

In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock would be restricted if our “senior securities representing indebtedness” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders would be restricted if our “senior securities that are stock” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution and accounting for such distribution). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering costs will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions.

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

Code of Ethics

We, and all of the Gladstone Companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on our website under “Corporate Governance” at www.GladstoneCapital.com.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2019 and all of calendar year 2020. As of October 31, 2019, the Adviser and the Administrator collectively had 70 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
20	Accounting, administration, compliance, human resources, legal and treasury
38	Investment management, portfolio management and due diligence

Available Information

We file with or furnish to the SEC copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information meeting the information requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and make such reports and any amendments thereto available free of charge through the investor relations section of our website at www.GladstoneCapital.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. If that happens, the trading price of our securities and the net asset value (“NAV”) of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	changes in interest rates and credit spreads;

•	the availability of credit, including the price, terms, and conditions under which it can be obtained;

•	the quality, pricing, and availability of suitable investments and credit losses with respect to our investments;

•	the ability to obtain accurate market-based valuations;

•	loan values relative to the value of the underlying assets;

•	default rates on the loans underlying our investments and the amount of related losses;

•	prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments and loans, and the timing and amount of servicer advances;

•	competition;

•	the actual and perceived state of the economy and public capital markets generally;

•	the impact of potential changes to the Code; and

•	the attractiveness of other types of investments relative to investments in lower middle market companies generally.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.

Given the volatility and dislocation that the capital markets have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. Additionally, volatility in the U.S. repo market may affect other financial markets worldwide. An inability to raise capital, and any required sale of our investments for liquidity purposes or failure of our portfolio companies to realize liquidity events, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Market interest rates may have an effect on the value of our securities.

One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. As a result, higher market interest rates could cause the market price of our securities to decrease.

Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.

Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing increases, affecting our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates makes it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board (the “Fed”) will raise rates at a gradual pace, or at all, nor can there be any assurance that markets will not adversely react to rate increases. An increase in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.

Conversely, if interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require our Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.

The majority of our portfolio companies are in industries that are directly impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to service our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our NAV.

Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Our portfolio includes a concentration of companies related to the oil and gas industry with the fair value of these investments representing approximately $35.1 million, or 8.7% of our total portfolio at fair value as of September 30, 2019. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Investments

We operate in a highly competitive market for investment opportunities.

There has been increased competitive pressure in the BDC and investment company marketplace for first and second lien secured debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in lower middle market companies. We compete with public and private buyout funds, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.

Investments in lower middle market companies are subject to a number of significant risks including the following:

•

Lower middle market companies are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions are more likely to have a material adverse effect on them and the end markets in which they operate. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•

Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2019, loans to two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio. While we are working with these portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in some of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•

Lower middle market companies typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are lower middle market businesses, they will tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, or technical personnel.

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

•

Lower middle market companies are more likely to be dependent on one or two persons. Typically, the success of a lower middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on our certain of our portfolio companies and, in turn, on us.

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

•

Debt securities of lower middle market companies typically are not rated by a credit rating agency. Typically, a lower middle market private business cannot or will not expend the resources to have its debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below what is today considered “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

•

Lower middle market companies may be highly leveraged. Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

•

Lower middle market companies may operate in regulated industries or provide services to governments. Some of our portfolio companies may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms.

Because the majority of the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities that could adversely affect our determination of our NAV.

The majority of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available, based on the Policy. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, ICE Data Pricing and Reference Data, LLC provides estimates of fair value on our proprietary debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. For additional information on our valuation policies, procedures and processes, refer to Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Fair value measurements of our investments may involve subjective judgments and estimates and due to the inherent uncertainty of determining these fair values, the determination of fair value may fluctuate from period to period. Additionally, changes in the market environment and other events that may occur over the life of the investment may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities, and any investments that include OID or PIK interest may have unreliable valuations because their continuing accruals require ongoing judgments about the collectability of their deferred payments and the value of their underlying collateral. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which it is recorded.

Our NAV would be adversely affected if the fair value of our investments that are approved by our Board of Directors are higher than the values that we ultimately realize upon the disposal of such securities.

The valuation process for certain of our portfolio holdings creates a conflict of interest.

A substantial portion of our portfolio investments are made in the form of securities for which market quotations are not readily available. As a result, our Board of Directors determines the fair value of these securities in good faith pursuant to the Policy. In connection with that determination, the Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Gladstone, may result in a conflict of interest as the management fees that we pay the Adviser are based on our total assets less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

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

We anticipate that most of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we generally will not be involved in the day-to-day operations and decision making of our portfolio companies, even though we may have board observation rights and our debt agreement may contain certain restrictive covenants. As a result, we are and will remain subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2019, syndicated loans made up approximately 12.9% of our portfolio at cost, or $55.3 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five to seven years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of September 30, 2019, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 87.7% of loans at variable rates with floors and approximately 12.3% at fixed rates.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined. Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings. In addition, changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Fed, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question, and the future of LIBOR at this time is uncertain.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations.

We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

Our strategy, in part, includes making debt and minority equity investments in companies in connection with acquisitions, buyouts, and recapitalizations, which subjects us to the risks associated with change in control transactions. Change in control transactions often present a number of uncertainties. Companies undergoing change in control transactions often face challenges retaining key employees and maintaining relationships with customers and suppliers. While we hope to avoid many of these difficulties by participating in transactions where the management team is retained and by conducting thorough due diligence in advance of our decision to invest, if our portfolio companies experience one or more of these problems, we may not realize the value that we expect in connection with our investments, which would likely harm our operating results, financial condition, and cash flows.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies and/or we could be subject to lender liability claims.

We invest primarily in debt securities issued by our portfolio companies. In some cases portfolio companies will be permitted to have other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders thereof are entitled to receive payment of interest and principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. In addition, even though we have structured some of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt investments and subordinate all, or a portion, of our claims to that of other creditors. After repaying such senior creditors, such portfolio company may not have any remaining assets to use to repay its obligation to us. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business, in instances in which we exercised control over the borrower or as a result of actions taken in rendering significant managerial assistance. Furthermore, in the case of debt ranking equally with debt securities in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company.

Prepayments of our investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2019, we received unscheduled repayments of investments totaling $112.8 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2019, we had investments in 53 portfolio companies, of which there were five investments that comprised approximately $135.5 million, or 33.6% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As a result, a downturn in an industry in which we have invested a significant portion of our total assets could have a materially adverse effect on us. As of September 30, 2019, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 29.0%; telecommunications companies, representing 11.4%; and healthcare, education and childcare companies, representing 9.8%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

In the course of investing in and providing significant managerial assistance to certain of our portfolio companies, certain persons employed by the Adviser may serve as directors on the boards of such companies. To the extent that litigation arises out of our investments in these companies or otherwise, even if without merit, we or such employees may be named as defendants in such litigation, which could result in additional costs, including defense costs, and the diversion of management time and resources. Additionally, other litigations or claims against us or our personnel could result in additional costs, including defense costs, and the diversion of management time and resources. We may be unable to accurately estimate our exposure to litigation risk if we record balance sheet reserves for probable loss contingencies. As a result, any reserves we establish to cover any settlements or judgments may not be sufficient to cover our actual financial exposure, which may have a material impact on our results of operations, financial condition, or cash flows.

While we believe we would have valid defenses to potential claims brought due to our investment in any portfolio company, and will defend any such claims vigorously, we may nevertheless expend significant amounts of money in defense costs and expenses. Further, if we enter into settlements or suffer an adverse outcome in any litigation, we could be required to pay significant amounts. In addition, if any of our portfolio companies become subject to direct or indirect claims or other obligations, such as defense costs or damages in litigation or settlement, our investment in such companies could diminish in value and we could suffer indirect losses. Further, these matters could cause us to expend significant management time and effort in connection with assessment and defense of any claims.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2019, we had $66.9 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $190.0 million, with a revolving period end date of January 15, 2021. Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $270.1 million as of September 30, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150%, in accordance with Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2019, and as defined in the performance guaranty of our Credit Facility, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

The revolving period end date of our Credit Facility is January 15, 2021 (the “Revolving Period End Date”) and if our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before April 15, 2022. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $265.0 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all, including with respect to any LIBOR replacement rate. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

If we are unable to secure replacement financing, we may be forced to sell certain assets on disadvantageous terms, which may result in realized losses, and such realized losses could materially exceed the amount of any unrealized depreciation on these assets as of our most recent balance sheet date, which would have a material adverse effect on our results of operations. Such circumstances would also increase the likelihood that we would be required to redeem some or all of our outstanding mandatorily redeemable preferred stock, which could potentially require us to sell more assets. In addition to selling assets, or as an alternative, we may issue equity in order to repay amounts outstanding under our Credit Facility. Depending on the trading prices of our common stock, such an equity offering could have a substantial dilutive impact on our existing stockholders’ interest in our earnings, assets and voting interest in us. If we are not able to renew, extend or refinance our Credit Facility prior to its maturity, it could result in significantly higher interest rates and related charges and may impose significant restrictions on the use of borrowed funds to fund investments or maintain distributions to stockholders.

Our business plan is dependent upon external financing, which is constrained by the limitations of the 1940 Act.

We sold 1,843,943 and 2,341,296 common shares under our at-the-market program during the years ended September 30, 2019 and 2018, respectively. Additionally, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment, in November 2018. Most recently, in October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment. However, there can be no assurance that we will be able to raise capital through issuing equity or debt in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue “senior securities representing indebtedness” (including borrowings under our Credit Facility, our 2023 Notes and our 2024 Notes) and “senior securities that are stock” up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on such senior security immediately after each issuance of such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(2) of the 1940 Act, we are permitted, under specified conditions, to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then-current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount to NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share, as it generally has in previous years. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.” As a result, we would be prohibited from issuing convertible preferred stock to the extent that such a security was deemed to be a separate class of stock from our outstanding Series 2024 Term Preferred Stock.

We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage as permitted by the SBCAA, this potential will be further magnified. As of September 30, 2019, we incurred leverage through the Credit Facility, shares of our mandatorily redeemable preferred stock, and the 2023 Notes. In October 2019, we redeemed all oustanding shares of our mandatorily redeemable preferred stock and issued the 2024 Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(21.10)%	(12.56)%	(4.02)%	4.53%	13.07%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2019 by the assumed rates of return and subtracting all interest on our debt to be paid during the twelve months following September 30, 2019, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2019. Based on $426.1 million in total assets, $66.9 million drawn on our Credit Facility (at cost), $51.8 million in aggregate liquidation preference of our Series 2024 Term Preferred Stock, $57.5 million in our 2023 Notes payable (at cost), and $249.3 million in net assets, each as of September 30, 2019.

Based on the outstanding balance on our Credit Facility of $66.9 million at cost, as of September 30, 2019, the effective annual interest rate of 5.6% as of that date, aggregate liquidation preference of our Series 2024 Term Preferred Stock of $51.8 million, and $57.5 million of 2023 Notes payable at cost, our investment portfolio at fair value would have had to produce an annual return of at least 2.5% to cover annual interest payments on the outstanding debt and dividends on our Series 2024 Term Preferred Stock.

A change in interest rates may adversely affect our profitability and our hedging strategy may expose us to additional risks.

We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income will depend upon the spread between the rate at which we borrow funds and the rate at which we loan these funds. An increase or decrease in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability if we have not appropriately hedged against such event. Alternatively, interest rate hedging arrangements may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio.

As of September 30, 2019, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 87.7% of loans at variable rates with floors and approximately 12.3% at fixed rates.

As of September 30, 2019, we did not have any hedging arrangement, such as interest rate hedges. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

Also, the fair value of certain of our debt investments is based, in part, on the current market yields or interest rates of similar securities. A change in interest rates could have a significant impact on our determination of the fair value of these debt investments. In addition, a change in interest rates could also have an impact on the fair value of any hedging arrangements then in effect that could result in the recording of unrealized appreciation or depreciation in future periods. Therefore, adverse developments resulting from changes in interest rates could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Refer to “Quantitative and Qualitative Disclosures About Market Risk” for additional information on interest rate fluctuations.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2019, we recognized $0.1 million of OID income and the unamortized balance of OID investments as of September 30, 2019 totaled $0.8 million. As of September 30, 2019, we had four investments which had a PIK interest component and we recorded PIK interest income of $1.4 million during the year ended September 30, 2019. We collected $0 in PIK interest in cash for the year ended September 30, 2019. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses.

If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business—Material U.S. Federal Income Tax Considerations—RIC Status” for additional information regarding asset coverage ratio and RIC requirements.

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

As a BDC, we may not acquire any assets other than qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets, exclusive of Operating Assets, are qualifying assets, as defined in Section 55(a) of the 1940 Act.

We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe to be attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at disadvantageous times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. Refer to “Business—Regulation as a BDC—Qualifying Assets” for additional information regarding qualifying assets.

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the local, state and federal levels. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations, or their interpretation, or any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business. For additional information regarding the regulations to which we are subject, see “Business—Material U.S. Federal Income Tax Considerations” and “Business—Regulation as a BDC.”

We are subject to restrictions that may discourage a change of control. Certain provisions contained in our articles of incorporation and Maryland law may prohibit or restrict a change of control and adversely impact the price of our common stock.

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

We may not be permitted to declare a dividend or make any distribution to stockholders or repurchase shares until such time as we satisfy the asset coverage tests under the provisions of the 1940 Act that apply to BDCs. As a BDC, we have the ability to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our debt at a time when such sales and/or repayments may be disadvantageous.

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities representing indebtedness,” including borrowing money from banks or other financial institutions or “senior securities that are stock,” such as our mandatorily redeemable preferred stock, only in amounts such that our asset coverage on each senior security, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy these tests. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Risks Related to Our External Management

We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, Terry Lee Brubaker and Robert L. Marcotte, and on the continued operations of the Adviser, for our future success.

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

The Adviser has the right to resign under the Advisory Agreement at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our common stock may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

The Adviser’s liability is limited under the Advisory Agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.

The Adviser has not assumed any responsibility to us other than to render the services described in the Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Adviser’s advice or recommendations. Pursuant to the Advisory Agreement, the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser will not be liable to us for their acts under the Advisory Agreement, absent willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Advisory Agreement. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Advisory Agreement or otherwise as an investment adviser for us, and not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties or by reason of the reckless disregard of their duties and obligations under the Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.

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

The Advisory Agreement entitles the Adviser to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation, net operating losses and certain other items) above a threshold return for that quarter. When calculating our incentive compensation, our pre-incentive fee net investment income excludes realized and unrealized capital losses that we may incur in the fiscal quarter, even if such capital losses result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. For additional information on incentive compensation under the Advisory Agreement with the Adviser, see “Business—Transactions with Related Parties.”

We may be required to pay the Adviser incentive compensation on income accrued, but not yet received in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $36.5 million as of September 30, 2019, at cost, which are all syndicated loan investments. For the year ended September 30, 2019, we recognized $0.1 million of OID income and the unamortized balance of OID investments as of September 30, 2019 totaled $0.8 million. As of September 30, 2019, we had four investments which had a PIK interest component and we recorded PIK interest income of $1.4 million during the year ended September 30, 2019. We collected $0 in PIK interest in cash for the year ended September 30, 2019.

The Adviser’s failure to identify and invest in securities that meet our investment criteria or perform its responsibilities under the Advisory Agreement would likely adversely affect our ability for future growth.

Our ability to achieve our investment objectives will depend on our ability to grow, which in turn will depend on the Adviser’s ability to identify and invest in securities that meet our investment criteria. Accomplishing this result on a cost-effective basis will be largely a function of the Adviser’s structuring of the investment process, its ability to provide competent and efficient services to us, and our access to financing on acceptable terms. The Adviser’s senior management team has substantial responsibilities under the Advisory Agreement. In order to grow, the Adviser will need to hire, train, supervise, and manage new employees successfully. Any failure to manage our future growth effectively would likely have a material adverse effect on our business, financial condition, and results of operations.

There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of each of the Gladstone Companies. Mr. Marcotte is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to us or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser.

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2019, our Board of Directors has approved the following types of co-investment transactions:

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

In the course of our investing activities, we will pay base management and incentive fees to the Adviser and will reimburse the Administrator for certain expenses it incurs. As a result, investors in our common stock will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through our investors themselves making direct investments. As a result of this arrangement, there may be times when the management team of the Adviser has interests that differ from those of our stockholders, giving rise to a conflict. In addition, as a BDC, we make available significant managerial assistance to our portfolio companies and provide other services to such portfolio companies. While, neither we nor the Adviser currently receives fees in connection with managerial assistance, the Adviser and Gladstone Securities have, at various times, provided other services to certain of our portfolio companies and received fees for these other services as discussed in “Business—Ongoing Management of Investments and Portfolio Company Relationships—Managerial Assistance and Services.”

The Adviser is not obligated to provide a credit of the base management fee or incentive fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

The Advisory Agreement provides for a base management fee based on our total assets and an incentive fee which consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. Our Board of Directors has historically accepted and may accept in the future quarterly or annual non-contractual, unconditional and irrevocable credits to reduce the annual base management fee. Further, our Board of Directors has accepted on a quarterly basis non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. Any waived fees may not be recouped by the Adviser in the future. However, the Adviser is not required to issue these or other credits of fees under the Advisory Agreement, and to the extent our investment portfolio grows in the future, we expect these management and incentive fees will increase. If the Adviser does not issue these credits in future quarters, it could negatively impact our earnings and may compromise our ability to maintain our current level of distributions to our stockholders, which could have a material adverse impact on our stock price.

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

The fact that our base management fee is payable based upon our total assets, which would include any investments made with proceeds of borrowings, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would disfavor holders of our securities. Given the subjective nature of the investment decisions made by the Adviser on our behalf, we will not be able to monitor this potential conflict of interest.

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

We intend to distribute at least 90.0% of our investment company taxable income to our stockholders on a quarterly basis by There is a risk that you may not receive distributions or that distributions may not grow over time.

We intend to distribute at least 90.0% of our Investment Company Taxable Income to our stockholders by paying monthly distributions. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Furthermore, we expect to retain some or all net realized long-term capital gains by first offsetting them with realized capital losses, and secondly through a deemed distribution to supplement our equity capital and support the growth of our portfolio, although our Board of Directors may determine in certain cases to distribute these gains to our common stockholders. In addition, our Credit Facility restricts the amount of distributions we are permitted to make. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions.

Investing in our securities may involve an above average degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative, and therefore, an investment in our securities may not be suitable for someone with lower risk tolerance.

Distributions to our stockholders have included and may in the future include a return of capital.

Quarterly, our Board of Directors declares monthly distributions based on then-current estimates of taxable income for each fiscal year, which may differ, and in the past have differed, from actual results. Because our distributions are based on estimates of taxable income that may differ from actual results, future distributions payable to our stockholders may also include a return of capital. Moreover, to the extent that we distribute amounts that exceed our current and accumulated earnings and profits, these distributions constitute a return of capital to the extent of the common stockholder’s adjusted tax basis in its shares of our common stock. A return of capital represents a return of a stockholder’s original investment in shares of our common stock and should not be confused with a distribution from earnings and profits. Although return of capital distributions may not be taxable, such distributions may increase an investor’s tax liability for capital gains upon the sale of shares of our common stock by reducing the investor’s tax basis in its shares of our common stock. Such returns of capital reduce our asset base and also adversely impact our ability to raise debt capital as a result of the leverage restrictions under the 1940 Act, which could have material adverse impact on our ability to make new investments.

Common shares of closed-end investment companies frequently trade at a discount to NAV.

Shares of closed-end investment companies frequently trade at a discount to NAV per common share. Since our inception, our common stock has at times traded above NAV, and at times below NAV per share. This characteristic of shares of closed-end investment companies is separate and distinct from the risk that our NAV per share will decline. As with any stock, the price of our common stock will fluctuate with market conditions and other factors. If shares are sold, the price received may be more or less than the original investment. Whether investors will realize gains or losses upon the sale of shares of our common stock will not depend directly upon our NAV, but will depend upon the market price of the shares at the time of sale. Since the market price of our common stock will be affected by such factors as the relative demand for and supply of the shares in the market, general market and economic conditions and other factors beyond our control, we cannot predict whether the shares will trade at, below, or above our NAV.

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

Absent stockholder approval, we are not able to access the capital markets in an offering at prices below the then-current NAV per share due to restrictions applicable to BDCs under the 1940 Act. Should we decide to issue shares of common stock at a price below NAV per share in the future, we will seek the requisite approval of our stockholders at such time.

If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10.0% of our common stock at a 5.0% discount to NAV, a stockholder who did not participate in that offering for its proportionate interest would suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.

Risks Related to the 2023 Notes and 2024 Notes

The 2023 Notes and 2024 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future and will rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2023 Notes and 2024 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2023 Notes and 2024 Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2023 Notes and 2024 Notes. In addition, the 2023 Notes and 2024 Notes rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The 2023 Notes and 2024 Notes will be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The 2023 Notes and 2024 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes or 2024 Notes and the 2023 Notes and 2024 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2023 Notes and 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2023 Notes and 2024 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2019, there was $66.9 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the 2023 Notes and 2024 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2023 Notes and 2024 Notes.

The indentures under which the 2023 Notes and 2024 Notes were issued contain limited protection for holders of the Notes.

The indentures under which the 2023 Notes and 2024 Notes were issued offer limited protection to holders of the notes. The terms of the indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the 2023 Notes and 2024 Notes. In particular, the terms of the indentures and the 2023 Notes and 2024 Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the 2023 Notes and 2024 Notes, (2) any indebtedness or other obligations that would be secured and therefore effectively rank senior in right of payment to the 2023 Notes to the extent of the values of the assets securing such debt, (3) our indebtedness that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2023 Notes and 2024 Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2023 Notes and 2024 Notes with respect to the assets of our subsidiaries, other than, with respect to the 2023 Notes, an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions thereto, whether or not we continue to be subject to such provisions of the 1940 Act, and, with respect to the 2024 Notes, an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2023 Notes and 2024 Notes, including preferred stock and any subordinated indebtedness, other than, with respect to the 2023 Notes, dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by such provisions of Section 61(a) of the 1940 Act as may be applicable to us from time to time in order to maintain the BDC’s status as a RIC under Subchapter M of the Code, and, with respect to the 2024 Notes, dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;

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

In addition, the indentures and the 2023 Notes and 2024 Notes will not require us to make an offer to purchase the notes in connection with a change of control or any other event.

Furthermore, the terms of the indentures and the 2023 Notes and 2024 Notes do not protect holders of the 2023 Notes and 2024 Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2023 Notes and 2024 Notes), and take a number of other actions that are not limited by the terms of the 2023

Notes and 2024 Notes may have important consequences for you as a holder of the 2023 Notes or 2024 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2023 Notes and 2024 Notes or negatively affecting the trading value of the 2023 Notes and 2024 Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indentures and the 2023 Notes and 2024 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for trading levels and prices of the 2023 Notes and 2024 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2023 Notes and 2024 Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the 2023 Notes and 2024 Notes and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the 2023 Notes and 2024 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2023 Notes, the 2024 Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the 2023 Notes, 2024 Notes or the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

An active trading market for the 2023 Notes or 2024 Notes may not exist, which could limit your ability to sell the 2023 Notes or 2024 Notes or affect the market price of the 2023 Notes or 2024 Notes.

We cannot provide any assurances that an active trading market for the 2023 Notes or the 2024 Notes will exist in the future or that holders will be able to sell their 2023 Notes or the 2024 Notes. Even if an active trading market does exist, the 2023 Notes or the 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2023 Notes or the 2024 Notes may be harmed. Accordingly, holders of the 2023 Notes or the 2024 Notes may be required to bear the financial risk of an investment in the 2023 Notes or the 2024 Notes for an indefinite period of time.

We may choose to redeem the 2023 Notes or 2024 Notes when prevailing interest rates are relatively low.

On or after November 1, 2020, with respect to the 2023 Notes, and November 1, 2021, with respect to the 2024 Notes, we may choose to redeem such notes from time to time, especially if prevailing interest rates are lower than the rate borne by the 2023 Notes or the 2024 Notes. If prevailing rates are lower at the time of redemption, and we redeem the 2023 Notes or the 2024 Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the 2023 Notes or the 2024 Notes being redeemed. Our redemption right also may adversely impact your ability to sell the 2023 Notes or the 2024 Notes as the optional redemption date or period approaches.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or our securities, could cause the liquidity or market value of the 2023 Notes or 2024 Notes to decline significantly.

Any credit rating assigned to us, the 2023 Notes or the 2024 Notes represents an assessment by the assigning rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the 2023 Notes and the 2024 Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the 2023 Notes or the 2024 Notes. Credit ratings are paid for by the issuer and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

Other Risks

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement, security measures, our technology platform may be vulnerable to intrusion, computer viruses or similar disruptive problems caused by cyber-attacks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships or those of our portfolio companies. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, any such incident, disruption or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Adviser’s reputations, resulting in a loss of confidence in our services and our Adviser’s services, which could adversely affect our business.

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

Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 12, 2019.

Quarter Ended/ Ending	NAV(A)		Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
			High	Low
Fiscal Year ended September 30, 2018:
12/31/2017		$8.48	$9.92	$8.95	17.0%	5.5%	$0.21
3/31/2018		8.62	9.50	7.80	10.2	(9.5)	0.21
6/30/2018		8.86	9.29	8.57	4.9	(3.3)	0.21
9/30/2018		8.32	9.87	9.02	18.6	8.4	0.21
Fiscal Year ended September 30, 2019:
12/31/2018		$7.98	$9.65	$6.41	20.9%	(19.7)%	$0.21
3/31/2019		8.11	9.58	7.21	18.1	(11.1)	0.21
6/30/2019		8.23	9.57	8.89	16.3	8.0	0.21
9/30/2019		8.22	9.77	9.09	18.9	10.6	0.21
Fiscal Year ending September 30, 2020:
12/31/2019 (through 11/12/19)	$	*	$10.18	$9.35	*	*	$0.21

(A)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low intraday sales prices. The NAVs per share shown are based on outstanding shares at the end of each period.

(B)

The premiums (discounts) set forth in these columns represent the high or low, as applicable, intraday sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per share on the date of the high and low intraday sales prices.

*	Not yet available, as the NAV per share as of the end of this quarter has not yet been finalized.

As of November 12, 2019, there were 38 record owners of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2019.

Purchases of Equity Securities

We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2019.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2014 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”), and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.

The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GLAD	Nasdaq 100 TR	S&P 500 TR	WF BDC TR
9/30/2014	$100.00	$100.00	$100.00	$100.00
9/30/2015	91.36	104.46	99.39	88.96
9/30/2016	102.01	123.41	114.72	109.08
9/30/2017	130.47	153.12	136.07	118.94
9/28/2018	142.91	197.39	160.44	123.21
9/30/2019	161.00	202.79	167.27	131.97

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2019 and average net assets for the quarter ended September 30, 2019.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	None
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	2.87%
Loan servicing fee(5)	2.09%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.37%
Interest payments on borrowed funds(7)	3.59%
Dividend expense on mandatorily redeemable preferred stock(8)	1.35%
Other expenses(9)	1.26%
Total annual expenses(10)	13.53%

(1)

The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by the Company and its stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load.

(2)

The expenses of the dividend reinvestment plan are included in stock record expenses, a component of “other expenses.” The participants in the dividend reinvestment plan will bear a pro rata share of brokerage commissions incurred with respect to open market purchases, if any. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for information on the dividend reinvestment plan.

(3)	The numbers presented in this table are before credits to any fees.
(4)

In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 2.87% of the average net assets as of September 30, 2019 by dividing the total dollar amount of the management fee by Gladstone Capital’s average net assets. The base management fee for the quarter ended September 30, 2019 before application of any credits was $1.8 million.

Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include, but are not limited to: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of these fees are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2019, the base management fee credit was $0.4 million. See “Item 1. Business—Transactions with Related Parties—Investment Advisory and Management Agreement” for additional information.

(5)

The Adviser services, administers and collects on the loans held by Gladstone Business Loan, LLC (“Business Loan”), in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with our Fifth Amended and Restated Credit Agreement, with KeyBank, as administrative agent, lead arranger and a lender, as amended (the “Credit Facility”). For the three months ended September 30, 2019, the total loan servicing fee was $1.3 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (as reduced by cash and cash equivalents pledged to creditors) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.

(6)

In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter (8.75% annualized). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2019. The income-based incentive fee for the quarter ended September 30, 2019 was $1.5 million.

From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. For the quarter ended September 30, 2019, the incentive fee credit was $0.4 million. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.

Examples of how the incentive fee would be calculated are as follows:

•	Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 1.75%.

•	Assuming pre-incentive fee net investment income of 2.00%, the income-based incentive fee would be as follows:

= 100% × (2.00% - 1.75%)

= 0.25%

•	Assuming pre-incentive fee net investment income of 2.30%, the income-based incentive fee would be as follows:

= (100% × (“catch-up”: 2.1875% - 1.75%)) + (20% × (2.30% - 2.1875%))

= (100% × 0.4375%) + (20% × 0.1125%)

= 0.4375% + 0.0225%

= 0.46%

•	Assuming net realized capital gains of 6% and realized capital losses and unrealized capital depreciation of 1%, the capital gains-based incentive fee would be as follows:

= 20% × (6% - 1%)

= 20% × 5%

= 1%

For a more detailed discussion of the calculation of the two-part incentive fee, see “Item 1. Business—Transactions with Related Parties—Investment Advisory and Management Agreement.”

(7)

Includes amortization of deferred financing costs. As of September 30, 2019, we had $66.9 million in borrowings outstanding on our Credit Facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” for additional information regarding the Credit Facility.

(8)

Includes amortization of deferred financing costs related to our Series 2024 Term Preferred Stock, as well as amounts paid to preferred stockholders during the three months ended September 30, 2019. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Equity—Term Preferred Stock” for additional information.

(9)

Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by the Administrator in performing its obligations under the Administration Agreement for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.

(10)

Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2019 (except as set forth in footnote 9), would be $34.0 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses after fee credits, based on actual amounts incurred for the quarter ended September 30, 2019, would be $25.4 million or 10.11% as a percentage of net assets.

Examples

The following examples demonstrate the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our quarterly operating expenses would remain at the levels set forth in the table above and are gross of credits to any fees. The amounts set forth below do not reflect the impact of sales load or offering expenses to be borne by the Company or its stockholders. In the prospectus supplement relating to an offering of securities pursuant to the applicable prospectus, the examples below will be restated to reflect the impact of the estimated offering expenses borne by the Company and its stockholders and, if applicable, the impact of the applicable sales load. The examples below and the expenses in the table above should not be considered a representation of our future expenses, and actual expenses (including the cost of debt, incentive fees, if any, and other expenses) may be greater or less than those shown. While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income(1)(2)	$124	$345	$535	$899
assuming a 5% annual return consisting entirely of capital gains(2)(3)	$133	$366	$563	$928

(1)

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Additionally, we have assumed that the entire amount of such 5% annual return would constitute ordinary income as we have not historically realized positive capital gains (computed net of all realized capital losses) on our investments. Because the assumed 5% annual return is significantly below the hurdle rate of 7% (annualized) that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5% annual return on our investments.

(2)

While the example assumes reinvestment of all dividends and distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the average cost of shares of our common stock purchased in the open market in the period beginning on or before the payment date of the distribution and ending when the plan agent has expended for such purchases all of the cash that would have been otherwise payable to participants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.

(3)

For purposes of this example, we have assumed that the entire amount of such 5% annual return would constitute capital gains and that no accumulated capital losses or unrealized depreciation exist that would have to be overcome first before a capital gains based incentive fee is payable.

Senior Securities

Information about our senior securities is shown in the following table for the audited periods as of our last ten fiscal years. The information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. PricewaterhouseCoopers LLP’s report on the senior securities table as of September 30, 2019 is attached as an exhibit to this Annual Report.

Class and Year	Total Amount Outstanding(1)	Asset Coverage per Unit(2)	Involuntary Liquidating Preference per Unit(3)	Average Market Value per Unit(4)
Revolving Credit Facilities
September 30, 2019	$66,900,000	$3,369	$—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
September 30, 2015	127,300,000	2,946	—	N/A
September 30, 2014	36,700,000	3,054	—	N/A
September 30, 2013	46,900,000	3,410	—	N/A
September 30, 2012	58,800,000	2,296	—	N/A
September 30, 2011	99,400,000	3,150	—	N/A
September 30, 2010	16,800,000	14,187	—	N/A
Series 2016 Term Preferred Stock(5)
September 30, 2019	—	N/A	—	N/A
September 30, 2018	—	N/A	—	N/A
September 30, 2017	—	N/A	—	N/A
September 30, 2016	—	N/A	—	N/A
September 30, 2015	—	N/A	—	N/A
September 30, 2014	—	N/A	—	N/A
September 30, 2013	$38,497,050	$3,410	$25.00	$25.49
September 30, 2012	38,497,050	2,963	25.00	25.55
Series 2021 Term Preferred Stock(6)
September 30, 2019	—	N/A	—	N/A
September 30, 2018	—	N/A	—	N/A
September 30, 2017	—	N/A	—	N/A
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
September 30, 2015	61,000,000	1,993	25.00	25.02
September 30, 2014	61,000,000	3,054	25.00	24.45
Series 2024 Term Preferred Stock(7)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
Series 2023 Notes Payable
September 30, 2019	$57,500,000	$3,369	$25.00	$26.18

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

Asset coverage ratio for a class of our “senior securities representing indebtedness” means the ratio of the value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of “senior securities representing indebtedness” and asset coverage ratio for a class of our “senior securities that are stock” means the ratio of the value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of “senior securities representing indebtedness” plus the aggregate involuntary liquidation preference of a class of “senior security that is stock.” Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)

Only applicable to our Term Preferred Stock and 2023 Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing prices of the shares on the Nasdaq during the last 10 trading days of the period. Average market value per unit for our Series 2024 Term Preferred Stock for September 30, 2017 is the average of the closing prices of the shares on the Nasdaq during the last 7 trading days of the period as the stock started trading on September 21, 2017.

(5)

In November 2011, we issued 1,539,882 shares of 7.125% Series 2016 Term Preferred Stock (the “Series 2016 Term Preferred Stock”) through a public offering and subsequent exercise of an overallotment option. In May 2014, we voluntarily redeemed all outstanding shares of our Series 2016 Term Preferred Stock and therefore had no Series 2016 Term Preferred Stock outstanding at September 30, 2015.

(6)

In May 2014, we issued 2,440,000 shares of 6.75% Series 2021 Term Preferred Stock (the “Series 2021 Term Preferred Stock”) through a public offering and subsequent exercise of an overallotment option. In September 2017, we voluntarily redeemed all outstanding shares of our Series 2021 Term Preferred Stock and therefore had no Series 2021 Term Preferred Stock outstanding at September 30, 2017.

(7)

In September 2017, we issued 2,070,000 shares of Series 2024 Term Preferred Stock through a public offering and subsequent exercise of an overallotment option. In October 2019, we voluntarily redeemed all outstanding shares of our Series 2024 Term Preferred Stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following consolidated selected financial data for the fiscal years ended September 30, 2019, 2018, 2017, 2016 and 2015 are derived from our audited Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Notes to Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

	Year Ended September 30,
	2019	2018	2017	2016	2015
Statement of Operations Data:
Total Investment Income	$50,035	$45,581	$39,233	$39,112	$38,058
Total Expenses, Net of Credits from Adviser	25,455	22,493	17,800	19,625	20,358

Net Investment Income	24,580	23,088	21,433	19,487	17,700

Net Realized and Unrealized (Loss) Gain	(4,711)	(4,440)	(4,253)	(8,120)	(9,216)

Net Increase in Net Assets Resulting from Operations	$19,869	$18,648	$17,180	$11,367	$8,484

Per Share Data:
Net Investment Income per Common Share—Basic and Diluted(A)	$0.84	$0.85	$0.84	$0.84	$0.84
Net Increase in Net Assets Resulting from Operations per Common Share—Basic and Diluted(A)	0.68	0.69	0.67	0.49	0.40
Distributions Declared and Paid Per Common Share(B)	0.84	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$426,069	$399,508	$365,860	$337,178	$382,482
Net Assets	249,330	237,092	219,650	201,207	191,444
Net Asset Value Per Common Share	8.22	8.32	8.40	8.62	9.06
Common Shares Outstanding	30,345,923	28,501,980	26,160,684	23,344,422	21,131,622
Weighted Common Shares Outstanding—Basic and Diluted	29,269,466	27,104,077	25,495,117	23,200,642	21,066,844
Senior Securities Data:
Total borrowings, at cost(C)	$66,900	$110,000	$93,000	$71,300	$127,300
Mandatorily redeemable preferred stock(C)(D)	51,750	51,750	51,750	61,000	61,000

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.

(B)

The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(C)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(D)	Represents the total liquidation preference of our mandatorily redeemable term preferred stock.

	Year Ended September 30,
	2019	2018	2017	2016	2015
Other Unaudited Data:
Number of Portfolio Companies	53	50	47	45	48
Average Size of Portfolio Company Investment at Cost	$8,084	$8,549	$8,754	$8,484	$8,547
Principal Amount of New Investments	124,168	67,936	99,241	79,401	102,299
Disbursements to Existing Portfolio Companies	22,899	38,679	12,851	10,145	33,824
Proceeds from Loan Repayments, Investments Sold and Exits(A)	131,061	67,944	83,444	121,144	40,273
Weighted Average Yield on Investments, excluding loans on non-accrual status(B)	12.26%	11.80%	11.57%	11.08%	10.93%
Weighted Average Yield on Investments, including loans on non-accrual status(C)	11.82	10.72	10.61	10.27	9.84
Total Return(D)	12.55	9.53	27.90	11.68	2.40

(A)	Includes non-cash reductions in cost basis.
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
(D)

Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, assuming reinvestment of dividends on our common stock. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders elsewhere in this Annual Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto contained elsewhere in this Annual Report. Historical financial condition and results of operations and percentage relationships among any amounts in the financial statements are not necessarily indicative of financial condition, results of operations or percentage relationships for any future periods. Except per share amounts, dollar amounts in the tables included herein are in thousands unless otherwise indicated.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2019, our investment portfolio was made up of approximately 90.7% debt investments and 9.3% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual EBITDA of $3 million to $15 million) in the U.S. that meet certain criteria, including, but not limited to, the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity, and have opportunistically made several co-investments with our affiliate Gladstone Investment, a BDC also managed by our Adviser, pursuant to an exemptive order granted by the SEC. We believe this ability to co-invest will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

During the year ended September 30, 2019, we invested $124.2 million in 13 new portfolio companies and extended $22.9 million of investments to existing portfolio companies. In addition, during the year ended September 30, 2019, we exited ten portfolio companies through sales and early payoffs. We received a total of $131.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as existing portfolio companies during the year ended September 30, 2019. This activity resulted in a net increase in our overall portfolio by three portfolio companies to 53 and a net increase of $1.0 million in our portfolio at cost since September 30, 2018. From our initial public offering in August 2001 through September 30, 2019, we have made 532 different loans to, or investments in, 240 companies for a total of approximately $1.9 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2019, the following significant transactions occurred:

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

•

In December 2018, our investment in Francis Drilling Fluids, Ltd. (“FDF”) was restructured upon its emergence from Chapter 11 bankruptcy protection. As part of the restructure, our existing $27.0 million debt investment in FDF was converted to $1.35 million of preferred equity and common equity units in a new entity, FES Resources Holdings, LLC (“FES Resources”). We also invested an additional $5.0 million in FES Resources through a combination of preferred equity and common equity units. In conjunction with the restructure, we recorded a net realized loss of $26.9 million associated with our investment in FDF.

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

•	In April 2019, we invested $35.0 million in ENET Holdings, LLC through secured first lien debt. In May 2019, we sold $6.0 million of our investment in ENET Holdings, LLC.

•	In May 2019, we invested $10.0 million in Phoenix Aromas Holdings, LLC through secured second lien debt.

•	In May 2019, one of our fund investments, FedCap Partners, LLC, sold its final investment. We received net cash proceeds of $0.6 million and recognized a realized loss of $0.8 million.

•

In May 2019, our investment in IA Tech, LLC paid off, which resulted in a prepayment fee of $0.9 million. In connection with the payoff, we received net cash proceeds of $30.9 million, including the repayment of our debt investment of $30.0 million at par.

•	In July 2019, our debt investment in PIC 360, LLC was paid off at par for net proceeds of $2.6 million.

•	In August 2019, we invested $13.0 million in Prophet Brand Strategy through secured second lien debt.

•	In August 2019, we invested an additional $5.0 million in Sea Link International IRB, Inc, an existing portfolio company, through secured second lien debt.

•

In August 2019, we sold our investment in Alloy Die Casting Co (“ADC”), which resulted in success fee income of $0.8 million and a realized gain of approximately $8.7 million. In connection with the sale, we received net cash proceeds of approximately $18.3 million, including the repayment of our debt investment of $5.7 million at par.

•	In September 2019, we invested an additional $6.2 million in EL Academies Inc., an existing portfolio company, through secured first lien debt.

Syndicated Investments

•	In October, November and December 2018, we invested a total of $3.7 million in 8th Avenue Food & Provisions, Inc. through secured second lien debt.

•	In November 2018, we invested $2.0 million in GOBP Holdings, Inc. through secured second lien debt.

•	In November 2018, our investment in Red Ventures, LLC paid off at par for net proceeds of $3.1 million.

•	In December 2018, we invested $1.0 million in CPM Holdings, Inc. through secured second lien debt.

•	In February 2019, we invested $3.3 million in DiscoverOrg, LLC through secured second lien debt.

•	In April 2019, we invested $5.0 million in Drive Chassis Holdco, LLC through secured second lien debt.

•	In June 2019, we invested $5.0 million in Tailwind Smith Cooper Intermediate Corporation through secured second lien debt.

•	In June 2019, we invested $3.0 million in United PF Holdings, LLC through secured second lien debt.

•	In June 2019, our investment in GOBP Holdings, Inc. paid off at par for net proceeds of $2.0 million.

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2019.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. We sold 1,843,943 and 2,341,296 common shares under our at-the-market program during the years ended September 30, 2019 and 2018, respectively. Additionally, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment in November 2018. Most recently, in October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 2024 Notes, inclusive of the overallotment. Refer to “Liquidity and Capital Resources—Equity—Common Stock” and “Liquidity and Capital Resources—Equity—Term Preferred Stock” for further discussion of our common stock and mandatorily redeemable preferred stock and “Liquidity and Capital Resources—Revolving Credit Facility” for further discussion of the Credit Facility.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions could affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below NAV per common share, as it has done from time to time, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On September 30, 2019, the closing market price of our common stock was $9.75, an 18.6% premium to our September 30, 2019 NAV per share of $8.22.

Refer to Note 15—Subsequent Events in the notes to the Consolidated Financial Statements included elsewhere in this Annual Report for a discussion of additional capital raised in connection with issuance of the 2024 Notes.

Regulatory Compliance

Our ability to seek external debt financing, to the extent that it is available under current market conditions, is further subject to the asset coverage limitations of the 1940 Act, which require us to have an asset coverage (as defined in Sections 18 and 61 of the 1940 Act) of at least 150% on our “senior securities representing indebtedness” and our “senior securities that are stock.”

On April 10, 2018, our Board of Directors, including a “required majority” (as such term is defined in Section 57(o) of the 1940 Act) thereof, approved the modified asset coverage requirements set forth in Section 61(a)(2) of the 1940 Act. As a result, the Company’s asset coverage requirements for senior securities changed from 200% to 150%, effective April 10, 2019.

As of September 30, 2019, our asset coverage on our “senior securities representing indebtedness” was 336.9% and our asset coverage on our “senior securities that are stock” was 238.5%.

Recent Developments

Series 2024 Term Preferred Stock

On October 2, 2019, we voluntarily redeemed all 2,070,000 outstanding shares of our Series 2024 Term Preferred Stock at a redemption price of $25.00 per share which represents the liquidation preference per share, plus accrued and unpaid dividends through October 1, 2019 in the amount of $0.004166 per share, for a payment per share of $25.004166 and an aggregate redemption price of approximately $51.8 million.

Debt Offering

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2024 Notes will mature on November 1, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. The 2024 Notes are traded under the ticker symbol “GLADL” on Nasdaq.

Distributions

On October 8, 2019, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2019	October 31, 2019	$0.07
November 19, 2019	November 29, 2019	0.07
December 19, 2019	December 31, 2019	0.07

	Total for the Quarter	$0.21

Portfolio and Investment Activity

In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

In October 2019, our debt investment in DigiCert Holdings, Inc. was repaid at par for net proceeds of $2.4 million.

In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2019 to the Year Ended September 30, 2018

	For the Year Ended September 30,
	2019	2018	$ Change	%Change
INVESTMENT INCOME
Interest income	$45,768	$43,958	$1,810	4.1%
Other income	4,267	1,623	2,644	162.9

Total investment income	50,035	45,581	4,454	9.8

EXPENSES
Base management fee	7,230	7,033	197	2.8
Loan servicing fee	5,072	5,042	30	0.6
Incentive fee	5,776	5,348	428	8.0
Administration fee	1,325	1,250	75	6.0
Interest expense on borrowings	8,037	5,858	2,179	37.2
Dividend expense on mandatorily redeemable preferred stock	3,105	3,105	—	—
Amortization of deferred financing fees	1,348	1,014	334	32.9
Other expenses	2,020	1,966	54	2.7

Expenses, before credits from Adviser	33,913	30,616	3,297	10.8
Credit to base management fee—loan servicing fee	(5,072)	(5,042)	(30)	0.6
Credit to fees from Adviser—other	(3,386)	(3,081)	(305)	9.9

Total expenses, net of credits	25,455	22,493	2,962	13.2

NET INVESTMENT INCOME	24,580	23,088	1,492	6.5

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(16,388)	(26,063)	9,675	(37.1)
Net realized loss on other	—	(133)	133	(100.0)
Net unrealized appreciation of investments	11,844	21,641	(9,797)	(45.3)
Net unrealized appreciation (depreciation) of other	(167)	115	(282)	(245.2)

Net loss from investments and other	(4,711)	(4,440)	(271)	6.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,869	$18,648	$1,221	6.5%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.85	$(0.01)	(1.2)%

Net increase in net assets resulting from operations	$0.68	$0.69	$(0.01)	(1.4)%

Investment Income

Interest income increased by 4.1% for the year ended September 30, 2019, as compared to the prior year. This increase was primarily due to an increase in the weighted average yield on our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rates on interest-bearing investments which increased to 12.3% for the year ended September 30, 2019 compared to

11.8% for the year ended September 30, 2018, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was partially driven by the receipt and recognition of $0.9 million of past due interest upon the exit of our investment in ADC in August 2019.

The weighted average principal balance of our interest-bearing investment portfolio remained relatively flat for the year ended September 30, 2019, compared to the prior year.

As of September 30, 2019, two portfolio companies, Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio. As of September 30, 2018, one portfolio company, FDF was on non-accrual status, with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio.

Other income increased by 162.9% during the year ended September 30, 2019, as compared to the prior year, primarily due to an increase in success fees and prepayment penalties received. For the year ended September 30, 2019, other income consisted primarily of $1.9 million in success fees recognized, $1.2 million in prepayment fees received, and $1.1 million in dividend income. For the year ended September 30, 2018, other income consisted primarily of $0.6 million in prepayment fees received, $0.5 million in dividend income, and $0.4 million in success fees recognized.

As of September 30, 2019 and 2018, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $3.0 million, or 13.2%, for the year ended September 30, 2019 as compared to the prior year period. This increase was primarily due to a $2.2 million increase in interest expense on borrowings.

Interest expense increased by 37.2% during the year ended September 30, 2019, as compared to the prior year, primarily due to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018 and an increase in the effective interest rate on our Credit Facility. We incurred $3.2 million in interest expense related to the 2023 Notes during the year ended September 30, 2019 versus no such amounts in the prior year period. The weighted average balance outstanding on our Credit Facility decreased during the year ended September 30, 2019 compared to the prior year period with the issuance of the 2023 Notes. The weighted average balance outstanding during the year ended September 30, 2019, was $71.5 million, as compared to $114.7 million in the prior year, a decrease of 37.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 6.8% during the year ended September 30, 2019, compared to 5.1% during the prior year. The increase in the effective interest rate was driven by an increase in LIBOR as compared to the prior year period and an increase in unused commitment fees paid in the current year period, partially offset by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018.

The net base management fee earned by the Adviser decreased by $0.3 million, or 5.6%, during the year ended September 30, 2019, as compared to the prior year, resulting primarily from an increase in credits from the Adviser year over year, which are driven mainly by origination fees on new deals closed during the year.

The net income-based incentive fee increased by $0.6 million, or 17.4%, for the year ended September 30, 2019, as compared to the prior year, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle rate, over the prior year. Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser of $1.5 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the year ended September 30, 2019. The credit granted during the year ended September 30, 2018, totaled $1.7 million.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2019	2018
Average total assets subject to base management fee(A)	$413,143	$401,886
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	7,230	7,033
Portfolio company fee credit	(1,474)	(1,020)
Syndicated loan fee credit	(424)	(364)

Net Base Management Fee	$5,332	$5,649

Loan servicing fee(B)	$5,072	$5,042
Credit to base management fee—loan servicing fee(B)	(5,072)	(5,042)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	$5,776	$5,348
Incentive fee credit	(1,488)	(1,697)

Net Incentive Fee	$4,288	$3,651

Portfolio company fee credit	$(1,474)	$(1,020)
Syndicated loan fee credit	(424)	(364)
Incentive fee credit	(1,488)	(1,697)

Credit to Fees from Adviser—Other(B)	$(3,386)	$(3,081)

(A)

Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the period.

(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2019, we recorded a net realized loss on investments of $16.4 million, which resulted primarily from the restructuring of our investment in FDF in December 2018 and the associated recognition of a $26.9 million net realized loss, partially offset by the sale of our investment in ADC in August 2019 for an $8.7 million realized gain.

For the year ended September 30, 2018, we recorded a net realized loss on investments of $26.1 million, which resulted primarily from the restructure of our investment in Sunshine Media Holdings (“Sunshine”), previously on non-accrual status, and the associated recognition of a $28.2 million realized loss. This was partially offset by a $0.7 million realized gain from the sale of a portion of our equity investment in Funko Acquisition Holdings, LLC (“Funko”) and a $0.6 million realized gain associated with the sale of our investment in Flight Fit N Fun LLC.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $11.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2019 were as follows:

	Year Ended September 30, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Alloy Die Casting Co.	$8,734	$7,419	$(5,415)	$10,738
Defiance Integrated Technologies, Inc.	—	3,199	—	3,199
Targus Cayman HoldCo, Ltd.	—	2,495	—	2,495
Leeds Novamark Capital I, L.P.	—	1,365	—	1,365
The Mochi Ice Cream Company	—	1,208	—	1,208
Vision Government Solutions, Inc.	—	1,162	(6)	1,156
GFRC Holdings, LLC	—	955	—	955
PIC 360, LLC	—	689	—	689
Arc Drilling Holding LLC	—	668	—	668
Vacation Rental Pros Property Management, LLC	—	645	—	645
LDiscovery, LLC	—	516	—	516
Precision International, LLC	—	488	—	488
Canopy Safety Brands, LLC	—	357	—	357
Funko Acquisition Holdings, LLC	499	(131)	(263)	105
Impact! Chemical Technologies, Inc	—	(619)	647	28
FedCap Partners, LLC	(814)	—	833	19
Triple H Food Processors, LLC	—	(40)	(40)	(80)
Red Ventures, LLC	—	—	(119)	(119)
WadeCo Specialties, Inc.	—	(236)	95	(141)
Phoenix Aromas & Essential Oils, LLC	—	(162)	—	(162)
United Flexible, Inc.	2,145	50	(2,387)	(192)
Lignetics, Inc.	—	(201)	—	(201)
Sea Link International IRB, Inc.	—	(221)	—	(221)
DKI Ventures, LLC	—	(227)	—	(227)
Travel Sentry, Inc.	—	(240)	—	(240)
TNCP Intermediate HoldCo, LLC	—	(266)	—	(266)
Belnick, Inc.	—	(325)	—	(325)
EL Academies, Inc.	—	(429)	—	(429)
NetFortris Corp.	—	(544)	—	(544)
Imperative Holdings Corporation	—	(585)	—	(585)
Merlin International, Inc.	—	(600)	—	(600)
R2i Holdings, LLC	—	(638)	—	(638)
ENET Holdings, LLC	(90)	(580)	—	(670)
IA Tech, LLC	—	(450)	(450)	(900)
Antenna Research Associates, Inc.	—	(1,243)	—	(1,243)
Edge Adhesives Holdings, Inc.	—	(2,409)	—	(2,409)
Meridian Rack & Pinion, Inc.	—	(2,993)	—	(2,993)
FES Resources Holdings LLC	—	(3,114)	—	(3,114)
LWO Acquisitions Company LLC	—	(6,289)	—	(6,289)
Francis Drilling Fluids, Ltd.	(26,872)	—	20,379	(6,493)
Other, net (<$250)	10	(105)	1	(94)

Total:	$(16,388)	$(1,431)	$13,275	$(4,544)

The largest driver of our net unrealized appreciation of $11.8 million for the year ended September 30, 2019 was the reversal of previously recorded unrealized depreciation upon the restructure of FDF. This appreciation was partially offset by the decline in the valuation of LWO Acquisitions Company LLC due to its financial and operational performance.

During the year ended September 30, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $21.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2018 were as follows:

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

As of September 30, 2019, the fair value of our investment portfolio was less than its cost basis by approximately $25.6 million and our entire investment portfolio was valued at 94.0% of cost, as compared to cumulative net unrealized depreciation of $37.4 million and a valuation of our entire portfolio at 91.2% of cost as of September 30, 2018. This year over year decrease in the cumulative unrealized depreciation on investments represents net unrealized appreciation of $11.8 million for the year ended September 30, 2019.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2019, we recorded $0.2 million of unrealized depreciation on our Credit Facility at fair value as compared to $0.1 million of unrealized appreciation during the year ended September 30, 2018.

Comparison of the Year Ended September 30, 2018 to the Year Ended September 30, 2017

	For the Year Ended September 30,
	2018	2017	$ Change	%Change
INVESTMENT INCOME
Interest income	$43,958	$37,073	$6,885	18.6%
Other income	1,623	2,160	(537)	(24.9)

Total investment income	45,581	39,233	6,348	16.2

EXPENSES
Base management fee	7,033	5,781	1,252	21.7
Loan servicing fee	5,042	4,146	896	21.6
Incentive fee	5,348	4,779	569	11.9
Administration fee	1,250	1,102	148	13.4
Interest expense on borrowings	5,858	3,073	2,785	90.6
Dividend expense on mandatorily redeemable preferred stock	3,105	4,152	(1,047)	(25.2)
Amortization of deferred financing fees	1,014	1,094	(80)	(7.3)
Other expenses	1,966	1,945	21	1.1

Expenses, before credits from Adviser	30,616	26,072	4,544	17.4
Credit to base management fee—loan servicing fee	(5,042)	(4,146)	(896)	21.6
Credit to fees from Adviser—other	(3,081)	(4,126)	1,045	(25.3)

Total expenses, net of credits	22,493	17,800	4,693	26.4

NET INVESTMENT INCOME	23,088	21,433	1,655	7.7

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(26,063)	(3,475)	(22,588)	650.0
Net realized loss on other	(133)	(1,288)	1,155	(89.7)
Net unrealized appreciation of investments	21,641	625	21,016	3,362.6
Net unrealized appreciation (depreciation) of other	115	(115)	230	(200.0)

Net loss from investments and other	(4,440)	(4,253)	(187)	4.4

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$18,648	$17,180	$1,468	8.5%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.85	$0.84	$0.01	1.2%

Net increase in net assets resulting from operations	$0.69	$0.67	$0.02	3.0%

Investment Income

Interest income increased by 18.6% for the year ended September 30, 2018, as compared to the prior year. This increase was primarily due to an increase in the weighted average balance outstanding on our interest-bearing portfolio and an increase in the weighted average yield on our interest-bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio during the year ended September 30, 2018, was $372.2 million, compared to $320.1 million for the prior year, an increase of $52.1 million, or 16.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rates on interest-bearing investments which increased to 11.8% for the year ended September 30, 2018 compared to 11.6% for the year ended September 30, 2017, inclusive of any allowances on interest receivables made during those periods.

As of September 30, 2018, one portfolio company, FDF, was on non-accrual status, with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio. As of September 30, 2017, two portfolio companies, Sunshine and ADC, were on non-accrual status, with an aggregate debt cost basis of approximately $27.9 million, or 7.5% of the cost basis of all debt investments in our portfolio.

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

As of September 30, 2018 and 2017, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $4.7 million, or 26.4%, for the year ended September 30, 2018 as compared to the prior year. This increase was primarily due to a $2.9 million increase in our net base management and incentive fees to the Adviser and a $2.8 million increase in interest expense on borrowings, partially offset by a $1.0 million decrease in dividend expense on mandatorily redeemable preferred stock.

Interest expense increased by 90.6% during the year ended September 30, 2018, as compared to the prior year, primarily due to an increase in the weighted average balance outstanding on our Credit Facility. The weighted average balance outstanding during the year ended September 30, 2018, was $114.7 million, as compared to $58.4 million in the prior year, an increase of 96.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.1% during the year ended September 30, 2018, compared to 5.3% during the prior year. The decrease in the effective interest rate was driven by a decrease in the marginal interest rate on our Credit Facility effective March 9, 2018 and a decrease in unused commitment fees paid in the current year due to a greater amount outstanding on the Credit Facility. These factors were partially offset by an increase in LIBOR as compared to the prior year.

The net base management fee earned by the Adviser increased by $1.7 million, or 42.2%, during the year ended September 30, 2018, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser year over year.

The net income-based incentive fee increased by $1.2 million, or 48.3%, for the year ended September 30, 2018, as compared to the prior year, due to higher pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle rate, over the prior year. Our Board of Directors accepted a non-

contractual, unconditional and irrevocable credit from the Adviser of $1.7 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the year ended September 30, 2018. The credit granted during the year ended September 30, 2017, totaled $2.3 million.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	2018	2017
Average total assets subject to base management fee(A)	$401,886	$330,343
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	7,033	5,781
Portfolio company fee credit	(1,020)	(1,588)
Syndicated loan fee credit	(364)	(221)

Net Base Management Fee	$5,649	$3,972

Loan servicing fee(B)	$5,042	$4,146
Credit to base management fee—loan servicing fee(B)	(5,042)	(4,146)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	$5,348	$4,779
Incentive fee credit	(1,697)	(2,317)

Net Incentive Fee	$3,651	$2,462

Portfolio company fee credit	$(1,020)	$(1,588)
Syndicated loan fee credit	(364)	(221)
Incentive fee credit	(1,697)	(2,317)

Credit to Fees from Adviser—Other(B)	$(3,081)	$(4,126)

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

(B)	Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report.

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2018, we recorded a net realized loss on investments of $26.1 million, which resulted primarily from the restructure of our investment in Sunshine, previously on non-accrual status, and the associated recognition of a $28.2 million realized loss. This was partially offset by a $0.7 million realized gain from the sale of a portion of our equity investment in Funko and a $0.6 million realized gain associated with the sale of our investment in Flight Fit N Fun LLC.

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

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.3 million during the year ended September 30, 2017, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 6.75% Series 2021 Term Preferred Stock in September 2017.

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

During the year ended September 30, 2017, we recorded net unrealized appreciation of investments in the aggregate amount of $0.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2017, were as follows:

	Year Ended September 30, 2017
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
WadeCo Specialties, Inc.	$—	$2,900	$—	$2,900
SourceHOV LLC	(218)	1,756	97	1,635
Funko, LLC	1,273	(106)	—	1,167
Targus Cayman HoldCo, Ltd.	—	662	—	662
LWO Acquisitions Company, LLC	—	608	—	608
Flight Fit N Fun LLC	—	456	—	456
IA Tech, LLC	—	403	—	403
Vitera Healthcare Solutions, LLC	—	213	115	328
PIC 360, LLC	—	315	—	315
B+T Group Acquisition Inc.	—	305	—	305
Travel Sentry, Inc.	—	255	—	255
Leeds Novamark Capital I, L.P.	—	229	—	229
NetFortris Corp.	(14)	239	—	225
PSC Industrial Holdings Corp.	—	219	—	219
United Flexible, Inc.	—	177	—	177
Drumcree, LLC	—	169	(15)	154
Merlin International, Inc.	—	150	—	150
Vision Government Solutions, Inc.	—	141	—	141
TWS Acquisition Corporation	—	127	—	127
Westland Technologies, Inc.	126	—	—	126
Meridian Rack & Pinion, Inc.	—	(246)	—	(246)
LDiscovery, LLC	—	(265)	—	(265)
Edge Adhesives Holdings, Inc.	—	(468)	—	(468)
FedCap Partners, LLC	—	(514)	—	(514)
Behrens Manufacturing, LLC	2,544	—	(3,211)	(667)
New Trident Holdcorp, Inc.	—	(878)	—	(878)
Defiance Integrated Technologies, Inc.	—	(1,125)	—	(1,125)
RBC Acquisition Corp.	(2,330)	—	1,119	(1,211)
Vertellus Holdings LLC	109	(1,456)	—	(1,347)
Francis Drilling Fluids, Ltd.	—	(2,066)	—	(2,066)
Alloy Die Casting, Corp.	—	(2,303)	—	(2,303)
Sunshine Media Holdings	(5,000)	(995)	3,612	(2,383)
Other, net (<$250)	35	33	(27)	41

Total:	$(3,475)	$(1,065)	$1,690	$(2,850)

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

Net cash provided by operating activities for the year ended September 30, 2019 was $9.3 million as compared to net cash used in operating activities of $17.8 million for the year ended September 30, 2018. The change was primarily due to an increase in principal repayments and net proceeds from sales of investments partially offset by an increase in purchases of investments year over year. Repayments and net proceeds from sales were $131.1 million during the year ended September 30, 2019 compared to $67.9 million during the year ended September 30, 2018. Purchases of investments were $147.1 million during the year ended September 30, 2019, compared to $106.6 million during the year ended September 30, 2018.

Net cash used in operating activities for the year ended September 30, 2018 was $17.8 million as compared to $13.0 million for the year ended September 30, 2017. The change was primarily due to a decrease in principal repayments and net proceeds from sales of investments partially offset by a decrease in purchases of investments year over year. Repayments and net proceeds from sales were $67.9 million during the year ended September 30, 2018 compared to $83.4 million during the year ended September 30, 2017. Purchases of investments was $106.6 million during the year ended September 30, 2018, compared to $112.1 million during the year ended September 30, 2017.

As of September 30, 2019, we had loans to, syndicated participations in or equity investments in 53 companies, with an aggregate cost basis of approximately $428.5 million. As of September 30, 2018, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $427.5 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2019 and 2018:

	Year Ended September 30,
	2019	2018
Beginning investment portfolio, at fair value	$390,046	$352,373
New investments	124,168	67,936
Disbursements to existing portfolio companies	22,899	38,679
Scheduled principal repayments	(5,543)	(6,455)
Unscheduled principal repayments	(112,838)	(58,941)
Net proceeds from sales of investments	(12,680)	(2,548)
Net unrealized depreciation of investments	(1,431)	(4,393)
Reversal of prior period net depreciation of investments	13,275	26,034
Net realized loss on investments	(16,415)	(26,818)
Increase in investment balance due to PIK interest(A)	1,752	4,060
Net change in premiums, discounts and amortization	(358)	119

Ending Investment Portfolio, at Fair Value	$402,875	$390,046

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2019.

Year Ending September 30,	Amount
2020	$24,095
2021	64,421
2022	79,618
2023	82,259
2024	63,748
Thereafter	75,386

Total contractual repayments	$389,527
Adjustments to cost basis of debt investments	(1,037)
Investments in equity securities	39,962

Investments held as of September 30, 2019 at Cost:	$428,452

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2019 was $4.5 million, which consisted primarily of $57.5 million in gross proceeds from the issuance of the 2023 Notes and $17.2 million in gross proceeds from the issuance of common stock, partially offset by $43.1 million in net repayments on our Credit Facility and $24.6 million in distributions to common stockholders.

Net cash provided by financing activities for the year ended September 30, 2018 was $14.5 million, which consisted primarily of $17.0 million in net borrowings on our Credit Facility and $22.0 million in gross proceeds from the issuance of common stock, partially offset by $22.8 million in distributions to common stockholders.

Net cash provided by financing activities for the year ended September 30, 2017 was $11.7 million, which consisted primarily of $21.7 million in net borrowings on our Credit Facility and $23.7 million in gross proceeds from the issuance of common stock, partially offset by $21.4 million in distributions to common stockholders and a net decrease of $9.3 million in term preferred stock due to the redemption of our Series 2021 Term Preferred Stock and issuance of a lesser amount of Series 2024 Term Preferred Stock.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the years ended September 30, 2019, 2018 and 2017, which totaled an aggregate of $24.6 million, $22.8 million and $21.4 million, respectively. In October 2019, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November and December 2019. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2020. From inception through September 30, 2019, we have paid 200 monthly or quarterly consecutive distributions to common stockholders totaling approximately $345.1 million or $19.45 per share.

For the fiscal year ended September 30, 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.7 million. For each of the fiscal years ended September 30, 2018, and 2017, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year.

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.125 per share to holders of our Series 2024 Term Preferred Stock for each month during the years ended September 30, 2019 and 2018, which totaled an aggregate of $3.1 million during each of the years ended September 30, 2019 and 2018.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2019, we had the ability to issue up to an additional $282.8 million in securities under the registration statement.

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

In February 2019, we terminated the Cantor Sales Agreement and entered into a new equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2019, we sold 1,841,178 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.35 per share and raised $17.2 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $17.0 million. As of September 30, 2019, we had a remaining capacity to sell up to an additional $32.8 million of our common stock under the Jefferies Sales Agreement.

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

On September 30, 2019, the closing market price of our common stock was $9.75, an 18.6% premium to our September 30, 2019 NAV per share of $8.22.

Term Preferred Stock

In September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which have been recorded as discounts to the liquidation value on our Consolidated Statements of Assets and Liabilities. The offering proceeds plus borrowings under our Credit Facility were used to voluntarily redeem all 2.4 million outstanding shares of our then existing Series 2021 Term Preferred Stock. In connection with the voluntary redemption of our Series 2021 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.3 million, which has been reflected in Realized loss on other in our Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

The shares of our Series 2024 Term Preferred Stock were traded under the ticker symbol “GLADN” on Nasdaq as of September 30, 2019. Our Series 2024 Term Preferred Stock was not convertible into our common stock or any other security and provided for a fixed dividend equal to 6.00% per year, payable monthly (which equated in total to approximately $3.1 million per year). We would have been required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally have been required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we failed to maintain an asset coverage of at least 150% on our “senior securities that are stock” (which was only our Series 2024 Term Preferred Stock as of September 30, 2019) and the failure remained for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of September 30, 2019 was 238.5%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

On October 2, 2019, we voluntarily redeemed all 2,070,000 outstanding shares of our Series 2024 Term Preferred Stock at a redemption price of $25.00 per share which represents the liquidation preference per share, plus accrued and unpaid dividends through October 1, 2019 in the amount of $0.004166 per share, for a payment per share of $25.004166 and an aggregate redemption price of approximately $51.8 million.

Revolving Credit Facility

On July 10, 2019, we, through Business Loan, entered into Amendment No. 5 to our Credit Facility with KeyBank, which (i) modified the covenants to reduce our minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), (ii) amended the excess concentration limits definition to decrease the limit for non-first lien loans from 60% to 50% under certain circumstances and (iii) amended the distributions covenant to allow a distribution to be applied towards the redemption of our Series 2024 Term Preferred Stock. The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $270.1 million as of September 30, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $354.6 million, asset coverage on our “senior securities representing indebtedness” of 336.9% and an active status as a BDC and RIC. In addition, we had 37 obligors in our Credit Facility’s borrowing base as of September 30, 2019. As of September 30, 2019, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this annual report for additional information regarding our Credit Facility.

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

The 2023 Notes are traded under the ticker symbol “GLADD” on Nasdaq. The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our Consolidated Statements of Assets and Liabilities as of September 30, 2019.

The indenture relating to the 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of such declaration, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of September 30, 2019 and 2018, we had off-balance sheet success fee receivables on our accruing debt investments of $6.2 million and $5.1 million (or approximately $0.21 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2019 and September 30, 2018 to be immaterial.

The following table shows our contractual obligations as of September 30, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$66,900	$—	$—	$66,900
Mandatorily Redeemable Preferred Stock	—	—	51,750	—	51,750
Notes Payable	—	—	57,500	—	57,500
Interest expense on debt obligations(C)	10,824	19,899	10,025	—	40,748

Total	$10,824	$86,799	$119,275	$—	$216,898

(A)

Excludes our unused line of credit commitments, an unused delayed draw term loan and uncalled capital commitments to our portfolio companies in an aggregate amount of $23.2 million, at cost, as of September 30, 2019.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the current contractual revolver period end date to the revolving nature of the facility.
(C)

Includes estimated interest payments on our Credit Facility and 2023 Notes and dividend obligations on our Series 2024 Term Preferred Stock. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2019. Dividend payments on our Series 2024 Term Preferred Stock assume quarterly dividend declarations and monthly dividend distributions through the date of mandatory redemption.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our Policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2—Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Annual Report. Additionally, refer to Note 3—Investments in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification

Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2019 and 2018, representing approximately 87.7% and 92.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2019	2018
Highest	10.0	10.0
Average	6.2	6.7
Weighted Average	6.4	6.8
Lowest	1.0	0.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2019 and 2018, representing approximately 9.1% and 5.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2019	2018
Highest	6.0	6.0
Average	4.5	3.7
Weighted Average	4.5	4.0
Lowest	3.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2019 and 2018, representing approximately 3.2% and 2.0%, respectively, of the principal balance of all debt investments in our portfolio at the end of each fiscal year:

	As of September 30,
Rating	2019	2018
Highest	5.0	5.0
Average	2.8	4.3
Weighted Average	3.1	4.7
Lowest	1.0	3.0

Tax Status

We intend to continue to maintain our qualification as a RIC under Subchapter M of the Code for federal income tax purposes and also to limit certain federal excise taxes imposed on RICs. Refer to Note 10—Federal and State Income Taxes in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our tax status.

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2019, our portfolio of debt investments on a principal basis consisted of the following:

87.7%	Variable rates
12.3	Fixed rates

100.0%	total

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2019 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase in Net Assets Resulting from Operations
Up 200 basis points	6,434	1,338	5,096
Up 100 basis points	3,048	669	2,379
Down 100 basis points	(2,089)	(669)	(1,420)
Down 200 basis points	(2,282)	(1,338)	(944)

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments, including any replacement of LIBOR, that could affect net increase in net assets resulting from operations or otherwise impact our results or operations. Accordingly, actual results could differ significantly from those in the hypothetical analysis in the table above.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2019.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

November 13, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and the Stockholders of Gladstone Capital Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2019, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2019 and 2018 by correspondence with the custodian and portfolio company investees. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

November 13, 2019

We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	September 30,
	2019	2018
ASSETS
Investments, at fair value: Non-Control/Non-Affiliate investments (Cost of $361,272 and $359,304, respectively)	$345,876	$325,567
Affiliate investments (Cost of $38,921 and $54,667, respectively)	35,421	48,856
Control investments (Cost of $28,259 and $13,496, respectively)	21,578	15,623
Cash and cash equivalents	15,707	1,971
Restricted cash and cash equivalents	41	33
Interest receivable, net	2,625	2,601
Due from administrative agent	2,826	2,807
Deferred financing costs, net	866	1,363
Other assets, net	1,129	687

TOTAL ASSETS	$426,069	$399,508

LIABILITIES
Borrowings, at fair value (Cost of $66,900 and $110,000, respectively)	$67,067	$110,000
Notes payable, net (Cost of $57,500 as of September 30, 2019)	55,750	—
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 2,070,000 and 2,070,000 shares issued and outstanding, respectively, net	50,354	50,077
Accounts payable and accrued expenses	576	290
Interest payable	842	330
Fees due to Adviser(A)	1,452	1,084
Fee due to Administrator(A)	366	317
Other liabilities	332	318

TOTAL LIABILITIES	$176,739	$162,416

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 30,345,923 and 28,501,980 shares issued and outstanding, respectively	$30	$29
Capital in excess of par value(C)	358,113	343,076
Cumulative net unrealized depreciation of investments	(25,577)	(37,421)
Cumulative net unrealized appreciation of other	(167)	—
Under (over) distributed net investment income(C)	136	(219)
Accumulated net realized losses	(83,205)	(68,373)

Total distributable loss	(108,813)	(106,013)

TOTAL NET ASSETS	$249,330	$237,092

NET ASSET VALUE PER COMMON SHARE	$8.22	$8.32

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2019	2018	2017
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$37,879	$33,497	$26,147
Affiliate investments	4,302	4,800	4,282
Control investments	2,146	1,817	1,626
Cash and cash equivalents	54	39	27

Total interest income (excluding PIK interest income)	44,381	40,153	32,082
PIK interest income
Non-Control/Non-Affiliate investments	1,262	3,524	4,299
Affiliate investments	49	281	692
Control investments	76	—	—

Total PIK interest income	1,387	3,805	4,991
Total interest income	45,768	43,958	37,073
Success fee income
Non-Control/Non-Affiliate investments	1,935	430	392
Affiliate investments	—	—	1,142

Total success fee income	1,935	430	1,534
Other income	2,332	1,193	626

Total investment income	50,035	45,581	39,233

EXPENSES
Base management fee(A)	7,230	7,033	5,781
Loan servicing fee(A)	5,072	5,042	4,146
Incentive fee(A)	5,776	5,348	4,779
Administration fee(A)	1,325	1,250	1,102
Interest expense on borrowings	8,037	5,858	3,073
Dividend expense on mandatorily redeemable preferred stock	3,105	3,105	4,152
Amortization of deferred financing fees	1,348	1,014	1,094
Professional fees	833	880	828
Other general and administrative expenses	1,187	1,086	1,117

Expenses, before credits from Adviser	33,913	30,616	26,072
Credit to base management fee—loan servicing fee(A)	(5,072)	(5,042)	(4,146)
Credit to fees from Adviser—other(A)	(3,386)	(3,081)	(4,126)

Total expenses, net of credits	25,455	22,493	17,800

NET INVESTMENT INCOME	24,580	23,088	21,433

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(16,404)	1,812	3,849
Affiliate investments	25	325	(2,330)
Control investments	(9)	(28,200)	(4,994)
Other	—	(133)	(1,288)

Total net realized gain (loss)	(16,388)	(26,196)	(4,763)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	18,341	(5,645)	(3,133)
Affiliate investments	2,311	1,409	1,951
Control investments	(8,808)	25,877	1,807
Other	(167)	115	(115)

Total net unrealized appreciation (depreciation)	11,677	21,756	510

Net realized and unrealized gain (loss)	(4,711)	(4,440)	(4,253)

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,869	$18,648	$17,180

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.84	$0.85	$0.84

Net increase in net assets resulting from operations	$0.68	$0.69	$0.67

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	29,269,466	27,104,077	25,495,117

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2019	2018	2017
OPERATIONS
Net investment income	$24,580	$23,088	$21,433
Net realized gain (loss) on investments	(16,388)	(26,063)	(3,475)
Net realized loss on other	—	(133)	(1,288)
Net unrealized appreciation (depreciation) of investments	11,844	21,641	625
Net unrealized appreciation (depreciation) of other	(167)	115	(115)

Net increase in net assets from operations	19,869	18,648	17,180

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.82, $0.84, and $0.84 per share, respectively)(A)	(23,861)	(22,801)	(21,433)
Distributions to common stockholders from return of capital ($0.02, $0.00, and $0.00 per share, respectively)(A)	(719)	—	—

Net decrease in net assets from distributions	(24,580)	(22,801)	(21,433)

CAPITAL TRANSACTIONS
Issuance of common stock	17,248	21,991	23,695
Offering costs for issuance of common stock	(299)	(396)	(999)

Net increase in net assets from capital transactions	16,949	21,595	22,696

NET INCREASE IN NET ASSETS	12,238	17,442	18,443
NET ASSETS, BEGINNING OF YEAR	237,092	219,650	201,207

NET ASSETS, END OF YEAR	$249,330	$237,092	$219,650

(A)	Refer to Note 9—Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase in net assets resulting from operations	$19,869	$18,648	$17,180
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(147,067)	(106,115)	(112,092)
Principal repayments on investments	118,381	64,896	75,204
Net proceeds from sale of investments	12,680	2,892	8,240
Increase in investments due to paid-in-kind interest or other	(1,752)	(4,060)	(4,729)
Net change in premiums, discounts and amortization	358	(119)	268
Net realized loss (gain) on investments	16,414	26,063	3,475
Net unrealized depreciation (appreciation) of investments	(11,844)	(21,641)	(625)
Net realized loss (gain) on other	—	—	1,288
Net unrealized appreciation (depreciation) of other	167	(115)	115
Changes in assets and liabilities:
Amortization of deferred financing fees	1,348	1,014	1,094
Decrease (increase) in interest receivable, net	(24)	(902)	634
Decrease (increase) in funds due from administrative agent	(19)	279	(922)
Decrease (increase) in other assets, net	(485)	1,857	(1,731)
Increase (decrease) in accounts payable and accrued expenses	286	(232)	(497)
Increase (decrease) in interest payable	512	66	63
Increase (decrease) in fees due to Adviser(A)	368	(208)	70
Increase (decrease) in fee due to Administrator(A)	49	73	(38)
Increase (decrease) in other liabilities	14	(192)	(23)

Net cash provided by (used in) operating activities	9,255	(17,796)	(13,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	170,700	118,900	138,700
Repayments on borrowings	(213,800)	(101,900)	(117,000)
Proceeds from issuance of mandatorily redeemable preferred stock	—	—	51,750
Redemption of mandatorily redeemable preferred stock	—	—	(61,000)
Proceeds from issuance of long-term debt	57,500	—	—
Deferred financing fees	(2,322)	(1,329)	(1,975)
Proceeds from issuance of common stock	17,248	21,991	23,695
Offering costs for issuance of common stock	(257)	(331)	(999)
Distributions paid to common stockholders	(24,580)	(22,801)	(21,433)

Net cash provided by (used in) financing activities	4,489	14,530	11,738

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	13,744	(3,266)	(1,288)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	2,004	5,270	6,558

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$15,748	$2,004	$5,270

CASH PAID DURING YEAR FOR INTEREST	$7,525	$5,792	$3,010
NON-CASH ACTIVITIES	—	500	—

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON—AFFILIATE INVESTMENTS(M) – 138.7%
Secured First Lien Debt—65.6%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc.—Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(C)	$12,124	$12,124	$12,033
Automobile—0.0%
Meridian Rack & Pinion, Inc. (S)—Term Debt (L + 11.5%, 13.5% Cash, Due 12/2019)(E)(H)	4,140	4,140	112
Buildings and Real Estate—0.9%
GFRC 360, LLC—Line of Credit, $50 available (L + 8.0%, 10.0% Cash, Due 9/2020)(C)	1,150	1,150	1,143
GFRC 360, LLC—Term Debt (L + 8.0%, 10.0% Cash, Due 9/2020)(C)	1,000	1,000	994

		2,150	2,137
Diversified/Conglomerate Service – 28.4%
DKI Ventures, LLC—Line of Credit, $2,500 available (L + 8.3%, 10.3% Cash, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC—Delayed Draw Term Loan, $5,000 available (L + 8.3%, 10.3% Cash, Due 12/2023)(C)	—	—	—
DKI Ventures, LLC—Term Debt (L + 8.3%, 10.3% Cash, Due 12/2023)(C)	6,054	6,054	5,827
ENET Holdings, LLC—Line of Credit, $1,000 available (L + 7.3%, 9.3% Cash, Due 4/2022)(C)	—	—	—
ENET Holdings, LLC—Term Debt (L + 7.3%, 9.3% Cash, Due 4/2025)(C)	29,000	29,000	28,420
R2i Holdings, LLC—Line of Credit, $2,000 available (L + 8.0%, 10.0% Cash, Due 12/2021)(C)	—	—	—
R2i Holdings, LLC—Term Debt (L + 8.0%, 10.0% Cash, Due 12/2023)(C)	19,625	19,625	18,987
Travel Sentry, Inc.—Term Debt (L + 8.0%, 10.1% Cash, Due 12/2021)(C)(U)	6,939	6,939	6,930
Vision Government Solutions, Inc.—Line of Credit, $2,500 available (L + 8.8%, 10.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc.—Term Debt (L + 8.8%, 10.8% Cash, Due 12/2022)(C)	10,600	10,558	10,547

		72,176	70,711
Healthcare, Education, and Childcare—11.2%
EL Academies, Inc.—Line of Credit, $2,000 available (L + 8.8%, 10.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc.—Delayed Draw Term Loan, $0 available (L + 8.8%, 10.8% Cash, Due 8/2022)(C)	16,000	15,980	15,940
EL Academies, Inc.—Term Debt (L + 8.8%, 10.8% Cash, Due 8/2022)(C)	12,000	11,975	11,955

		27,955	27,895
Machinery—2.5%
Arc Drilling Holdings LLC—Line of Credit, $875 available (L + 8.0%, 10.0% Cash, Due 11/2020)(C)	125	125	125
Arc Drilling Holdings LLC—Term Debt (L + 9.5%, 11.5% Cash, 3.0% PIK, Due 11/2022)(C)	5,916	5,916	5,663
Precision International, LLC—Line of Credit, $500 available (L + 7.5%, 9.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC—Term Debt (10.0% Cash, Due 9/2021)(C)(F)	436	436	437

		6,477	6,225
Printing and Publishing—0.0%
Chinese Yellow Pages Company—Line of Credit, $0 available (PRIME + 4.0%, 9.0% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications—17.8%
B+T Group Acquisition, Inc.(S)—Line of Credit, $435 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	765	765	759
B+T Group Acquisition, Inc.(S)—Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	6,000	6,000	5,955
NetFortris Corp.—Term Debt (L + 9.0%, 11.0% Cash, Due 2/2021)(C)	23,302	23,269	22,137
XMedius America, Inc.—Term Debt (L + 9.3%, 11.3% Cash, Due 10/2022)(Q)	8,690	8,690	8,777
XMedius Solutions Inc.—Term Debt (L + 9.3%, 11.3% Cash, Due 10/2022)(Q)	6,683	6,683	6,749

		45,407	44,377

Total Secured First Lien Debt		$170,536	$163,490

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt—59.6%
Automobile—4.0%
Sea Link International IRB, Inc.—Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$10,000	$9,986	$9,913
Beverage, Food, and Tobacco—4.2%
8th Avenue Food & Provisions, Inc.—Term Debt (L + 7.8%, 9.8% Cash, Due 10/2026)(D)	3,683	3,707	3,628
The Mochi Ice Cream Company—Term Debt (L + 10.5%, 12.5% Cash, Due 12/2023)(C)	6,750	6,729	6,843

		10,436	10,471
Cargo Transportation—5.2%
AG Transportation Holdings, LLC.—Term Debt (L + 10.0%, 13.3% Cash, Due 12/2020)(C)	13,000	13,000	12,967
Chemicals, Plastics, and Rubber—4.4%
Phoenix Aromas & Essential Oils, LLC—Term Debt (L + 9.5%, 11.5% Cash, Due 5/2024)(C)	10,000	10,000	9,838
Vertellus Holdings LLC—Term Debt (L + 12.0%, 14.0% Cash, Due 10/2021)(C)	1,099	1,099	1,085

		11,099	10,923
Diversified/Conglomerate Manufacturing—1.9%
Tailwind Smith Cooper Intermediate Corporation—Term Debt (L + 9.0%, 11.0% Cash, Due 5/2027)(D)	5,000	4,756	4,700
Diversified/Conglomerate Service—18.5%
CHA Holdings, Inc.—Term Debt (L + 8.8%, 10.8% Cash, Due 4/2026)(D)(U)	3,000	2,947	3,030
DigiCert Holdings, Inc.—Term Debt (L + 8.0%, 10.0% Cash, Due 10/2025)(D)(AA)	2,400	2,379	2,388
DiscoverOrg, LLC—Term Debt (L + 8.5%, 10.5% Cash, Due 2/2027)(D)	3,303	3,275	3,287
Drive Chassis Holdco, LLC—Term Debt (L + 8.3%, 10.3% Cash, Due 4/2026)(D)	5,000	4,760	4,700
Gray Matter Systems, LLC—Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,989
Keystone Acquisition Corp.—Term Debt (L + 9.3%, 11.3% Cash, Due 5/2025)(D)(U)	4,000	3,936	3,880
LDiscovery, LLC—Term Debt (L + 10.0%, 12.0% Cash, Due 12/2023)(D)	5,000	4,858	4,938
Prophet Brand Strategy—Delayed Draw Term Loan, $5,000 available (L + 9.5%, 11.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy—Term Debt (L + 9.5%, 11.5% Cash, Due 2/2025)(C)	13,000	13,000	13,000

		46,255	46,212
Healthcare, Education, and Childcare—1.1%
Medical Solutions Holdings, Inc.—Term Debt (L + 8.3%, 10.3% Cash, Due 6/2025)(D)	3,000	2,964	2,850
New Trident Holdcorp, Inc.—Term Debt (L + 10.0%, 12.1% Cash, Due 7/2020)(E)(H)(K)(U)	4,409	4,409	—

		7,373	2,850
Home and Office Furnishings, Housewares and Durable Consumer Products—3.9%
Belnick, Inc.—Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,800
Hotels, Motels, Inns, and Gaming—2.9%
Vacation Rental Pros Property Management, LLC—Term Debt (L + 10.0%, 12.0% Cash, 3.0% PIK, Due 6/2023)(C)	7,593	7,593	7,209
Machinery—0.4%
CPM Holdings, Inc.—Term Debt (L + 8.3%, 10.3% Cash, Due 11/2026)(D)	1,000	1,000	990
Oil and Gas—11.9%
Imperative Holdings Corporation—Term Debt (L + 10.3%, 12.3% Cash, Due 9/2022)(C)	30,000	30,000	29,625
Retail Stores—1.2%
United PF Holdings, LLC—Term Debt (L + 8.5%, 10.5% Cash, Due 6/2027)(D)	3,000	2,956	2,970

Total Secured Second Lien Debt		$154,454	$148,630

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt—1.6%
Healthcare, education, and childcare—1.6%
Edmentum Ultimate Holdings, LLC—Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,993	$3,993	$3,933
Preferred Equity—3.3%
Automobile—0.0%
Meridian Rack & Pinion, Inc.(S)—Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate—0.5%
GFRC 360, LLC—Preferred Stock(E)(G)	1,000	1,025	1,273
Diversified/Conglomerate Service—0.0%
Frontier Financial Group Inc.—Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc.—Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas—2.1%
FES Resources Holdings LLC—Preferred Equity Units(E)(G)	6,350	6,350	3,236
Imperative Holdings Corporation—Preferred Equity Units(E)(G)	13,740	632	2,030

		6,982	5,266
Telecommunications—0.7%
B+T Group Acquisition, Inc.(S)—Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp.—Preferred Stock(E)(G)	7,890,860	789	1,734

		2,588	1,734

Total Preferred Equity		$12,544	$8,273

Common Equity—8.6%
Aerospace and Defense—1.3%
Antenna Research Associates, Inc.—Common Equity Units(E)(G)	4,283	$4,283	$3,131
Automobile– 0.5%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	824	1,152
Beverage, Food, and Tobacco—0.8%
The Mochi Ice Cream Company—Common Stock(E)(G)	450	450	1,365
Triple H Food Processors, LLC—Common Stock(E)(G)	250,000	250	650

		700	2,015
Buildings and Real Estate—0.0%
GFRC 360, LLC—Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation—0.9%
AG Transportation Holdings, LLC—Member Profit Participation(E)(G)	18.0%	1,000	1,511
AG Transportation Holdings, LLC—Profit Participation Warrants(E)(G)	12.0%	244	747

		1,244	2,258
Chemicals, Plastics, and Rubber—0.2%
Vertellus Holdings LLC—Common Stock Units(E)(G)	879,121	3,018	525
Healthcare, Education, and Childcare—1.8%
Edmentum Ultimate Holdings, LLC—Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC—Common Stock(E)(G)	767	767	777
Leeds Novamark Capital I, L.P.—Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	4,060

		5,555	4,837
Machinery—0.5%
Arc Drilling Holdings LLC—Common Stock(E)(G)	15,000	1,500	415
Precision International, LLC—Membership Unit Warrant(E)(G)	33.3%	—	783

		1,500	1,198
Oil and Gas—0.1%
FES Resources Holdings LLC—Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC—Common Equity(E)(G)	435	499	160

		499	160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.1%
Funko Acquisition Holdings, LLC(S)—Common Units(G)(T)	12,180	59	170
Telecommunications—0.0%
B+T Group Acquisition, Inc.(S)—Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather—2.4%
Targus Cayman HoldCo, Ltd.—Common Stock(E)(G)	3,076,414	2,062	6,104

Total Common Equity		$19,745	$21,550

Total Non-Control/Non-Affiliate Investments		$361,272	$345,876

AFFILIATE INVESTMENTS(N)—14.2%
Secured First Lien Debt—3.2%
Diversified/Conglomerate Manufacturing—3.2%
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$6,200	$6,200	$6,045
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,960

		8,200	8,005

Total Secured First Lien Debt		$8,200	$8,005

Secured Second Lien Debt—10.0%
Diversified Natural Resources, Precious Metals and Minerals—8.5%
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,940
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,920
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,267
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	3,960

		21,300	21,087
Personal and Non-Durable Consumer Products (Manufacturing Only)—1.5%
Canopy Safety Brands, LLC—Term Debt (L + 10.5%, 12.5% Cash, Due 7/2022) (C)	3,750	3,750	3,759

Total Secured Second Lien Debt		$25,050	$24,846

Preferred Equity—0.6%
Diversified/Conglomerate Manufacturing—0.0%
Edge Adhesives Holdings, Inc. (S)—Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Preferred Stock(E)(G)	40,000	800	947
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.3%
Canopy Safety Brands, LLC—Preferred Stock(E)(G)	500,000	500	634

Total Preferred Equity		$3,816	$1,581

Common Equity—0.4%
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Common Stock(E)(G)	152,603	$1,855	$805
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.1%
Canopy Safety Brands, LLC—Common Stock(E)(G)	500,000	—	184

Total Common Equity		$1,855	$989

Total Affiliate Investments		$38,921	$35,421

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O)—8.7%
Secured First Lien Debt—2.8%
Diversified/Conglomerate Manufacturing—2.2%
LWO Acquisitions Company LLC—Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$5,218
LWO Acquisitions Company LLC—Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	5,218
Printing and Publishing—0.6%
TNCP Intermediate HoldCo, LLC—Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,465	1,500

Total Secured First Lien Debt		$18,097	$6,718

Secured Second Lien Debt—3.2%
Automobile—3.2%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 11.5% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity—2.7%
Automobile—1.7%
Defiance Integrated Technologies, Inc.—Common Stock(E)(G)	33,321	$580	$4,287
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Common Units(E)(G)	921,000	921	—
Machinery—0.9%
PIC 360, LLC—Common Equity Units(E)(G)	750	1	2,311
Printing and Publishing—0.1%
TNCP Intermediate HoldCo, LLC—Common Equity Units(E)(G)	790,000	500	197

Total Common Equity		$2,002	$6,795

Total Control Investments		$28,259	$21,578

TOTAL INVESTMENTS(Z)—161.6%		$428,452	$402,875

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $369.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, our investments in Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.7% of total investments, at fair value, as of September 30, 2019.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 2.02% as of September 30, 2019. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).

(D)	Fair value was based on the indicative bid price on or near September 30, 2019, offered by the respective syndication agent’s trading desk.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.09% as of September 30, 2019.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 5.00% as of September 30, 2019.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2019.
(Z)

Cumulative gross unrealized depreciation for federal income tax purposes is $55.6 million; cumulative gross unrealized appreciation for federal income tax purposes is $19.8 million. Cumulative net unrealized depreciation is $35.8 million, based on a tax cost of $438.6 million.

(AA)	Investment was exited subsequent to September 30, 2019. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M)—137.3%
Secured First Lien Debt—75.3%
Automobile—1.3%
Meridian Rack & Pinion, Inc. (S)—Term Debt (L + 11.5%, 13.8% Cash, Due 6/2019) (C)	$4,140	$4,140	$3,105
Beverage, Food, and Tobacco—2.6%
Triple H Food Processors, LLC—Line of Credit, $750 available (L + 6.8%, 9.0% Cash, Due 8/2020)(C)	—	—	—
Triple H Food Processors, LLC—Term Debt (L + 8.3%, 10.5% Cash, Due 8/2020)(C)	6,000	6,000	6,135

		6,000	6,135
Buildings and Real Estate—0.9%
GFRC Holdings, LLC—Line of Credit, $0 available (L + 8.0%, 10.3% Cash, Due 9/2018)(E)	1,150	1,150	1,150
GFRC Holdings, LLC—Term Debt (L + 8.0%, 10.3% Cash, Due 9/2018)(E)	1,000	1,000	1,000

		2,150	2,150
Diversified/Conglomerate Service—21.3%
IA Tech, LLC—Term Debt (L + 11.0%, 13.3% Cash, Due 6/2023)(C)	30,000	30,000	30,900
Travel Sentry, Inc.—Term Debt (L + 8.0%, 10.4% Cash, Due 12/2021)(C)(U)	8,415	8,415	8,646
Vision Government Solutions, Inc.—Line of Credit, $0 available (L + 8.8%, 11.0% Cash, Due 6/2021)(C)	1,450	1,446	1,305
Vision Government Solutions, Inc.—Delayed Draw Term Loan, $900 available (10.0% Cash, Due 6/2021)(C)(F)	1,600	1,596	1,448
Vision Government Solutions, Inc.—Term Debt (L + 8.8%, 11.0% Cash, Due 6/2021)(C)	9,000	8,978	8,100

		50,435	50,399
Healthcare, education, and childcare—9.7%
EL Academies, Inc.—Line of Credit, $2,000 available (L + 9.5%, 11.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc.—Delayed Draw Term Loan, $1,010 available (L + 9.5%, 11.8% Cash, Due 8/2022)(C)	8,990	8,990	9,069
EL Academies, Inc.—Term Debt (L + 9.5%, 11.8% Cash, Due 8/2022)(C)	12,000	12,000	12,105
TWS Acquisition Corporation—Term Debt (L + 8.0%, 10.3% Cash, Due 7/2020)(Q)(AA)	2,000	2,000	2,000

		22,990	23,174
Machinery—2.7%
Arc Drilling Holdings LLC—Line of Credit, $1,000 available (L + 8.0%, 10.3% Cash, Due 11/2020)(C)	—	—	—
Arc Drilling Holdings LLC—Term Debt (L + 9.5%, 11.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,960	5,960	5,454
Precision International, LLC—Term Debt (10.0%, Due 9/2021)(C)(F)	836	836	836

		6,796	6,290
Oil and Gas—17.0%
Impact! Chemical Technologies, Inc.—Line of Credit, $0 available (L + 8.8%, 11.0% Cash, Due 12/2020)(C)	2,500	2,500	2,497
Impact! Chemical Technologies, Inc.—Term Debt (L + 8.8%, 11.0% Cash, Due 12/2020)(C)	20,000	20,000	19,975
WadeCo Specialties, Inc.—Line of Credit, $1,100 available (L + 7.0%, 9.3% Cash, Due 3/2019)(C)	900	900	909
WadeCo Specialties, Inc.—Term Debt (L + 7.0%, 9.3% Cash, Due 3/2019)(C)	9,691	9,691	9,788
WadeCo Specialties, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 3/2019)(C)	7,000	7,000	7,035

		40,091	40,204
Printing and Publishing—0.0%
Chinese Yellow Pages Company—Line of Credit, $0 available (PRIME + 4.0%, 9.3% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications—19.8%
Applied Voice & Speech Technologies, Inc.—Term Debt (L + 9.3%, 11.5% Cash, Due 10/2022)(C)	10,100	10,100	9,948
B+T Group Acquisition, Inc.(S)—Term Debt (L + 11.0%, 13.3% Cash, Due 12/2019)(C)	6,000	6,000	6,000
NetFortris Corp.—Term Debt (L + 8.4%, 10.7% Cash, Due 2/2021)(C)	23,700	23,700	23,522
XMedius Solutions Inc.—Term Debt (L + 9.3%, 11.5% Cash, Due 10/2022)(C)	7,493	7,493	7,521

		47,293	46,991

Total Secured First Lien Debt		$180,002	$178,448

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt—53.5%
Automobile—2.1%
Sea Link International IRB, Inc.—Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$5,000	$4,980	$5,094
Beverage, Food, and Tobacco—2.9%
The Mochi Ice Cream Company—Term Debt (L + 10.5%, 12.8% Cash, Due 12/2023)(C)	6,750	6,726	6,767
Cargo Transportation– 5.5%
AG Transportation Holdings, LLC.—Term Debt (L + 10.0%, 13.3% Cash, Due 3/2020)(C)	13,000	13,000	13,097
Chemicals, Plastics, and Rubber—0.5%
Vertellus Holdings LLC—Term Debt (L + 12.0%, 14.3% Cash, Due 10/2021)(C)	1,099	1,099	1,096
Diversified/Conglomerate Manufacturing—8.7%
Alloy Die Casting Co.(S)—Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	5,235	5,235	4,934
Alloy Die Casting Co.(S)—Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	75	75	71
Alloy Die Casting Co.(S)—Term Debt (L + 4.0%, 6.3% Cash, Due 4/2021)(C)	390	390	368
United Flexible, Inc.—Term Debt (L + 9.3%, 11.5% Cash, Due 2/2022)(C)	15,300	15,232	15,300

		20,932	20,673
Diversified/Conglomerate Service—12.1%
CHA Holdings, Inc.—Term Debt (L + 8.8%, 11.1% Cash, Due 4/2026)(D)(U)	3,000	2,942	3,030
DigiCert Holdings, Inc.—Term Debt (L + 8.0%, 10.3% Cash, Due 10/2025)(D)	3,000	2,977	2,989
Gray Matter Systems, LLC—Delayed Draw Term Loan, $2,000 available (12.0% Cash, Due 11/2023)(C)(F)	—	—	—
Gray Matter Systems, LLC—Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,045
Keystone Acquisition Corp.—Term Debt (L + 9.3%, 11.6% Cash, Due 5/2025)(D)(U)	4,000	3,929	4,015
LDiscovery, LLC—Term Debt (L + 10.0%, 12.3% Cash, Due 12/2023)(D)	5,000	4,836	4,400
Red Ventures, LLC—Term Debt (L + 8.0%, 10.3% Cash, Due 11/2025)(D)(AA)	3,125	3,069	3,188

		28,853	28,667
Healthcare, education, and childcare—10.0%
Medical Solutions Holdings, Inc.—Term Debt (L + 8.3%, 10.5% Cash, Due 6/2025)(D)	3,000	2,960	3,000
Merlin International, Inc.—Term Debt (L + 10.0%, 12.3% Cash, Due 10/2022)(C)	20,000	20,000	20,600
New Trident Holdcorp, Inc.—Term Debt (L + 10.0%, 5.5% Cash, 6.8% PIK, Due 7/2020)(E)	4,382	4,382	—

		27,342	23,600
Home and Office Furnishings, Housewares and Durable Consumer Products—4.3%
Belnick, Inc.—Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,125
Hotels, Motels, Inns, and Gaming—2.6%
Vacation Rental Pros Property Management, LLC—Term Debt (L + 10.0%, 12.3% Cash, 3.0% PIK, Due 6/2023)(C)	7,366	7,366	6,337
Oil and Gas—3.2%
Francis Drilling Fluids, Ltd.—Term Debt (L + 10.4%, 12.6% Cash, Due 4/2020) (E)(H)(I)	18,510	18,427	5,281
Francis Drilling Fluids, Ltd.—Term Debt (L + 9.3%, 11.5% Cash, Due 4/2020) (E)(H)(I)	8,473	8,434	2,417

		26,861	7,698
Personal and Non-Durable Consumer Products (Manufacturing Only)—1.6%
Canopy Safety Brands, LLC—Term Debt (L + 10.5%, 12.8% Cash, Due 7/2022) (C)	3,750	3,750	3,802

Total Secured Second Lien Debt		$150,909	$126,956

Unsecured Debt—1.5%
Healthcare, education, and childcare—1.5%
Edmentum Ultimate Holdings, LLC—Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,613	$3,613	$3,603
Preferred Equity—1.9%
Automobile—0.0%
Meridian Rack & Pinion, Inc. (S)—Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate—0.1%
GFRC Holdings, LLC—Preferred Stock(E)(G)	1,000	1,025	305

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Diversified/Conglomerate Manufacturing—0.5%
Alloy Die Casting Co.(S)—Preferred Stock(E)(G)	2,192	2,192	533
United Flexible, Inc.—Preferred Stock(E)(G)	538	538	708

		2,730	1,241
Diversified/Conglomerate Service—0.0%
Frontier Financial Group Inc.—Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc.—Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas—0.9%
Chemical & Injection Holdings Company, LLC—Preferred Equity Units(E)(G)	13,830	618	2,137
Francis Drilling Fluids, Ltd.—Preferred Equity Units(E)(G)(I)	1,656	1,215	—

		1,833	2,137
Telecommunications—0.4%
B+T Group Acquisition, Inc.(S)—Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp.—Preferred Stock(E)(G)	2,677,070	268	803

		2,067	803
Total Preferred Equity		$9,604	$4,486

Common Equity—5.1%
Aerospace and Defense—0.3%
FedCap Partners, LLC—Class A Membership Units ($0 Uncalled Commitment)(G)(K)(R)	80	$1,449	$616
Automobile– 0.4%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	494,902	495	857
Beverage, Food, and Tobacco—0.3%
The Mochi Ice Cream Company—Common Stock(E)(G)	450	450	230
Triple H Food Processors, LLC—Common Stock(E)(G)	250,000	250	595

		700	825
Buildings and Real Estate—0.0%
GFRC Holdings, LLC—Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation—0.9%
AG Transportation Holdings, LLC—Member Profit Participation(E)(G)	18.0%	1,000	1,375
AG Transportation Holdings, LLC—Profit Participation Warrants(E)(G)	12.0%	244	692

		1,244	2,067
Chemicals, Plastics, and Rubber—0.2%
Vertellus Holdings LLC—Common Stock Units(E)(G)	879,121	3,017	404
Diversified/Conglomerate Manufacturing—0.9%
Alloy Die Casting Co.(S)—Common Stock(E)(G)	270	18	—
United Flexible, Inc.—Common Stock(E)(G)	1,158	148	2,247

		166	2,247
Healthcare, education, and childcare—1.4%
Edmentum Ultimate Holdings, LLC—Common Stock(E)(G)	21,429	2,636	—
EL Academies, Inc.—Common Stock(E)(G)	649	649	844
Leeds Novamark Capital I, L.P.—Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	2,695

		5,437	3,539
Machinery—0.1%
Arc Drilling Holdings LLC—Common Stock(E)(G)	16.7%	1,500	—
Precision International, LLC—Membership Unit Warrant(E)(G)	33.3%	—	296

		1,500	296
Oil and Gas—0.1%
Francis Drilling Fluids, Ltd.—Common Equity Units(E)(G)(I)	1,656	1	—
W3, Co.—Common Equity(E)(G)	435	499	133

		500	133
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.5%
Canopy Safety Brands, LLC—Participation Warrant(E)(G)	1	500	418
Funko Acquisition Holdings, LLC(S)—Common Units(G)(T)	39,483	167	672

		667	1,090

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Telecommunications—0.0%
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

Total Common Equity		$15,176	$12,074

Total Non-Control/Non-Affiliate Investments		$359,304	$325,567

AFFILIATE INVESTMENTS(N)—20.6%
Secured First Lien Debt—7.1%
Diversified/Conglomerate Manufacturing—7.1%
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 10.5%, 12.8% Cash, Due 2/2019)(C)	$6,200	$6,200	$6,061
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 11.8%, 14.0% Cash, Due 2/2019)(C)	1,600	1,600	1,572
LWO Acquisitions Company LLC—Line of Credit, $0 available (L + 5.5%, 7.8% Cash, 2.0% PIK, Due 12/2019)(C)	3,205	3,205	3,105
LWO Acquisitions Company LLC—Term Debt (L + 8.5%, 10.8% Cash, 2.0% PIK, Due 12/2019)(C)	11,166	11,166	6,089

		22,171	16,827

Total Secured First Lien Debt		$22,171	$16,827

Secured Second Lien Debt—9.0%
Diversified Natural Resources, Precious Metals and Minerals—9.0%
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$6,014
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	8,020
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,308
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	4,010

		21,300	21,352

Total Secured Second Lien Debt		$21,300	$21,352

Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2020)(C)(P)	$95	$95	$52
Preferred Equity—1.4%
Diversified/Conglomerate Manufacturing—1.0%
Edge Adhesives Holdings, Inc. (S)—Preferred Stock(E)(G)	2,516	$2,516	$2,381
Diversified Natural Resources, Precious Metals and Minerals—0.4%
Lignetics, Inc.—Preferred Stock(E)(G)	40,000	800	882

Total Preferred Equity		$3,316	$3,263

Common Equity—3.1%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Common Units(E)(G)	921,000	$921	$—
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Common Stock(E)(G)	152,603	1,855	806
Textiles and Leather—2.8%
Targus Cayman HoldCo, Ltd.—Common Stock(E)(G)	3,076,414	5,009	6,556

Total Common Equity		$7,785	$7,362

Total Affiliate Investments		$54,667	$48,856

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

SEPTEMBER 30, 2018

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O)—6.6%
Secured First Lien Debt—1.8%
Machinery—1.2%
PIC 360, LLC—Term Debt (14.0% Cash, Due 9/2019)(E)(F)	$2,850	$2,850	$2,850
Printing and Publishing—0.6%
TNCP Intermediate HoldCo, LLC—Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	$1,500	1,500	1,500

Total Secured First Lien Debt		$4,350	$4,350

Secured Second Lien Debt—3.4%
Automobile– 3.4%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 11.8% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065
Common Equity—1.4%
Automobile– 0.5%
Defiance Integrated Technologies, Inc.—Common Stock(E)(G)	33,321	$580	$1,088
Machinery—0.7%
PIC 360, LLC—Common Equity Units(E)(G)	750	1	1,622
Printing and Publishing—0.2%
TNCP Intermediate HoldCo, LLC—Common Equity Units(E)(G)	790,000	500	498

Total Common Equity		$1,081	$3,208

Total Control Investments		$13,496	$15,623

TOTAL INVESTMENTS(Z)—164.5%		$427,467	$390,046

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

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 2.27% as of September 30, 2018. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE.
(D)	Fair value was based on the indicative bid price on or near September 30, 2018, offered by the respective syndication agent’s trading desk.
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
(T)

Our investment in Funko was valued using Level 2 inputs within the FASB ASC 820 fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Stock Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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

SEPTEMBER 30, 2019

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Consolidated Financial Statements and the accompanying notes in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

ICE Data Pricing and Reference Data, LLC (“ICE”), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances before determining fair value.

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

Valuation Techniques

In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:

•

Total Enterprise Value—In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or EBITDA); EBITDA obtained from our indexing methodology whereby the original transaction EBITDA at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.

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

•

Yield Analysis—The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including, among other things, increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

•

Market Quotes—For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis explained above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. At September 30, 2019, loans to two portfolio companies were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $0.1 million, or 0.0% of the fair value of all debt investments in our portfolio. At September 30, 2018, loans to one portfolio company were on non-accrual status with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $7.7 million, or 2.1% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2019 and 2018, we had ten and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million, $0.2 million, and $0.3 million for the years ended September 30, 2019, 2018, and 2017, respectively. The unamortized balance of OID investments as of September 30, 2019 and 2018 totaled $0.8 million and $0.4 million, respectively. As of September 30, 2019 and 2018, we had four and five investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.4 million, $3.8 million and $5.0 million for the years ended September 30, 2019, 2018, and 2017, respectively. We collected $0, $0.8 million, and $2.0 million of PIK interest in cash during the years ended September 30, 2019, 2018, and 2017, respectively.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our revolving line of credit are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of the revolving line of credit. Costs associated with the issuance of our notes payable are presented as discounts to the principal amount of the notes payable and are amortized using the straight-line method, which approximates the effective interest method, over the term of the notes. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the respective series of preferred stock. Refer to Note 5—Borrowings and Note 6—Mandatorily Redeemable Preferred Stock for further discussion.

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement with KeyBank, as administrative agent, lead arranger and lender (our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2016—2018 remain subject to examination by the Internal Revenue Service (“IRS”).

Distributions

Distributions to stockholders are recorded on the ex-dividend date. We are required to pay out at least 90.0% of our Investment Company Taxable Income (as defined below), which is generally our net ordinary income plus the excess of our net short-term capital gains over net long-term capital losses for each taxable year as a distribution to our stockholders in order to maintain our ability to be taxed as a RIC under Subchapter M of the Code. It is our policy to pay out as a distribution up to 100.0% of those amounts. The amount to be paid is determined by our Board of Directors each quarter and is based on the annual earnings estimated by our management. Based on that estimate, a distribution is declared each quarter and is paid out monthly over the course of the respective quarter. Refer to Note 9—Distributions to Common Stockholders for further information.

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

Recent Accounting Pronouncements

In July 2019, the FASB issued Accounting Standards Update 2019-07, “Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)” (“ASU 2019-07”). ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 was effective immediately. The adoption of ASU 2019-07 did not have a material impact on our financial position, results of operations or cash flows.

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, “Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”), which changes how entities measure certain equity investments and how entities present changes in the fair value of financial liabilities measured under the fair value option that are attributable to instrument-specific credit risk. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years and we adopted ASU 2016-01 effective October 1, 2018. The adoption of ASU 2016-01 did not have a material impact on our financial position, results of operations or cash flows.

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

When a determination is made to classify our investments within Level 3 of the valuation hierarchy, such determination is based upon the significance of the unobservable factors to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable, or Level 3, inputs, observable inputs (or components that are actively quoted and can be validated to external sources). The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. Investments in funds measured using NAV as a practical expedient are not categorized within the fair value hierarchy.

As of September 30, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient. As of September 30, 2018, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investments in FedCap and Leeds, which were valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. There were no transfers in or out of Level 1, 2, and 3 during the year ended September 30, 2019. During the year ended September 30, 2018, we transferred our investment in Funko from Level 3 to Level 2 as a result of the initial public offering of Funko, Inc. in November 2017 as our units in Funko can be converted into common shares of Funko, Inc. upon meeting certain requirements.

As of September 30, 2019 and 2018, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Secured first lien debt	$178,213		$—	$—		$178,213
Secured second lien debt	181,541		—	—		181,541
Unsecured debt	3,933		—	—		3,933
Preferred equity	9,854		—	—		9,854
Common equity/equivalents	25,274	(A)	—	170	(B)	25,104

Total Investments at September 30, 2019	$398,815		$—	$170		$398,645

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2018:
Secured first lien debt	$199,625		$—	$—		$199,625
Secured second lien debt	156,373		—	—		156,373
Unsecured debt	3,655		—	—		3,655
Preferred equity	7,749		—	—		7,749
Common equity/equivalents	19,333	(A)	—	672	(B)	18,661

Total Investments at September 30, 2018	$386,735		$—	$672		$386,063

(A)

Excludes our investment in Leeds with fair value of $4.1 million as of September 30, 2019. Excludes our investments in FedCap and Leeds with fair values of $0.6 million and $2.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using NAV as a practical expedient.

(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2019 and September 30, 2018, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2019		September 30, 2018
Non-Control/Non-Affiliate Investments
Secured first lien debt	$163,490		$178,448
Secured second lien debt	148,630		126,956
Unsecured debt	3,933		3,603
Preferred equity	8,273		4,486
Common equity/equivalents	17,320	(A)	8,091	(B)

Total Non-Control/Non-Affiliate Investments	$341,646		$321,584

Affiliate Investments
Secured first lien debt	$8,005		$16,827
Secured second lien debt	24,846		21,352
Unsecured debt	—		52
Preferred equity	1,581		3,263
Common equity/equivalents	989		7,362

Total Affiliate Investments	$35,421		$48,856

Control Investments
Secured first lien debt	$6,718		$4,350
Secured second lien debt	8,065		8,065
Common equity/equivalents	6,795		3,208

Total Control Investments	$21,578		$15,623

Total Investments at Fair Value Using Level 3 Inputs	$398,645		$386,063

(A)

Excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in FedCap, Leeds, and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. FedCap and Leeds were valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2019 and September 30, 2018. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2019	September 30, 2018	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2019	September 30, 2018

Secured first lien debt(A)	$171,383	$193,125	Yield Analysis	Discount Rate	9.8%–18.0% / 12.4%	6.9%–24.3% / 12.7%
	6,830	6,500	TEV	EBITDA multiple	6.5x – 6.5x /6.5x	3.3x – 3.3x /3.3x
				EBITDA	$830–$830 /$830	$1,507–$1,507 /$1,507
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.5x / 0.4x
				Revenue	$6,663–$18,978 /$17,959	$4,909–$7,400 /$5,933
Secured second lien debt	136,115	119,988	Yield Analysis	Discount Rate	11.5%–16.8% /12.6%	10.7%–23.2% /12.6%
	37,361	20,622	Market Quote	IBP	94.0%–101.0% /97.3%	88.0%–102.0% /97.6%
	8,065	15,763	TEV	EBITDA multiple	5.4x – 6.5x /5.8x	5.5x – 6.6x /5.8x
				EBITDA	$3,571–$37,311 /$15,498	$2,500–$55,375 / $13,341
Unsecured debt	3,933	3,655	Yield Analysis	Discount Rate	12.2%–12.2% / 12.2%	10.2%–20.3% / 10.4%
Preferred and common equity / equivalents(B)	34,958	26,410	TEV	EBITDA multiple	3.3x – 8.9x / 6.4x	3.3x – 11.9x / 6.6x
				EBITDA	$715 -$48,973 /$14,853	$459 -$39,352 /$14,216
				Revenue multiple	0.3x – 1.4x / 0.8x	0.3x – 1.5x / 0.7x
				Revenue	$1,033 -$61,584 /$25,814	$473 -$543,360 /$313,688

Total Level 3 Investments, at Fair Value	$398,645	$386,063

(A)

Fair value as of September 30, 2019 includes two proprietary debt investments totaling $15.5 million, which were valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2018 includes one proprietary debt investment totaling $2.0 million, which was valued using the expected payoff amount as the unobservable input.

(B)

Fair value as of September 30, 2019 excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Fair value as of September 30, 2018 excludes our investments in FedCap, Leeds and Funko with fair values of $0.6 million, $2.7 million, and $0.7 million, respectively, as of September 30, 2018. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both September 30, 2019 and September 30, 2018. FedCap was valued using NAV as a practical expedient as of September 30, 2018.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2019 and 2018 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized (loss) gain(A)	(90)	(25,631)	—	(1,226)	10,847	(16,100)
Net unrealized (depreciation) appreciation(B)	(11,965)	(1,136)	(102)	(1,154)	11,691	(2,666)
Reversal of prior period net depreciation (appreciation) on realization(B)	246	19,009	—	(118)	(6,431)	12,706
New investments, repayments and settlements:(C)
Issuances/originations	86,933	51,240	380	5,536	4,729	148,818
Settlements/repayments	(66,626)	(46,961)	—	(2,191)	(2,963)	(118,741)
Sales	90	(3)	—	(528)	(10,994)	(11,435)
Transfers	(30,000)	28,650	—	1,786	(436)	—

Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2017	$173,896	$155,249	$3,324	$6,561	$10,947	$349,977
Total gains (losses):
Net realized (loss) gain(A)	(22,646)	38	—	(4,684)	474	(26,818)
Net unrealized (depreciation) appreciation(B)	(5,534)	(8,320)	(52)	2,503	5,564	(5,839)
Reversal of prior period net depreciation (appreciation) on realization(B)	21,645	(545)	—	4,550	740	26,390
New investments, repayments and settlements:(C)
Issuances/originations	65,866	41,480	383	268	2,153	110,150
Settlements/repayments	(23,438)	(41,654)	—	—	—	(65,092)
Sales	(1)	(38)	—	(1,290)	(1,217)	(2,546)
Transfers	(10,163)	10,163	—	(159)	—	(159)

Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.

(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of September 30, 2019 and September 30, 2018, we held 37 and 39 proprietary investments with an aggregate fair value of $353.7 million and $357.6 million, or 87.8% and 91.7% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2019:

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

•

In December 2018, our investment in Francis Drilling Fluids, Ltd. (“FDF”) was restructured upon its emergence from Chapter 11 bankruptcy protection. As part of the restructure, our existing $27.0 million debt investment in FDF was converted to $1.35 million of preferred equity and common equity units in a new entity, FES Resources Holdings, LLC (“FES Resources”). We also invested an additional $5.0 million in FES Resources through a combination of preferred equity and common equity units. In conjunction with the restructure, we recorded a net realized loss of $26.9 million associated with our investment in FDF.

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

•	In April 2019, we invested $35.0 million in ENET Holdings, LLC through secured first lien debt. In May 2019, we sold $6.0 million of our investment in ENET Holdings, LLC.

•	In May 2019, we invested $10.0 million in Phoenix Aromas Holdings, LLC through secured second lien debt.

•	In May 2019, one of our fund investments, FedCap Partners, LLC, sold its final investment. We received net cash proceeds of $0.6 million and recognized a realized loss of $0.8 million.

•

In May 2019, our investment in IA Tech, LLC paid off, which resulted in a prepayment fee of $0.9 million. In connection with the payoff, we received net cash proceeds of $30.9 million, including the repayment of our debt investment of $30.0 million at par.

•	In July 2019, our debt investment in PIC 360, LLC was paid off at par for net proceeds of $2.6 million.
•	In August 2019, we invested $13.0 million in Prophet Brand Strategy through secured second lien debt.

•	In August 2019, we invested an additional $5.0 million in Sea Link International IRB, Inc, an existing portfolio company, through secured second lien debt.

•

In August 2019, we sold our investment in Alloy Die Casting Co, which resulted in success fee income of $0.8 million and a realized gain of approximately $8.7 million. In connection with the sale, we received net cash proceeds of approximately $18.3 million, including the repayment of our debt investment of $5.7 million at par.

•	In September 2019, we invested an additional $6.2 million in EL Academies Inc., an existing portfolio company, through secured first lien debt.

Syndicated Investments

As of September 30, 2019 and September 30, 2018, we held 16 and 11 syndicated investments with an aggregate fair value of $49.2 million and $32.4 million, or 12.2% and 8.3% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2019:

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

Investment Concentrations

As of September 30, 2019, our investment portfolio consisted of investments in 53 portfolio companies located in 25 states in 19 different industries, with an aggregate fair value of $402.9 million. The five largest investments at fair value as of September 30, 2019 totaled $135.5 million, or 33.6% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2018 totaling $122.8 million, or 31.5% of our total investment portfolio. As of September 30, 2019 and September 30, 2018, our average investment by obligor was $8.1 million and $8.5 million at cost, respectively.

The following table outlines our investments by security type as of September 30, 2019 and September 30, 2018:

	September 30, 2019				September 30, 2018
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$196,833	45.9%	$178,213	44.2%	$206,523	48.3%	$199,625	51.2%
Secured second lien debt	187,569	43.8	181,541	45.1	180,274	42.2	156,373	40.1
Unsecured debt	4,088	1.0	3,933	1.0	3,708	0.9	3,655	0.9

Total debt investments	388,490	90.7	363,687	90.3	390,505	91.4	359,653	92.2
Preferred equity	16,360	3.8	9,854	2.4	12,920	3.0	7,749	2.0
Common equity/equivalents	23,602	5.5	29,334	7.3	24,042	5.6	22,644	5.8

Total equity investments	39,962	9.3	39,188	9.7	36,962	8.6	30,393	7.8

Total Investments	$428,452	100.0%	$402,875	100.0%	$427,467	100.0%	$390,046	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$116,923	29.0%	$79,066	20.3%
Telecommunications	46,111	11.4	47,794	12.3
Healthcare, education and childcare	39,515	9.8	53,916	13.8
Oil and gas	35,051	8.7	50,172	12.9
Automobile	23,529	5.8	18,209	4.7
Diversified natural resources, precious metals and minerals	22,839	5.7	23,040	5.9
Diversified/Conglomerate Manufacturing	17,923	4.4	43,421	11.1
Cargo Transportation	15,225	3.8	15,164	3.9
Aerospace and Defense	15,164	3.8	616	0.1
Beverage, food and tobacco	12,486	3.1	13,727	3.5
Chemicals, Plastics and Rubber	11,448	2.8	1,500	0.4
Machinery	10,724	2.7	11,058	2.8
Home and Office Furnishings, Housewares and Durable Consumer Products	9,800	2.4	10,125	2.6
Hotels, Motels, Inns, and Gaming	7,209	1.8	6,337	1.6
Textiles and leather	6,104	1.5	6,556	1.7
Personal and non-durable consumer products	4,747	1.2	4,892	1.3
Buildings and real estate	3,410	0.9	2,455	0.6
Other, < 2.0%	4,667	1.2	1,998	0.5

Total Investments	$402,875	100.0%	$390,046	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada as of September 30, 2019 and 2018:

	September 30, 2019		September 30, 2018
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$171,985	42.7%	$168,917	43.3%
West	118,078	29.3	114,286	29.3
Midwest	56,149	13.9	61,733	15.8
Northeast	49,914	12.4	37,589	9.7
Canada	6,749	1.7	7,521	1.9

Total Investments	$402,875	100.0%	$390,046	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2019:

Year Ending September 30,	Amount
2020	$24,095
2021	64,421
2022	79,618
2023	82,259
2024	63,748
Thereafter	75,386

Total contractual repayments	$389,527
Adjustments to cost basis of debt investments	(1,037)
Investments in equity securities	39,962

Investments held as of September 30, 2019 at Cost:	$428,452

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2019 and 2018, we had gross receivables from portfolio companies of $0.7 million and $0.3 million, respectively. The allowance for uncollectible receivables was $16 thousand and $32 thousand as of September 30, 2019 and 2018, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 9,

2019, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2020.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2019	2018	2017
Average total assets subject to base management fee(A)	$413,143	$401,886	$330,343
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%

Base management fee(B)	7,230	7,033	5,781
Portfolio company fee credit	(1,474)	(1,020)	(1,588)
Syndicated loan fee credit	(424)	(364)	(221)

Net Base Management Fee	$5,332	$5,649	$3,972

Loan servicing fee(B)	$5,072	$5,042	$4,146
Credit to base management fee—loan servicing fee(B)	(5,072)	(5,042)	(4,146)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee(B)	$5,776	$5,348	$4,779

Incentive fee credit	(1,488)	(1,697)	(2,317)

Net Incentive Fee	$4,288	$3,651	$2,462

Portfolio company fee credit	$(1,474)	$(1,020)	$(1,588)
Syndicated loan fee credit	(424)	(364)	(221)
Incentive fee credit	(1,488)	(1,697)	(2,317)

Credit to Fees from Adviser—Other(B)	$(3,386)	$(3,081)	$(4,126)

(A)

Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the period.

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million for the years ended September 30, 2019, 2018, and 2017, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2019 and 2018.

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

The second part of the incentive fee is a capital gains-based incentive fee that will be determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2019, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital depreciation included in the calculation of the capital gains-based incentive fee. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2019.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2019, 2018, and 2017.

Transactions with the Administrator

We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2019, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2020.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $1.3 million, $0.8 million, and $1.0 million during the years ended September 30, 2019, 2018, and 2017, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2019	September 30, 2018
Base management fee due to Adviser	$61	$378
Loan servicing fee due to Adviser	305	281
Incentive fee due to Adviser	1,086	425

Total fees due to Adviser	1,452	1,084

Fee due to Administrator	366	317

Total Related Party Fees Due	$1,818	$1,401

In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2019 and September 30, 2018, totaled $32 thousand and $19 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $0 as of each of September 30, 2019 and September 30, 2018. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019 and 2018.

NOTE 5. BORROWINGS

Revolving Credit Facility

On July 10, 2019, we, through Business Loan, entered into Amendment No. 5 to our Credit Facility with KeyBank, which (i) modified the covenants to reduce our minimum asset coverage with respect to senior securities representing indebtedness from 200% to 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), (ii) amended the excess concentration limits definition to decrease the limit for non-first lien loans from 60% to 50% under certain circumstances and (iii) amended the distributions covenant to allow a distribution to be applied towards the redemption of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”). The Credit Facility continues to include customary terms, covenants, events of default and constraints on borrowing availability based on collateral tests for a credit facility of its size and nature.

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

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2019	2018
Commitment amount	$190,000	$190,000
Borrowings outstanding, at cost	66,900	110,000
Availability(A)	101,725	68,116

	Year Ended September 30,
	2019	2018	2017
Weighted average borrowings outstanding, at cost	$71,526	$114,716	$58,384
Weighted average interest rate(B)	6.8%	5.1%	5.3%
Commitment (unused) fees incurred	$1,014	$338	$564

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2019 and 2018.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $270.1 million as of September 30, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $354.6 million, asset coverage on our “senior securities representing indebtedness” of 336.9%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 37 obligors in our Credit Facility’s borrowing base as of September 30, 2019. As of September 30, 2019, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 0.75% unused commitment fee. As of September 30, 2018, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding increase or decrease, respectively, in the fair value of our Credit Facility. As of September 30, 2019 and 2018, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2019 and 2018, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2019 and 2018:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2019	2018

Credit Facility	$67,067	$110,000

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2019	2018
Fair value as of September 30, 2018 and 2017, respectively	$110,000	$93,115
Borrowings	170,700	118,900
Repayments	(213,800)	(101,900)
Net unrealized appreciation (depreciation)(A)	167	(115)

Fair Value as of September 30, 2019 and 2018, respectively	$67,067	$110,000

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2019 and 2018.

The fair value of the collateral under our Credit Facility totaled approximately $369.0 million and $332.3 million as of September 30, 2019 and 2018, respectively.

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

The 2023 Notes are traded under the ticker symbol “GLADD” on the Nasdaq Global Select Market (“Nasdaq”). The 2023 Notes will mature on November 1, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2020. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on February 1, May 1, August 1, and November 1 of each year, commencing February 1, 2019 (which equates to approximately $3.5 million per year). The 2023 Notes are recorded at the principal amount, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019.

The indenture relating to the 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of such declaration, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The fair value, based on the last quoted closing price, of the 2023 Notes as of September 30, 2019 was $60.1 million. We consider the trading price of the 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

The shares of our Series 2024 Term Preferred Stock were traded under the ticker symbol “GLADN” on Nasdaq as of September 30, 2019. Our Series 2024 Term Preferred Stock was not convertible into our common stock or any other security and provided for a fixed dividend equal to 6.00% per year, payable monthly (which equated in total to approximately $3.1 million per year). We would have been required to redeem all of the outstanding Series 2024 Term Preferred Stock on September 30, 2024 for cash at a redemption price equal to $25.00 per share plus an amount equal to all unpaid dividends and distributions per share accumulated to (but excluding) the date of redemption (the “Redemption Price”). We may additionally have been required to mandatorily redeem some or all of the shares of our Series 2024 Term Preferred Stock early, at the Redemption Price, in the event of the following: (1) upon the occurrence of certain events that would constitute a change in control, or (2) if we failed to maintain an asset coverage of at least 200% on our “senior securities that are stock” (which was only our Series 2024 Term Preferred Stock as of September 30, 2019) and the failure remained for a period of 30 days following the filing date of our next quarterly or annual report filed with the SEC. The asset coverage on our “senior securities that are stock” as of September 30, 2019 was 238.5%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

On October 2, 2019, we voluntarily redeemed all 2,070,000 outstanding shares of our Series 2024 Term Preferred Stock at a redemption price of $25.00 per share which represents the liquidation preference per share, plus accrued and unpaid dividends through October 1, 2019 in the amount of $0.004166 per share, for a payment per share of $25.004166 and an aggregate redemption price of approximately $51.8 million.

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the year ended September 30, 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Share of Series 2024 Term Preferred Stock
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.125
	October 9, 2018	November 20, 2018	November 30, 2018	0.125
	October 9, 2018	December 20, 2018	December 31, 2018	0.125
	January 8, 2019	January 18, 2019	January 31, 2019	0.125
	January 8, 2019	February 20, 2019	February 28, 2019	0.125
	January 8, 2019	March 20, 2019	March 29, 2019	0.125
	April 9, 2019	April 22, 2019	April 30, 2019	0.125
	April 9, 2019	May 22, 2019	May 31, 2019	0.125
	April 9, 2019	June 19, 2019	June 28, 2019	0.125
	July 9, 2019	July 22, 2019	July 31, 2019	0.125
	July 9, 2019	August 20, 2019	August 30, 2019	0.125
	July 9, 2019	September 17, 2019	September 30, 2019	0.125

		Year Ended September 30, 2019:		$1.50

We paid the following monthly dividends on our Series 2024 Term Preferred Stock for the year ended September 30, 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Series 2024 Term Preferred Share(A)
2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.141667
	October 10, 2017	November 20, 2017	November 30, 2017	0.125
	October 10, 2017	December 19, 2017	December 29, 2017	0.125
	January 9, 2018	January 22, 2018	January 31, 2018	0.125
	January 9, 2018	February 16, 2018	February 28, 2018	0.125
	January 9, 2018	March 20, 2018	March 30, 2018	0.125
	April 10, 2018	April 20, 2018	April 30, 2018	0.125
	April 10, 2018	May 22, 2018	May 31, 2018	0.125
	April 10, 2018	June 20, 2018	June 29, 2018	0.125
	July 10, 2018	July 20, 2018	July 31, 2018	0.125
	July 10, 2018	August 21, 2018	August 31, 2018	0.125
	July 10, 2018	September 19, 2018	September 28, 2018	0.125

		Year Ended September 30, 2018:		$1.516667

(A)	The dividend paid on October 31, 2017 included the pro-rated period from and including the issuance date of September 27, 2017 to and including September 30, 2017, and the full month of October 2017.

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

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Our mandatorily redeemable preferred stock is recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019 and 2018. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our Consolidated Statements of Operations as of the ex-dividend date.

The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of September 30, 2019 and 2018 was $51.8 million and $52.7 million, respectively. We consider the trading price of our mandatorily redeemable preferred stock to be a Level 1 input within the fair value hierarchy.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2019, we had the ability to issue up to an additional $282.8 million in securities under the registration statement.

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

In February 2019, we terminated the Cantor Sales Agreement and entered into a new equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2019, we sold 1,841,178 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.35 per share and raised $17.2 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $17.0 million. As of September 30, 2019, we had a remaining capacity to sell up to an additional $32.8 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the years ended September 30, 2019, 2018, and 2017:

	Year Ended September 30,
	2019	2018	2017
Numerator for basic and diluted net increase in net assets resulting from operations per common share	$19,869	$18,648	$17,180
Denominator for basic and diluted weighted average common shares	29,269,466	27,104,077	25,495,117

Basic and diluted net increase in net assets resulting from operations per common share	$0.68	$0.69	$0.67

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

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 after the end of each calendar year. For calendar years ended December 31, 2018 and 2017, 100% of distributions to common stockholders during these periods were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the fiscal years ended September 30, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07
	January 8, 2019	January 18, 2019	January 31, 2019	0.07
	January 8, 2019	February 20, 2019	February 28, 2019	0.07
	January 8, 2019	March 20, 2019	March 29, 2019	0.07
	April 9, 2019	April 22, 2019	April 30, 2019	0.07
	April 9, 2019	May 22, 2019	May 31, 2019	0.07
	April 9, 2019	June 19, 2019	June 28, 2019	0.07
	July 9, 2019	July 22, 2019	July 31, 2019	0.07
	July 9, 2019	August 20, 2019	August 30, 2019	0.07
	July 9, 2019	September 17, 2019	September 30, 2019	0.07

		Year ended September 30, 2019:		$0.84

2018	October 10, 2017	October 20, 2017	October 31, 2017	$0.07
	October 10, 2017	November 20, 2017	November 30, 2017	0.07
	October 10, 2017	December 19, 2017	December 29, 2017	0.07
	January 9, 2018	January 22, 2018	January 31, 2018	0.07
	January 9, 2018	February 16, 2018	February 28, 2018	0.07
	January 9, 2018	March 20, 2018	March 30, 2018	0.07
	April 10, 2018	April 20, 2018	April 30, 2018	0.07
	April 10, 2018	May 22, 2018	May 31, 2018	0.07
	April 10, 2018	June 20, 2018	June 29, 2018	0.07
	July 10, 2018	July 20, 2018	July 31, 2018	0.07
	July 10, 2018	August 21, 2018	August 31, 2018	0.07
	July 10, 2018	September 19, 2018	September 28, 2018	0.07

		Year ended September 30, 2018:		$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $24.6 million and $22.8 million for the years ended September 30, 2019 and 2018, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.7 million. For each of the fiscal years ended September 30, 2018, and 2017, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid to common stockholders in the respective subsequent fiscal year as having been paid in the respective prior year. The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2019	2018
Common stock	$30	$29
Capital in excess of par value	358,113	343,076
Cumulative net unrealized depreciation of investments	(25,577)	(37,421)
Cumulative net unrealized appreciation of other	(167)	—
Undistributed Ordinary Income	—	289
Capital loss carryforward	(57,077)	(37,364)
Post-October tax loss deferral	(16,011)	(20,648)
Other temporary differences	(9,981)	(10,869)

Net Assets	$249,330	$237,092

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2019, $0.9 million of our capital loss carryforwards expired. As of September 30, 2019, we had $57.1 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2019 and 2018, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2019	2018
Undistributed net investment income	$355	$(366)
Accumulated net realized losses	1,553	27,131
Capital in excess of par value	(1,908)	(26,765)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2019, 2018, and 2017.

In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2019, 2018, and 2017.

Under the RIC Modernization Act, we are permitted to carry forward capital losses that we may incur in taxable years beginning after September 30, 2011 for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2019 and 2018, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of September 30, 2019 and 2018.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2019 and 2018 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2019 and 2018, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2019	2018
Unused line of credit commitments	$12,360	$5,350
Delayed draw term loans	10,000	3,910
Uncalled capital commitment	843	843

Total	$23,203	$10,103

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2019	2018	2017	2016	2015
Per Common Share Data:
Net asset value at beginning of year(A)	$8.32	$8.40	$8.62	$9.06	$9.51
Income from operations(B)
Net investment income	0.84	0.85	0.84	0.84	0.84
Net realized and unrealized gain (loss) on investments	(0.15)	(0.16)	(0.12)	(0.35)	(0.50)
Net realized and unrealized gain (loss) on other	(0.01)	—	(0.05)	—	0.06

Total from operations	0.68	0.69	0.67	0.49	0.40

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.82)	(0.84)	(0.84)	(0.70)	(0.84)
Realized gains	—	—	—	(0.14)	—
Return of capital	(0.02)	—	—	—	—

Total distributions	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Discounts, commissions, and offering costs	(0.01)	(0.01)	(0.04)	(0.05)	(0.01)
Repurchase of common stock	—	—	—	0.02	—
Net anti-dilutive (dilutive) effect of equity offering(D)	0.07	0.08	(0.02)	(0.05)	—

Total capital share transactions	0.06	0.07	(0.06)	(0.08)	(0.01)

Other, net(B)(E)	—	—	0.01	(0.01)	—

Net asset value at end of year(A)	$8.22	$8.32	$8.40	$8.62	$9.06

Per common share market value at beginning of year	$9.50	$9.50	$8.13	$8.13	$8.77
Per common share market value at end of year	9.75	9.50	9.50	8.13	8.13
Total return(F)	12.55%	9.53%	27.90%	11.68%	2.40%
Common stock outstanding at end of year(A)	30,345,923	28,501,980	26,160,684	23,344,422	21,131,622
Statement of Assets and Liabilities Data:
Net assets at end of year	$249,330	$237,092	$219,650	$201,207	$191,444
Average net assets(G)	239,851	234,092	215,421	193,228	198,864
Senior securities Data:
Borrowings under Credit Facility, at cost	$66,900	$110,000	$93,000	$71,300	$127,300
Mandatorily redeemable preferred stock	51,750	51,750	51,750	61,000	61,000
Long term debt	57,500	—	—	—	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	10.61	9.61	8.26	10.16	10.24
Ratio of net investment income to average net assets(J)	10.25	9.86	9.95	10.08	8.90

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

During the fiscal years ended September 30, 2019 and 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal years ended September 30, 2017 and 2016, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.

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

(G)	Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing, and incentive fees.
(I)

Had we not received any non-contractual, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 11.24%, 10.34%, 9.38%, 10.90%, and 10.93% for the fiscal years ended September 30, 2019, 2018, 2017, 2016, and 2015, respectively.

(J)

Had we not received any non-contractual, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 9.63%, 9.14%, 8.85%, 9.35%, and 8.22% for the fiscal years ended September 30, 2019, 2018, 2017, 2016, and 2015, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2019
	Quarter Ended December 31, 2018	Quarter Ended March 31, 2019	Quarter Ended June 30, 2019	Quarter Ended September 30, 2019
Total investment income	$11,909	$12,522	$12,886	$12,718
Net investment income	5,986	6,017	6,213	6,364
Net increase (decrease) in net assets resulting from operations	(3,708)	9,330	8,856	5,391
Net increase (decrease) in net assets resulting from operations per weighted average common share (basic and diluted)	$(0.13)	$0.33	$0.30	$0.18

	Year Ended September 30, 2018
	Quarter Ended December 31, 2017	Quarter Ended March 31, 2018	Quarter Ended June 30, 2018	Quarter Ended September 30, 2018
Total investment income	$10,859	$11,086	$12,379	$11,257
Net investment income	5,577	5,613	5,996	5,902
Net increase (decrease) in net assets resulting from operations	7,160	9,304	12,093	(9,909)
Net increase (decrease) in net assets resulting from operations per weighted average common share (basic and diluted)	$0.27	$0.35	$0.45	$(0.35)

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

We had certain unconsolidated subsidiaries which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2019, 2018, and 2017. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2019 and 2018 and for the years ended September 30, 2019, 2018, and 2017. Further, where applicable, audited financial statements have been included as exhibits to this Form 10-K pursuant to Rule 3-09.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2019	2018	Income Statement	2019	2018	2017
Defiance Integrated Technologies, Inc.	Current assets	$9,604	$8,876	Net sales	$30,613	$28,414	$25,120
	Noncurrent assets	16,018	15,593	Gross profit	3,518	3,403	3,807
	Current liabilities	5,019	4,853	Net (loss) income	(309)	184	127
	Noncurrent liabilities	13,775	12,494
Sunshine Media Group, Inc.	Current assets	1,126	1,362	Net sales	6,523	8,403	11,858
	Noncurrent assets	90	142	Gross profit	2,286	2,908	3,880
	Current liabilities	1,375	10,508	Net (loss) income	(356)	(1,892)	(2,264)
	Noncurrent liabilities	1,500	1,500

NOTE 15. SUBSEQUENT EVENTS

Series 2024 Term Preferred Stock

On October 2, 2019, we voluntarily redeemed all 2,070,000 outstanding shares of our Series 2024 Term Preferred Stock at a redemption price of $25.00 per share which represents the liquidation preference per share, plus accrued and unpaid dividends through October 1, 2019 in the amount of $0.004166 per share, for a payment per share of $25.004166 and an aggregate redemption price of approximately $51.8 million.

Debt Offering

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2024 Notes will mature on November 1, 2024, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. The 2024 Notes are traded under the ticker symbol “GLADL” on Nasdaq.

Distributions

On October 8, 2019, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2019	October 31, 2019	$0.07
November 19, 2019	November 29, 2019	0.07
December 19, 2019	December 31, 2019	0.07

Total for the Quarter		$0.21

Portfolio and Investment Activity

In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

In October 2019, our debt investment in DigiCert Holdings, Inc. was repaid at par for net proceeds of $2.4 million.

In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2019 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Refer to the Report of Independent Registered Public Accounting Firm located in Item 8 of this Form 10-K.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Election of Directors.”

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investor Relations section of our website at www.gladstonecapital.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Executive Compensation” and “Director Compensation for Fiscal Year 2019.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2020 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2019 and 2018	144

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Exhibit A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.00% Series 2024 Term Preferred Stock , incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

4.3	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.5	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

4.6*	Description of Securities

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 8, 2016.

10.8	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated as of August 18, 2016, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 99.2.K.8 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208637), filed October 28, 2016.

10.9	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated August 24, 2017, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K(File No. 814-00237), filed August 29, 2017.

10.10	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of March 9, 2018, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 12, 2018.

10.11	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.12	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.13	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.14	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.16	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.17	Amendment No. 5 to Fifth Amended and Restated Credit Agreement, dated as of July 10, 2019 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2019.

14	Code of Ethics and Business Conduct.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Report of Independent Registered Public Accounting Firm.

*	Filed herewith
**	Furnished herewith

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 13, 2019	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2019	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 13, 2019	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 13, 2019	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 13, 2019	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 13, 2019	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 13, 2019	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 13, 2019	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 13, 2019	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 13, 2019	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2018	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2019
AFFILIATE INVESTMENTS—14.2%
Secured First Lien Debt—3.2%
Diversified/Conglomerate Manufacturing—3.2%
Edge Adhesives Holdings, Inc.—Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)	$6,200	$—	$810	$6,061	$—	$—	$(16)	$6,045
Edge Adhesives Holdings, Inc.—Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)	1,600	—	285	1,572	400	—	(12)	1,960
LWO Acquisitions Company LLC—Line of Credit(G)	—	—	55	3,105	—	(3,205)	100	—
LWO Acquisitions Company LLC—Term Debt(G)	—	—	243	6,089	—	(11,166)	5,077	—

		$—	$1,393	$16,827	$400	$(14,371)	$5,149	$8,005

Secured Second Lien Debt—10.0%
Diversified Natural Resources, Precious Metals and Minerals—8.5%
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)	$6,000	$—	$730	$6,014	$—	$—	$(74)	$5,940
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)	8,000	—	973	8,020	—	—	(100)	7,920
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)	3,300	—	402	3,308	—	—	(41)	3,267
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)	4,000	—	487	4,010	—	—	(50)	3,960

		—	2,592	21,352	—	—	(265)	21,087

Personal and Non-Durable Consumer Products (Manufacturing Only)—1.5%
Canopy Safety Brands, LLC. —Term Debt (L + 10.5%, 12.5% Cash, Due 7/2022)	3,750	—	366	—	3,750	—	9	3,759

Total Secured Second Lien Debt		$—	$2,958	$21,352	$3,750	$—	$(256)	$24,846

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2018	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2019
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2020)(G)	$—	—	—	52	—	(95)	43	—
Preferred Equity—0.6%
Diversified/Conglomerate Manufacturing—0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	2,516	$—	$—	$2,381	$—	$—	$(2,381)	$—
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Preferred Stock	40,000	—	—	882	—	—	65	947
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.3%
Canopy Safety Brands, LLC —Preferred Stock	500,000	—	—	—	500	—	134	634

Total Preferred Equity		$—	$—	$3,263	$500	$—	$(2,182)	$1,581

Common Equity—0.4%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquistions Company LLC—Common Units(G)	—	$—	$—	$—	$—	$(921)	$921	$—
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Common Stock	152,603	—	—	806	—	—	(1)	805
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.1%
Canopy Safety Brands, LLC —Common Stock	500,000	—	—	—	500	(500)	184	184
Textiles and Leather—0.0%
Targus Cayman HoldCo, Ltd.—Common Stock(F)	3,076,414	—	—	6,556	—	(5,009)	(1,547)	—

Total Common Equity		$—	$—	$7,362	$500	$(6,430)	$(443)	$989

TOTAL AFFILIATE INVESTMENTS		$—	$4,351	$48,856	$5,150	$(20,896)	$2,311	$35,421

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2018	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2019
CONTROL INVESTMENTS—8.7%
Secured First Lien Debt—2.8%
Diversified/Conglomerate Manufacturing—2.2%
LWO Acquisitions Company LLC—Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)	6,000	—	820	—	6,000	—	(782)	5,218
LWO Acquisitions Company LLC—Term Debt (Due 6/2021)(H)	10,632	—	—	—	10,632	—	(10,632)	—

		—	820	—	16,632	—	(11,414)	5,218

Machinery—0.0%
PIC 360, LLC—Term Debt(N)	$—	$—	$293	$2,850	$—	$(2,850)	$—	$—
Printing and Publishing—0.6%
TNCP Intermediate HoldCo, LLC—Line of Credit, $500 available (8.0% Cash, Due 9/2021)(J)	1,500	—	138	1,500	—	(35)	35	1,500

Total Secured First Lien Debt		$—	$1,251	$4,350	$16,632	$(2,885)	$(11,379)	$6,718

Secured Second Lien Debt—3.2%
Automobile—3.2%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 11.5% Cash, Due 8/2023)	$8,065	$—	$971	$8,065	$—	$—	$—	$8,065
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(H)	$95	$—	$—	$—	$95	$—	$(95)	$—
Common Equity—2.7%
Automobile—1.7%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	—	—	1,088	—	—	3,199	4,287
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquistions Company LLC—Common Units	921,000	—	—	—	921	—	(921)	—
Machinery—0.9%
PIC 360, LLC—Common Equity Units	750	—	598	1,622	—	—	689	2,311
Printing and Publishing—0.1%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	498	—	—	(301)	197

Total Common Equity		$—	$598	$3,208	$921	$—	$2,666	$6,795

TOTAL CONTROL INVESTMENTS		$—	$2,820	$15,623	$17,648	$(2,885)	$(8,808)	$21,578

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted.
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

(F)	Investment transferred from affiliate investments to non-control/non-affiliate investments during the three months ended December 31, 2018.
(G)	Investment transferred from affiliate investments to control investments during the three months ended March 31, 2019.
(H)	Debt security does not have a stated interest rate that is payable thereon.
(I)

Interest rate percentages represent cash interest rates in effect at September 30, 2019, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 2.02% as of September 30, 2019. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.

(J)	Debt security has a fixed interest rate.
(K)

Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2019. Warrants are represented as a percentage of ownership, as applicable.

(L)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(M)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2019.
(N)	Investment was paid off at par during the three months ended September 30, 2019.
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