Form 10-K/A
period 2019-09-30
GLADSTONE CAPITAL CORP
filed 2019-12-16
CIK 1143513

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

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2020 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2019

EXPLANATORY NOTE

Gladstone Capital Corporation (“we”, “us”, or “our”) is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 13, 2019 (the “Form 10-K”), to provide summarized financial information of one of our portfolio companies, LWO Acquisitions Company LLC, consistent with the information requirements of Rule 4-08(g) of Regulation S-X.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K, other than that described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our filings with the SEC subsequent to the Form 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Exhibit A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.00% Series 2024 Term Preferred Stock , incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

4.3	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.5	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

4.6	Description of Securities, incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K (File No. 814-00237), filed on November 13, 2019.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 1, 2006, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Amendment No. 1 to Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of October 13, 2015 incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 14, 2015.

10.5	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.6	Fifth Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.7	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 8, 2016.

10.8	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated as of August 18, 2016, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 99.2.K.8 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208637), filed October 28, 2016.

10.9	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated August 24, 2017, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K(File No. 814-00237), filed August 29, 2017.

10.10	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of March 9, 2018, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 12, 2018.

10.11	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.12	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.13	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.14	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.16	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.17	Amendment No. 5 to Fifth Amended and Restated Credit Agreement, dated as of July 10, 2019 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2019.

14	Code of Ethics and Business Conduct, incorporated by reference to Exhibit 2.r to the Registration Statement on Form N-2 (File No. 333-228720), filed on December 7, 2018.

21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 to the Annual Report on Form 10-K (File No. 814-00237), filed on November 13, 2019.

23.1	Consent of PricewaterhouseCoopers LLP, incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K (File No. 814-00237), filed on November 13, 2019.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1	Report of Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 99.1 to the Annual Report on Form 10-K (File No. 814-00237), filed on November 13, 2019.

99.2*	Summarized financial information for LWO Acquisitions Company LLC.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: December 16, 2019	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 16, 2019	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: December 16, 2019	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: December 16, 2019	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: December 16, 2019	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: December 16, 2019	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: December 16, 2019	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: December 16, 2019	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: December 16, 2019	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: December 16, 2019	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

5