Form 10-Q
period 2019-12-31
GLADSTONE CAPITAL CORP
filed 2020-02-05
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	GLAD	The Nasdaq Global Stock Market LLC
6.125% Notes due 2023, $25.00 par value per note	GLADD	The Nasdaq Global Stock Market LLC
5.375% Notes due 2024, $25.00 par value per note	GLADL	The Nasdaq Global Stock Market LLC

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 4, 2020 was 31,151,579.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31, 2019	September 30, 2019
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $386,462 and $361,272, respectively)	$373,808	$345,876
Affiliate investments (Cost of $39,721 and $38,921, respectively)	36,081	35,421
Control investments (Cost of $28,263 and $28,259, respectively)	19,119	21,578
Cash and cash equivalents	1,766	15,707
Restricted cash and cash equivalents	35	41
Interest receivable, net	2,904	2,625
Due from administrative agent	3,173	2,826
Deferred financing costs, net	679	866
Other assets, net	1,224	1,129

TOTAL ASSETS	$438,789	$426,069

LIABILITIES
Borrowings, at fair value (Cost of $90,800 and $66,900, respectively)	$90,984	$67,067
Notes payable, net (Cost of $96,313 and $57,500, respectively)	93,362	55,750
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 0 and 2,070,000 shares issued and outstanding, respectively, net	—	50,354
Accounts payable and accrued expenses	660	576
Interest payable	1,237	842
Fees due to Adviser(A)	870	1,452
Fee due to Administrator(A)	470	366
Other liabilities	417	332

TOTAL LIABILITIES	$188,000	$176,739

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 31,050,954 and 30,345,923 shares issued and outstanding, respectively	$31	$30
Capital in excess of par value	363,884	358,113
Cumulative net unrealized depreciation of investments	(25,438)	(25,577)
Cumulative net unrealized appreciation of other	(184)	(167)
Under distributed net investment income	47	136
Accumulated net realized losses	(87,551)	(83,205)

Total distributable loss	(113,126)	(108,813)

TOTAL NET ASSETS	$250,789	$249,330

NET ASSET VALUE PER COMMON SHARE	$8.08	$8.22

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,648	$9,572
Affiliate investments	1,046	1,175
Control investments	422	512
Cash and cash equivalents	8	16

Total interest income (excluding PIK interest income)	11,124	11,275
PIK interest income
Non-Control/Non-Affiliate investments	332	337
Affiliate investments	—	49
Control investments	—	26

Total PIK interest income	332	412
Total interest income	11,456	11,687
Dividend income
Non-Control/Non-Affiliate investments	164	119
Control investments	186	—

Total dividend income	350	119
Other income	353	103

Total investment income	12,159	11,909

EXPENSES
Base management fee(A)	1,852	1,828
Loan servicing fee(A)	1,403	1,262
Incentive fee(A)	1,394	1,360
Administration fee(A)	371	345
Interest expense on borrowings and notes payable	2,537	1,898
Dividends on mandatorily redeemable preferred stock	9	776
Amortization of deferred financing costs and discounts	361	300
Professional fees	185	267
Other general and administrative expenses	346	323

Expenses before credits from Adviser	8,458	8,359
Credit to base management fee - loan servicing fee(A)	(1,403)	(1,262)
Credit to fees from Adviser - other(A)	(1,313)	(1,174)

Total expenses, net of credits	5,742	5,923

NET INVESTMENT INCOME	6,417	5,986

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(4,434)	(26,856)
Affiliate investments	—	2
Control investments	—	(9)
Other	(1,407)	—

Total net realized gain (loss)	(5,841)	(26,863)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	2,742	19,707
Affiliate investments	(140)	4,204
Control investments	(2,463)	(6,742)
Other	(17)	—

Total net unrealized appreciation	122	17,169

Net realized and unrealized gain (loss)	(5,719)	(9,694)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$698	$(3,708)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21

Net increase (decrease) in net assets resulting from operations	$0.02	$(0.13)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	30,513,530	28,504,715

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2019	2018
NET ASSETS, SEPTEMBER 30	$249,330	$237,092
OPERATIONS
Net investment income	6,417	5,986
Net realized gain (loss) on investments	(4,434)	(26,863)
Realized gain (loss) on other	(1,407)	—
Net unrealized appreciation (depreciation) of investments	139	17,169
Net unrealized depreciation (appreciation) of other	(17)	—

Net increase (decrease) in net assets resulting from operations	698	(3,708)

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share)(A)	(6,417)	(5,986)
CAPITAL TRANSACTIONS
Issuance of common stock	7,315	28
Discounts, commissions and offering costs for issuance of common stock	(137)	—

Net increase (decrease) in net assets resulting from capital transactions	7,178	28
NET INCREASE (DECREASE) IN NET ASSETS	1,459	(9,666)

NET ASSETS, DECEMBER 31	$250,789	$227,426

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$698	$(3,708)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(42,535)	(59,228)
Principal repayments on investments	12,656	8,868
Net proceeds from sale of investments	(25)	(13)
Increase in investments due to PIK interest	(328)	(314)
Net change in premiums, discounts and amortization	(196)	(108)
Net realized loss (gain) on investments	4,434	26,863
Net realized loss (gain) on other	1,407	—
Net unrealized depreciation (appreciation) of investments	(139)	(17,169)
Net unrealized appreciation (depreciation) of other	17	—
Changes in assets and liabilities:
Amortization of deferred financing fees	361	300
Decrease (increase) in interest receivable, net	(279)	(279)
Decrease (increase) in funds due from administrative agent	(347)	670
Decrease (increase) in other assets, net	(123)	20
Increase (decrease) in accounts payable and accrued expenses	84	74
Increase (decrease) in interest payable	395	534
Increase (decrease) in fees due to Adviser(A)	(582)	(36)
Increase (decrease) in fees due to Administrator(A)	104	28
Increase (decrease) in other liabilities	85	91

Net cash provided by (used in) operating activities	(24,313)	(43,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	84,300	59,000
Repayments on line of credit	(60,400)	(66,800)
Redemption of preferred stock	(51,750)	—
Proceeds from issuance of long-term debt	38,813	57,500
Deferred financing fees	(1,383)	(1,941)
Proceeds from issuance of common stock	7,315	28
Discounts, commissions and offering costs for issuance of common stock	(112)	—
Distributions paid to common stockholders	(6,417)	(5,986)

Net cash provided by (used in) financing activities	10,366	41,801

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(13,947)	(1,606)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	15,748	2,004

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,801	$398

CASH PAID FOR INTEREST	$2,142	$1,364

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 149.1%
Secured First Lien Debt – 79.7%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$12,093	$12,093	$12,093
Automobile – 0.0%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.5% Cash, Due 6/2020)(E)(H)(Z)	4,140	4,140	—
Beverage, Food, and Tobacco – 9.6%
Café Zupas – Line of Credit, $4,000 available (L + 7.9%, 9.6% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $5,000 available (L + 7.9%, 9.6% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Term Debt (L + 7.9%, 9.6% Cash, Due 12/2024)(C)	24,000	24,000	24,000

		24,000	24,000
Buildings and Real Estate – 0.9%
GFRC 360, LLC – Line of Credit, $50 available (L + 8.0%, 9.8% Cash, Due 9/2020)(C)	1,150	1,150	1,147
GFRC 360, LLC – Term Debt (L + 8.0%, 9.8% Cash, Due 9/2020)(C)	1,000	1,000	998

		2,150	2,145
Diversified/Conglomerate Service – 32.9%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 10.0% Cash, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.3%, 10.0% Cash, Due 12/2023)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 10.0% Cash, Due 12/2023)(C)	5,973	5,973	5,316
ENET Holdings, LLC – Line of Credit, $1,000 available (L + 7.3%, 9.0% Cash, Due 4/2022)(C)	—	—	—
ENET Holdings, LLC – Term Debt (L + 7.3%, 9.0% Cash, Due 4/2025)(C)	29,000	29,000	28,058
R2i Holdings, LLC – Line of Credit, $2,000 available (8.0% Cash, Due 12/2021)(C)(F)	—	—	—
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,625	19,625	18,545
Travel Sentry, Inc. – Term Debt (L + 8.0%, 9.9% Cash, Due 12/2021)(C)(U)	6,097	6,097	6,113
Universal Survey Center, Inc. – Line of Credit, $500 available (L + 7.3%, 9.3% Cash, Due 9/2022)(C)	500	500	500
Universal Survey Center, Inc. – Term Debt (L + 7.3%, 9.3% Cash, Due 9/2024)(C)	13,500	13,500	13,500
Vision Government Solutions, Inc. – Line of Credit, $2,500 available (L + 8.8%, 10.5% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.5% Cash, Due 12/2022)(C)	10,475	10,436	10,449

		85,131	82,481
Healthcare, Education, and Childcare – 11.1%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 8.0%, 9.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.8% Cash, Due 8/2022)(C)	16,000	15,981	15,960
EL Academies, Inc. – Term Debt (L + 8.0%, 9.8% Cash, Due 8/2022)(C)	12,000	11,977	11,970

		27,958	27,930
Machinery – 2.5%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.8% Cash, Due 11/2020)(C)	125	125	125
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.3% Cash, 3.0% PIK, Due 11/2022)(C)	5,886	5,886	5,732
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 9.3% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	436	436	436

		6,447	6,293
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 8.8% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 17.9%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	1,200	1,200	1,185
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	6,000	6,000	5,925
NetFortris Corp. – Term Debt (L + 9.0%, 10.8% Cash, Due 2/2021)(C)	23,302	23,275	22,847
XMedius America, Inc. – Term Debt (L + 9.3%, 11.0% Cash, Due 10/2022)(C)	8,415	8,415	8,426
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.0% Cash, Due 10/2022)(C)	6,480	6,480	6,496

		45,370	44,879

Total Secured First Lien Debt		$207,396	$199,821

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 56.1%
Automobile – 3.9%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$10,000	$10,000	$9,900
Beverage, Food, and Tobacco – 4.1%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 9.5% Cash, Due 10/2026)(D)	3,683	3,707	3,609
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.3% Cash, Due 12/2023)(Q)(Z)	6,750	6,730	6,750

		10,437	10,359
Cargo Transportation – 5.2%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2020)(C)	13,000	13,000	13,000
Chemicals, Plastics, and Rubber – 4.3%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.5%, 11.3% Cash, Due 5/2024)(C)	10,000	10,000	9,888
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.8% Cash, Due 10/2021)(C)	1,099	1,099	1,081

		11,099	10,969
Diversified/Conglomerate Manufacturing – 1.9%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 10.8% Cash, Due 5/2027)(D)	5,000	4,761	4,675
Diversified/Conglomerate Service – 15.5%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 10.7% Cash, Due 4/2026)(D)(U)	3,000	2,949	3,030
DiscoverOrg, LLC – Term Debt (L + 8.5%, 10.3% Cash, Due 2/2027)(D)	3,303	3,275	3,303
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 10.0% Cash, Due 4/2026)(D)	5,000	4,766	4,550
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	11,017
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.2% Cash, Due 5/2025)(D)(U)	4,000	3,938	3,880
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 9.0%, 11.0% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 9.0%, 11.0% Cash, Due 2/2025)(C)	13,000	13,000	12,968

		39,028	38,748
Healthcare, Education, and Childcare – 2.3%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 10.1% Cash, Due 6/2025)(D)	3,000	2,965	2,850
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 10.5% Cash, Due 6/2025)(D)	3,000	2,941	2,940

		5,906	5,790
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.9%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,700
Hotels, Motels, Inns, and Gaming – 3.0%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.8% Cash, 3.0% PIK, Due 6/2023)(C)	7,651	7,651	7,586
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 10.0% Cash, Due 11/2026)(D)	1,000	1,000	975
Oil and Gas – 11.6%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, Due 9/2022)(C)	29,500	29,500	28,984

Total Secured Second Lien Debt		$142,382	$140,686

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 1.6%
Healthcare, education, and childcare – 1.6%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$4,095	$4,095	$4,049
Preferred Equity – 3.1%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(S) – Preferred Stock(E)(G)(Z)	1,449	$1,449	$—
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	76
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,320
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 1.9%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	2,601
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	2,133

		6,982	4,734
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	1,734

		2,813	1,734

Total Preferred Equity		$12,844	$7,864

Common Equity – 8.6%
Aerospace and Defense – 1.2%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$3,032
Automobile– 0.3%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	824	862
Beverage, Food, and Tobacco – 1.3%
The Mochi Ice Cream Company – Common Stock(G)(Q)(Z)	450	450	3,000
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	185

		700	3,185
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.9%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	1,527
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	759

		1,244	2,286
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	398
Healthcare, Education, and Childcare – 1.9%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC – Common Stock(E)(G)	767	767	632
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	4,176

		5,555	4,808
Machinery – 0.4%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	540
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	536

		1,500	1,076
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	166

		499	166

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	12,180	59	142
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 2.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	5,433

Total Common Equity		$19,745	$21,388

Total Non-Control/Non-Affiliate Investments		$386,462	$373,808

AFFILIATE INVESTMENTS(N) – 14.4%
Secured First Lien Debt – 3.5%
Diversified/Conglomerate Manufacturing – 3.5%
Edge Adhesives Holdings, Inc. (S) – Line of Credit, $400 available (L + 8.0%, 10.0% Cash, Due 3/2020)(C)	$800	$800	$792
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	5,983
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,940

		9,000	8,715

Total Secured First Lien Debt		$9,000	$8,715

Secured Second Lien Debt – 9.9%
Diversified Natural Resources, Precious Metals and Minerals – 8.4%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,963
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,950
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,279
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	3,975

		21,300	21,167
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.5%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.3% Cash, Due 7/2022) (C)	3,750	3,750	3,726

Total Secured Second Lien Debt		$25,050	$24,893

Preferred Equity – 0.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.4%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	964
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	646

Total Preferred Equity		$3,816	$1,610

Common Equity – 0.4%
Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$717
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	146

Total Common Equity		$1,855	$863

Total Affiliate Investments		$39,721	$36,081

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2019

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 7.6%
Secured First Lien Debt – 2.7%
Diversified/Conglomerate Manufacturing – 2.1%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$5,304
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	5,304
Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,469	1,500

Total Secured First Lien Debt		$18,101	$6,804

Secured Second Lien Debt – 3.2%
Automobile– 3.2%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.3% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity – 1.7%
Automobile– 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,563
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 1.0%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,535
Printing and Publishing – 0.1%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	152

Total Common Equity		$2,002	$4,250

Total Control Investments		$28,263	$19,119

TOTAL INVESTMENTS – 171.1%		$454,446	$429,008

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $385.3 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2019, our investments in Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.5% of total investments, at fair value, as of December 31, 2019.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.76% as of December 31, 2019. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC.
(D)	Fair value was based on the indicative bid price on or near December 31, 2019, offered by the respective syndication agent’s trading desk.
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

(K)	Reserved.
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
(T)

Our investment in Funko was valued using Level 2 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 1.91% as of December 31, 2019.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 4.75% as of December 31, 2019.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2019.
(Z)	Investment was exited subsequent to December 31, 2019. Refer to Note 15—Subsequent Events in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 138.7%
Secured First Lien Debt – 65.6%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(C)	$12,124	$12,124	$12,033
Automobile – 0.0%
Meridian Rack & Pinion, Inc. (S) – Term Debt (L + 11.5%, 13.5% Cash, Due 12/2019)(E)(H)	4,140	4,140	112
Buildings and Real Estate – 0.9%
GFRC 360, LLC – Line of Credit, $50 available (L + 8.0%, 10.0% Cash, Due 9/2020)(C)	1,150	1,150	1,143
GFRC 360, LLC – Term Debt (L + 8.0%, 10.0% Cash, Due 9/2020)(C)	1,000	1,000	994

		2,150	2,137
Diversified/Conglomerate Service – 28.4%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 10.3% Cash, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.3%, 10.3% Cash, Due 12/2023)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 10.3% Cash, Due 12/2023)(C)	6,054	6,054	5,827
ENET Holdings, LLC – Line of Credit, $1,000 available (L + 7.3%, 9.3% Cash, Due 4/2022)(C)	—	—	—
ENET Holdings, LLC – Term Debt (L + 7.3%, 9.3% Cash, Due 4/2025)(C)	29,000	29,000	28,420
R2i Holdings, LLC – Line of Credit, $2,000 available (L + 8.0%, 10.0% Cash, Due 12/2021)(C)	—	—	—
R2i Holdings, LLC – Term Debt (L + 8.0%, 10.0% Cash, Due 12/2023)(C)	19,625	19,625	18,987
Travel Sentry, Inc. – Term Debt (L + 8.0%, 10.1% Cash, Due 12/2021)(C)(U)	6,939	6,939	6,930
Vision Government Solutions, Inc. – Line of Credit, $2,500 available (L + 8.8%, 10.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 12/2022)(C)	10,600	10,558	10,547

		72,176	70,711
Healthcare, Education, and Childcare – 11.2%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 8.8%, 10.8% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.8%, 10.8% Cash, Due 8/2022)(C)	16,000	15,980	15,940
EL Academies, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 8/2022)(C)	12,000	11,975	11,955

		27,955	27,895
Machinery – 2.5%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 10.0% Cash, Due 11/2020)(C)	125	125	125
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.5% Cash, 3.0% PIK, Due 11/2022)(C)	5,916	5,916	5,663
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 9.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	436	436	437

		6,477	6,225
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 9.0% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 17.8%
B+T Group Acquisition, Inc.(S) – Line of Credit, $435 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	765	765	759
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	6,000	6,000	5,955
NetFortris Corp. – Term Debt (L + 9.0%, 11.0% Cash, Due 2/2021)(C)	23,302	23,269	22,137
XMedius America, Inc. – Term Debt (L + 9.3%, 11.3% Cash, Due 10/2022)(Q)	8,690	8,690	8,777
XMedius Solutions Inc. – Term Debt (L + 9.3%, 11.3% Cash, Due 10/2022)(Q)	6,683	6,683	6,749

		45,407	44,377

Total Secured First Lien Debt		$170,536	$163,490

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 59.6%
Automobile – 4.0%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$10,000	$9,986	$9,913
Beverage, Food, and Tobacco – 4.2%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 9.8% Cash, Due 10/2026)(D)	3,683	3,707	3,628
The Mochi Ice Cream Company – Term Debt (L + 10.5%, 12.5% Cash, Due 12/2023)(C)	6,750	6,729	6,843

		10,436	10,471
Cargo Transportation – 5.2%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2020)(C)	13,000	13,000	12,967
Chemicals, Plastics, and Rubber – 4.4%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.5%, 11.5% Cash, Due 5/2024)(C)	10,000	10,000	9,838
Vertellus Holdings LLC – Term Debt (L + 12.0%, 14.0% Cash, Due 10/2021)(C)	1,099	1,099	1,085

		11,099	10,923
Diversified/Conglomerate Manufacturing – 1.9%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 11.0% Cash, Due 5/2027)(D)	5,000	4,756	4,700
Diversified/Conglomerate Service – 18.5%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 10.8% Cash, Due 4/2026)(D)(U)	3,000	2,947	3,030
DigiCert Holdings, Inc. – Term Debt (L + 8.0%, 10.0% Cash, Due 10/2025)(D)(AA)	2,400	2,379	2,388
DiscoverOrg, LLC – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2027)(D)	3,303	3,275	3,287
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 10.3% Cash, Due 4/2026)(D)	5,000	4,760	4,700
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,989
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 11.3% Cash, Due 5/2025)(D)(U)	4,000	3,936	3,880
LDiscovery, LLC – Term Debt (L + 10.0%, 12.0% Cash, Due 12/2023)(D)	5,000	4,858	4,938
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 9.5%, 11.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 9.5%, 11.5% Cash, Due 2/2025)(C)	13,000	13,000	13,000

		46,255	46,212
Healthcare, Education, and Childcare – 1.1%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.3%, 10.3% Cash, Due 6/2025)(D)	3,000	2,964	2,850
New Trident Holdcorp, Inc. – Term Debt (L + 10.0%, 12.1% Cash, Due 7/2020)(E)(H)(K)(U)	4,409	4,409	—

		7,373	2,850
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.9%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,800
Hotels, Motels, Inns, and Gaming – 2.9%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 12.0% Cash, 3.0% PIK, Due 6/2023)(C)	7,593	7,593	7,209
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 10.3% Cash, Due 11/2026)(D)	1,000	1,000	990
Oil and Gas – 11.9%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, Due 9/2022)(C)	30,000	30,000	29,625
Retail Stores – 1.2%
United PF Holdings, LLC – Term Debt (L + 8.5%, 10.5% Cash, Due 6/2027)(D)	3,000	2,956	2,970

Total Secured Second Lien Debt		$154,454	$148,630

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 1.6%
Healthcare, education, and childcare – 1.6%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,993	$3,993	$3,933
Preferred Equity – 3.3%
Automobile – 0.0%
Meridian Rack & Pinion, Inc.(S) – Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,273
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 2.1%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	3,236
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	2,030

		6,982	5,266
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	1,734

		2,588	1,734

Total Preferred Equity		$12,544	$8,273

Common Equity – 8.6%
Aerospace and Defense – 1.3%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$3,131
Automobile– 0.5%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	824	1,152
Beverage, Food, and Tobacco – 0.8%
The Mochi Ice Cream Company – Common Stock(E)(G)	450	450	1,365
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	650

		700	2,015
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 0.9%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	18.0%	1,000	1,511
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	12.0%	244	747

		1,244	2,258
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	525
Healthcare, Education, and Childcare – 1.8%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC – Common Stock(E)(G)	767	767	777
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	4,060

		5,555	4,837
Machinery – 0.5%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	415
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	783

		1,500	1,198
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	160

		499	160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	12,180	59	170
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp.– Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 2.4%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	6,104

Total Common Equity		$19,745	$21,550

Total Non-Control/Non-Affiliate Investments		$361,272	$345,876

AFFILIATE INVESTMENTS(N) – 14.2%
Secured First Lien Debt – 3.2%
Diversified/Conglomerate Manufacturing – 3.2%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$6,200	$6,200	$6,045
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,960

		8,200	8,005

Total Secured First Lien Debt		$8,200	$8,005

Secured Second Lien Debt – 10.0%
Diversified Natural Resources, Precious Metals and Minerals – 8.5%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,940
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,920
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,267
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	3,960

		21,300	21,087
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.5%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 12.5% Cash, Due 7/2022) (C)	3,750	3,750	3,759

Total Secured Second Lien Debt		$25,050	$24,846

Preferred Equity – 0.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Preferred Stock(E)(G)	40,000	800	947
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	634

Total Preferred Equity		$3,816	$1,581

Common Equity – 0.4%
Diversified Natural Resources, Precious Metals and Minerals – 0.3%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$805
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.1%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	184

Total Common Equity		$1,855	$989

Total Affiliate Investments		$38,921	$35,421

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 8.7%
Secured First Lien Debt – 2.8%
Diversified/Conglomerate Manufacturing – 2.2%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$5,218
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	5,218
Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,465	1,500

Total Secured First Lien Debt		$18,097	$6,718

Secured Second Lien Debt – 3.2%
Automobile– 3.2%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.5% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity – 2.7%
Automobile– 1.7%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$4,287
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 0.9%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,311
Printing and Publishing – 0.1%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	197

Total Common Equity		$2,002	$6,795

Total Control Investments		$28,259	$21,578

TOTAL INVESTMENTS(Z) – 161.6%		$428,452	$402,875

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $369.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, our investments in Leeds, Funko, and XMedius are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.7% of total investments, at fair value, as of September 30, 2019.

(B)

Unless indicated otherwise, all cash interest rates are indexed to LIBOR, which was 2.02% as of September 30, 2019. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

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

(T)

Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.09% as of September 30, 2019.
(V)	The cash interest rate on this investment was indexed to PRIME, which was 5.00% as of September 30, 2019.
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

DECEMBER 31, 2019

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (the “Advisory Agreement”). Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4—Related Party Transactions for additional information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2019 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2020 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 13, 2019 and amended on December 16, 2019.

Use of Estimates

Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase in net assets resulting from operations, total assets, total liabilities, or total net assets, Consolidated Statements of Changes in Net Assets, or Consolidated Statements of Cash Flows classifications.

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

•

Yield Analysis — The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2019, loans to Meridian Rack & Pinion, Inc. (“Meridian”) were on non-accrual status with an aggregate debt cost basis of approximately $4.1 million, or 1.0% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $0, or 0.0% of the fair value of all debt investments in our portfolio. As of September 30, 2019, loans to Meridian and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $0.1 million, or 0.0% of the fair value of all debt investments in our portfolio.

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

As of December 31, 2019 and September 30, 2019, we held six and ten OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.2 million and $0.1 million for the three months ended December 31, 2019 and 2018, respectively. The unamortized balance of OID investments as of December 31, 2019 and September 30, 2019 totaled $0.7 million and $0.8 million, respectively. As of each of December 31, 2019 and September 30, 2019, we had four investments which had a PIK interest component. We recorded PIK interest income of $0.3 million and $0.4 million during the three months ended December 31, 2019 and 2018 respectively. We collected $0 in PIK interest in cash during each of the three months ended December 31, 2019 and 2018.

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

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents are generally cash and cash equivalents held in escrow received as part of an investment exit. Restricted cash and cash equivalents are carried at cost, which approximates fair value.

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

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

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

As of December 31, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2019 and 2018, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of December 31, 2019 and September 30, 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2019:
Secured first lien debt	$215,340		$—	$—		$215,340
Secured second lien debt	173,644		—	—		173,644
Unsecured debt	4,049		—	—		4,049
Preferred equity	9,474		—	—		9,474
Common equity/equivalents	22,325	(A)	—	142	(B)	22,183

Total Investments at December 31, 2019	$424,832		$—	$142		$424,690

	Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Secured first lien debt	$178,213		$—	$—		$178,213
Secured second lien debt	181,541		—	—		181,541
Unsecured debt	3,933		—	—		3,933
Preferred equity	9,854		—	—		9,854
Common equity/equivalents	25,274	(A)	—	170	(B)	25,104

Total Investments at September 30, 2019	$398,815		$—	$170		$398,645

(A)	Excludes our investment in Leeds with a fair value of $4.2 million and $4.1 million as of December 31, 2019 and September 30, 2019, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2019 and September 30, 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2019		September 30, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$199,821		$163,490
Secured second lien debt	140,686		148,630
Unsecured debt	4,049		3,933
Preferred equity	7,864		8,273
Common equity/equivalents	17,070	(A)	17,320	(B)

Total Non-Control/Non-Affiliate Investments	$369,490		$341,646

Affiliate Investments
Secured first lien debt	$8,715		$8,005
Secured second lien debt	24,893		24,846
Preferred equity	1,610		1,581
Common equity/equivalents	863		989

Total Affiliate Investments	$36,081		$35,421

Control Investments
Secured first lien debt	$6,804		$6,718
Secured second lien debt	8,065		8,065
Common equity/equivalents	4,250		6,795

Total Control Investments	$19,119		$21,578

Total Investments at Fair Value Using Level 3 Inputs	$424,690		$398,645

(A)

Excludes our investments in Leeds and Funko with fair values of $4.2 million and $0.1 million, respectively, as of December 31, 2019. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2019 and September 30, 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	December 31, 2019	September 30, 2019	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2019	September 30, 2019
Secured first lien debt(A)	$196,443	$171,383	Yield Analysis	Discount Rate	9.0% - 15.5%/11.6%	9.8% - 18.0%/12.4%
	18,897	6,830	TEV	EBITDA multiple	5.1x - 5.1x/5.1x	6.5x - 6.5x/6.5x
				EBITDA	$5,723 - $5,723/$5,723	$830 - $830/$830
				Revenue multiple	0.3x - 0.3x/0.3x	0.3x - 0.3x/0.3x
				Revenue	$6,596 - $19,291/$18,241	$6,663 - $18,978/$17,959
Secured second lien debt	129,017	136,115	Yield Analysis	Discount Rate	11.1% - 15.1%/12.5%	11.5% - 16.8%/12.6%
	29,812	37,361	Market Quote	IBP	91.0% - 101.0%/96.2%	94.0% - 101.0%/97.3%
	14,815	8,065	TEV	EBITDA multiple	5.3x - 10.3x/7.6x	5.4x - 6.5x/5.8x
				EBITDA	$3,200 - $17,981/$9,935	$3,571 - $37,311/$15,498
Unsecured debt	4,049	3,933	Yield Analysis	Discount Rate	12.7% - 12.7%/12.7%	12.2% - 12.2%/12.2%
Preferred and common equity / equivalents(B)	31,657	34,958	TEV	EBITDA multiple	3.2x - 10.3x/6.1x	3.3x - 8.9x/6.4x
				EBITDA	$483 - $52,523/$14,800	$715 - $48,973/$14,853
				Revenue multiple	0.3x - 1.5x/0.8x	0.3x - 1.4x/0.8x
				Revenue	$949 - $60,323/$25,525	$1,033 - $61,584/$25,814

Total Level 3 Investments, at Fair Value	$424,690	$398,645

(A)

Fair value as of December 31, 2019 includes one proprietary debt investment totaling $6.8 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2019 includes two proprietary debt investments totaling $15.5 million, which were valued using the expected payoff amount as the unobservable input.

(B)

Fair value as of December 31, 2019 excludes our investments in Leeds and Funko with fair values of $4.2 million and $0.1 million, respectively, as of December 31, 2019. Fair value as of September 30, 2019 excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both December 31, 2019 and September 30, 2019.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2019 and 2018 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized loss(A)	—	(4,409)	—	—	—	(4,409)
Net unrealized appreciation (depreciation)(B)	(537)	(132)	14	(680)	(2,921)	(4,256)
Reversal of prior period net depreciation on realization(B)	—	4,307	—	—	—	4,307
New investments, repayments and settlements: (C)
Issuances/originations	39,403	3,058	102	300	—	42,863
Settlements/repayments	(1,739)	(10,721)	—	—	—	(12,460)

Fair Value as of December 31, 2019	$215,340	$173,644	$4,049	$9,474	$22,183	$424,690

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2018	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized loss(A)	—	(25,634)	—	(1,219)	(10)	(26,863)
Net unrealized appreciation (depreciation)(B)	(4,734)	(1,892)	(98)	195	3,564	(2,965)
Reversal of prior period net depreciation on realization(B)	—	19,045	—	1,215	1	20,261
New investments, repayments and settlements: (C)
Issuances/originations	42,996	6,766	92	5,312	4,376	59,542
Settlements/repayments	(5,236)	(3,525)	—	—	—	(8,761)
Net proceeds from sales	—	—	—	4	9	13
Transfers	—	(1,350)	—	1,350	—	—

Fair Value as of December 31, 2018	$232,651	$149,783	$3,649	$14,606	$26,601	$427,290

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of December 31, 2019 and September 30, 2019, we held 39 and 37 proprietary investments with an aggregate fair value of $388.1 million and $353.7 million, or 90.5% and 87.8% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2019:

•	In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

•	In December 2019, we invested $24.0 million in Café Zupas through secured first lien debt.

Syndicated Investments

As of December 31, 2019 and September 30, 2019, we held 12 and 16 syndicated investments with an aggregate fair value of $40.9 million and $49.2 million, or 9.5% and 12.2% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the three months ended December 31, 2019:

•	In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

•	In October 2019, our investment in DigiCert Holdings, Inc. paid off at par for net proceeds of $2.4 million.

•	In December 2019, our investment in LDiscovery, LLC paid off at par for net proceeds of $5.0 million.

•	In December 2019, our investment in United PF Holdings, LLC paid off at par for net proceeds of $3.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•	In December 2019, we recorded a net realized loss of $4.4 million related to our investment in New Trident Holdcorp, Inc. which filed for bankruptcy protection in February 2019.

Investment Concentrations

As of December 31, 2019, our investment portfolio consisted of investments in 51 portfolio companies located in 25 states in 18 different industries, with an aggregate fair value of $429.0 million. The five largest investments at fair value as of December 31, 2019 totaled $136.3 million, or 31.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2019 totaling $135.5 million, or 33.6% of our total investment portfolio. As of December 31, 2019 and September 30, 2019, our average investment by obligor was $8.9 million and $8.1 million at cost, respectively.

The following table outlines our investments by security type as of December 31, 2019 and September 30, 2019:

	December 31, 2019				September 30, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$234,497	51.6%	$215,340	50.2%	$196,833	45.9%	$178,213	44.2%
Secured second lien debt	175,497	38.6	173,644	40.5	187,569	43.8	181,541	45.1
Unsecured debt	4,190	0.9	4,049	0.9	4,088	1.0	3,933	1.0

Total debt investments	414,184	91.1	393,033	91.6	388,490	90.7	363,687	90.3
Preferred equity	16,660	3.7	9,474	2.2	16,360	3.8	9,854	2.4
Common equity/equivalents	23,602	5.2	26,501	6.2	23,602	5.5	29,334	7.3

Total equity investments	40,262	8.9	35,975	8.4	39,962	9.3	39,188	9.7

Total Investments	$454,446	100.0%	$429,008	100.0%	$428,452	100.0%	$402,875	100.0%

Our investments at fair value consisted of the following industry classifications as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$121,229	28.3%	$116,923	29.0%
Telecommunications	46,613	10.9	46,111	11.4
Healthcare, Education, and Childcare	42,577	9.9	39,515	9.8
Beverage, Food, and Tobacco	37,620	8.8	12,486	3.1
Oil and Gas	33,884	7.9	35,051	8.7
Diversified Natural Resources, Precious Metals, and Minerals	22,848	5.3	22,839	5.7
Automobile	20,390	4.7	23,529	5.8
Diversified/Conglomerate Manufacturing	18,694	4.3	17,923	4.4
Cargo Transportation	15,286	3.6	15,225	3.8
Aerospace and Defense	15,125	3.5	15,164	3.8
Chemicals, Plastics, and Rubber	11,367	2.6	11,448	2.8
Machinery	10,879	2.5	10,724	2.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,700	2.3	9,800	2.4
Hotels, Motels, Inns, and Gaming	7,586	1.8	7,209	1.8
Textiles and Leather	5,433	1.3	6,104	1.5
Personal and Non-Durable Consumer Products	4,660	1.1	4,747	1.2
Buildings and Real Estate	3,465	0.8	3,410	0.9
Other, < 2.0%	1,652	0.4	4,667	1.2

Total Investments	$429,008	100.0%	$402,875	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada as of December 31, 2019 and September 30, 2019:

	December 31, 2019		September 30, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$163,150	38.0%	$171,985	42.7%
West	154,274	36.0	118,078	29.3
Midwest	56,036	13.1	56,149	13.9
Northeast	49,052	11.4	49,914	12.4
Canada	6,496	1.5	6,749	1.7

Total Investments	$429,008	100.0%	$402,875	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2019:

		Amount
For the remaining nine months ending September 30:	2020	$18,765
For the fiscal years ending September 30:	2021	66,036
	2022	82,080
	2023	77,317
	2024	70,217
	Thereafter	100,611

	Total contractual repayments	$415,026
	Adjustments to cost basis of debt investments	(842)
	Investments in equity securities	40,262

	Investments held as of December 31, 2019 at cost:	$454,446

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2019 and September 30, 2019, we had gross receivables from portfolio companies of $0.6 million and $0.7 million, respectively. The allowance for uncollectible receivables was $15 thousand and $16 thousand as of December 31, 2019 and September 30, 2019, respectively.

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

We also pay the Adviser a loan servicing fee for its role of servicer pursuant to our Credit Facility. The entire loan servicing fee paid to the Adviser by Business Loan is non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser, since Business Loan is a consolidated subsidiary of ours, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2019	2018
Average total assets subject to base management fee(A)	$423,314	$417,829
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,852	$1,828
Portfolio company fee credit	(352)	(544)
Senior syndicated loan fee credit	(121)	(83)

Net Base Management Fee	$1,379	$1,201

Loan servicing fee(B)	1,403	1,262
Credit to base management fee - loan servicing fee(B)	(1,403)	(1,262)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,394	1,360
Incentive fee credit	(840)	(547)

Net Incentive Fee	$554	$813

Portfolio company fee credit	(352)	(544)
Senior syndicated loan fee credit	(121)	(83)
Incentive fee credit	(840)	(547)

Credits to Fees From Adviser - other(B)	$(1,313)	$(1,174)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $15 thousand and $19 thousand for the three months ended December 31, 2019 and 2018, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three months ended December 31, 2019 and 2018.

Loan Servicing Fee

The Adviser also services the loans held by Business Loan (the borrower under the Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the aggregate outstanding balance of loans pledged under our Credit Facility. As discussed in the notes to the table above, we treat payment of the loan servicing fee pursuant to the Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally and irrevocably credited back to us by the Adviser.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2019, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2019.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2019 and 2018.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.5 million during the three months ended December 31, 2019 and 2018, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2019	September 30, 2019
Base management fee due to (from) Adviser	$(22)	$61
Loan servicing fee due to Adviser	338	305
Incentive fee due to Adviser	554	1,086

Total fees due to Adviser	870	1,452

Fee due to Administrator	470	366

Total Related Party Fees Due	$1,340	$1,818

In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2019 and September 30, 2019, totaled $60 thousand and $32 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $66 thousand and $0 as of December 31, 2019 and September 30, 2019, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2019 and September 30, 2019.

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

The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2019	September 30, 2019
Commitment amount	$190,000	$190,000
Borrowings outstanding, at cost	90,800	66,900
Availability(A)	77,825	101,725

	For the Three Months Ended December 31,
	2019	2018
Weighted average borrowings outstanding, at cost	$88,160	$88,911
Weighted average interest rate(B)	5.4%	6.1%
Commitment (unused) fees incurred	$190	$182

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2019 and September 30, 2019.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $267.3 million as of December 31, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $343.5 million, asset coverage on our “senior securities representing indebtedness” of 231.1%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of December 31, 2019. As of December 31, 2019, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2019 and September 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 0.75% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2019 and September 30, 2019, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2019 and September 30, 2019, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2019 and 2018:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2019	September 30, 2019
Credit Facility	$90,984	$67,067

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended December 31,
	2019	2018
Fair value as of September 30, 2019 and 2018, respectively	$67,067	$110,000
Borrowings	84,300	59,000
Repayments	(60,400)	(66,800)
Net unrealized appreciation(A)	17	—

Fair Value as of December 31, 2019 and 2018, respectively	$90,984	$102,200

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2019 and 2018.

The fair value of the collateral under our Credit Facility totaled approximately $385.3 million and $369.0 million as of December 31, 2019 and September 30, 2019, respectively.

Notes Payable

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us.

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us.

The 2024 and 2023 Notes are traded under the ticker symbols “GLADL” and “GLADD,” respectively, on the Nasdaq Global Select Market (“Nasdaq”). The 2024 Notes and 2023 Notes will mature on November 1, 2024 and November 1, 2023, respectively, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021 and November 1, 2020, respectively. The 2024 Notes and 2023 Notes bear interest at a rate of 5.375% and 6.125% per year, respectively, payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $5.6 million per year). The 2024 Notes and 2023 Notes are recorded at the principal amount, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

The indenture relating to the 2024 Notes and 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2024 Notes and 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The fair value, based on the last quoted closing price, of the 2023 Notes as of December 31, 2019 and September 30, 2019 was $59.7 million and $60.1 million, respectively. The fair value, based on the last quoted closing price, of the 2024 Notes as of December 31, 2019 was $39.9 million. We consider the trading price of the 2024 Notes and 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. Gross proceeds totaled $51.8 million and net proceeds, after deducting underwriting discounts, commissions and offering expenses borne by us, were approximately $49.8 million. We incurred approximately $1.9 million in total underwriting discounts and offering costs related to the issuance of the Series 2024 Term Preferred Stock, which were recorded as discounts to the liquidation value on our accompanying Consolidated Statements of Assets and Liabilities and were previously amortized from issuance through September 30, 2024, the mandatory redemption date.

The shares of our Series 2024 Term Preferred Stock were traded under the ticker symbol “GLADN” on Nasdaq as of September 30, 2019. The asset coverage on our “senior securities that are stock” as of September 30, 2019 was 238.5%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

On October 2, 2019, we voluntarily redeemed all 2,070,000 outstanding shares of our Series 2024 Term Preferred Stock at a redemption price of $25.00 per share which represents the liquidation preference per share, plus accrued and unpaid dividends through October 1, 2019 in the amount of $0.004166 per share, for a total payment per share of $25.004166 and an aggregate redemption price of approximately $51.8 million. In connection with the voluntary redemption of our Series 2024 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.4 million, which has been reflected in Realized loss on other in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

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

The federal income tax characteristics of dividends paid to our preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of dividends for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date. The tax characterization of dividends paid to our preferred stockholders during the calendar years ended December 31, 2019 and 2018 was 100% from ordinary income.

In accordance with ASC 480, “Distinguishing Liabilities from Equity,” mandatorily redeemable financial instruments should be classified as liabilities in the balance sheet. Our mandatorily redeemable preferred stock was recorded at the liquidation preference, less discounts, on our accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2019. The related dividend payments to our mandatorily redeemable preferred stockholders are treated as dividend expense on our Consolidated Statements of Operations as of the ex-dividend date.

The fair value, based on the last quoted closing price, for our Series 2024 Term Preferred Stock as of September 30, 2019 was $51.8 million. We consider the trading price of our mandatorily redeemable preferred stock to be a Level 1 input within the fair value hierarchy.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2019, we had the ability to issue up to an additional $236.7 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the three months ended December 31, 2019, we sold 705,031 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.37 per share and raised $7.3 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.2 million. As of December 31, 2019, we had a remaining capacity to sell up to an additional $25.5 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase in net assets resulting from operations per weighted average common share for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Numerator, basic and diluted net increase (decrease) in net assets resulting from operations	$698	$(3,708)
Denominator, basic and diluted weighted average common shares	30,513,530	28,504,715

Basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share	$0.02	$(0.13)

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

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 after the end of each calendar year. For calendar year ended December 31, 2019, 97.4% of distributions to common stockholders were deemed to be paid from ordinary income and 2.6% of distributions to common stockholders were deemed to be a return of capital for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2018, 100% of distributions to common stockholders were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2019 and 2018:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07

		Three Months Ended December 31, 2019:		$0.21

2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07

		Three Months Ended December 31, 2018:		$0.21

Aggregate distributions declared and paid to our common stockholders were approximately $6.4 million and $6.0 million for the three months ended December 31, 2019 and 2018, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.7 million.

For the three months ended December 31, 2019 and the fiscal year ended September 30, 2019, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2019	Year Ended September 30, 2019
Undistributed net investment income	$(89)	$355
Accumulated net realized losses	1,496	1,553
Capital in excess of par value	(1,407)	(1,908)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2019 and September 30, 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of December 31, 2019 and September 30, 2019.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2019 and September 30, 2019 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2019 and September 30, 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2019	September 30, 2019
Unused line of credit commitments	$16,825	$12,360
Delayed draw term loans	15,000	10,000
Uncalled capital commitment	843	843

Total	$32,668	$23,203

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2019	2018
Per Common Share Data(A):
Net asset value at beginning of period(A)	$8.22	$8.32

Income from operations(B)
Net investment income(B)	0.21	0.21
Net realized and unrealized gain (loss) on investments	(0.14)	(0.34)
Net realized and unrealized loss on other	(0.05)	—

Total from operations	0.02	(0.13)

Distributions to common stockholders from(B)(C)
Net investment income	(0.21)	(0.21)

Total distributions	(0.21)	(0.21)

Capital share transactions(B)
Net anti-dilutive effect of equity offering(D)	0.05	—

Total capital share transactions	0.05	—

Net asset value at end of period(A)	$8.08	$7.98

Per common share market value at beginning of period	$9.75	$9.50
Per common share market value at end of period	9.93	7.30
Total return(E)	3.96%	(21.28)%
Common stock outstanding at end of period(A)	31,050,954	28,504,745
Statement of Assets and Liabilities Data:
Net assets at end of period	$250,789	$227,426
Average net assets(F)	249,312	234,061
Senior securities Data:
Borrowings under Credit Facility, at cost	$90,800	$102,200
Mandatorily redeemable preferred stock	—	51,750
Long term debt	96,313	57,500
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(G)(H)	9.21%	10.12%
Ratio of net investment income to average net assets(I)	10.30%	10.23%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three months ended December 31, 2019, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.56% and 11.06% for the quarters ended December 31, 2019 and 2018, respectively.

(I)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.97% and 9.30% for the quarters ended December 31, 2019 and 2018, respectively.

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

We had two unconsolidated subsidiaries, Defiance Integrated Technologies, Inc. and PIC 360, LLC, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the three month periods ended December 31, 2019 and 2018. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the three months ended December 31, 2019 and 2018 for our unconsolidated significant subsidiaries.

	Three Months Ended December 31,
Income Statement	2019	2018
Net sales	$7,191	$7,982
Gross profit	950	1,507
Net loss	(127)	156

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In January 2020, we invested an additional $5.5 million in Lignetics, Inc., an existing portfolio company, through a combination of secured second lien debt and preferred equity.

In January 2020, we invested an additional $3.0 million in Edge Adhesives Holdings, Inc., an existing portfolio company, in the form of preferred equity.

In January 2020, we sold our investment in The Mochi Ice Cream Company, which resulted in a realized gain of approximately $2.5 million. In connection with the sale, we received net cash proceeds of approximately $9.7 million, including the repayment of our debt investment of $6.8 million at par.

In January 2020, we exited our investment in Meridian, with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

Distributions and Dividends

In January 2020, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 24, 2020	January 31, 2020	$0.07
February 19, 2020	February 28, 2020	0.07
March 20, 2020	March 31, 2020	0.07

	Total for the Quarter:	$0.21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2019 and amended on December 16, 2019. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2019, our investment portfolio was made up of approximately 91.1% debt investments and 8.9% equity investments, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment Corporation, a BDC also managed by the Adviser, and any future business development company or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Investment Corporation pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement. The Adviser manages our investment activities. We have also entered into an administration agreement with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services.

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

Business

Portfolio and Investment Activity

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the 30-day London Interbank Offered Rate (“LIBOR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

During the three months ended December 31, 2019, we invested $38.0 million in two new portfolio companies and extended $4.5 million of investments to existing portfolio companies. In addition, during the three months ended December 31, 2019, we exited four portfolio companies through early payoffs or a restructure. We received a total of $12.6 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as principal repayments by existing portfolio companies during the three months ended December 31, 2019. This activity resulted in a net decrease in our overall portfolio by two portfolio companies to 51 and a net increase of $26.0 million in our portfolio at cost since September 30, 2019. From our initial public offering in August 2001 through December 31, 2019, we have made 538 different loans to, or investments in, 242 companies for a total of approximately $1.9 billion, before giving effect to principal repayments on investments and divestitures.

During the three months ended December 31, 2019, the following significant transactions occurred:

Proprietary Investments

•	In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

•	In December 2019, we invested $24.0 million in Café Zupas through secured first lien debt.

Syndicated Investments

•	In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

•	In October 2019, our investment in DigiCert Holdings, Inc. paid off at par for net proceeds of $2.4 million.

•	In December 2019, our investment in LDiscovery, LLC paid off at par for net proceeds of $5.0 million.

•	In December 2019, our investment in United PF Holdings, LLC paid off at par for net proceeds of $3.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•	In December 2019, we recorded a net realized loss of $4.4 million related to our investment in New Trident Holdcorp, Inc. (“New Trident”) which filed for bankruptcy protection in February 2019.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to January 2021, and currently have a total commitment amount of $190.0 million. We sold 705,031 and 2,765 common shares under our at-the-market program during the three months ended December 31, 2019 and 2018, respectively. In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of our 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment. Additionally, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment in November 2018. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we were able to access the capital markets historically and in recent years, we believe uncertain market conditions could affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below net asset value (“NAV”) per common share, as it has done from time to time, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On December 31, 2019, the closing market price of our common stock was $9.93, a 22.9% premium to our December 31, 2019 NAV per share of $8.08.

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

As of December 31, 2019, our asset coverage on our “senior securities representing indebtedness” and our “senior securities that are stock” was 231.1%.

Recent Developments

Distributions and Dividends

In January 2020, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 24, 2020	January 31, 2020	$0.07
February 19, 2020	February 28, 2020	0.07
March 20, 2020	March 31, 2020	0.07

	Total for the Quarter:	$0.21

Portfolio and Investment Activity

In January 2020, we invested an additional $5.5 million in Lignetics, Inc., an existing portfolio company, through a combination of secured second lien debt and preferred equity.

In January 2020, we invested an additional $3.0 million in Edge Adhesives Holdings, Inc., an existing portfolio company, in the form of preferred equity.

In January 2020, we sold our investment in The Mochi Ice Cream Company, which resulted in a realized gain of approximately $2.5 million. In connection with the sale, we received net cash proceeds of approximately $9.7 million, including the repayment of our debt investment of $6.8 million at par.

In January 2020, we exited our investment in Meridian Rack & Pinion, Inc., with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2019, to the Three Months Ended December 31, 2018

	Three Months Ended December 31,
	2019	2018	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,456	$11,687	$(231)	(2.0)%
Other income	703	222	481	216.7

Total investment income	12,159	11,909	250	2.1

EXPENSES
Base management fee	1,852	1,828	24	1.3
Loan servicing fee	1,403	1,262	141	11.2
Incentive fee	1,394	1,360	34	2.5
Administration fee	371	345	26	7.5
Interest expense on borrowings and notes payable	2,537	1,898	639	33.7
Dividend expense on mandatorily redeemable preferred stock	9	776	(767)	(98.8)
Amortization of deferred financing fees	361	300	61	20.3
Other expenses	531	590	(59)	(10.0)

Expenses, before credits from Adviser	8,458	8,359	99	1.2
Credit to base management fee – loan servicing fee	(1,403)	(1,262)	(141)	11.2
Credits to fees from Adviser — other	(1,313)	(1,174)	(139)	11.8

Total expenses, net of credits	5,742	5,923	(181)	(3.1)

NET INVESTMENT INCOME	6,417	5,986	431	7.2

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain (loss) on investments and other	(5,841)	(26,863)	21,022	(78.3)
Net unrealized appreciation (depreciation) of investments	139	17,169	(17,030)	(99.2)
Net unrealized appreciation of other	(17)	—	(17)	NM

Net gain (loss) from investments and other	(5,719)	(9,694)	3,975	(41.0)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$698	$(3,708)	$4,406	(118.8)

NM = Not Meaningful

Investment Income

Interest income decreased by 2.0% for the three months ended December 31, 2019, as compared to the prior year period. The decrease was due primarily to a decrease in the weighted average yield on our interest bearing portfolio, partially offset by an increase in the weighted average principal balance of our interest bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 11.3% for the three months ended December 31, 2019, compared to 12.3% for the three months ended December 31, 2018, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2019, was $401.4 million, compared to $375.5 million for the three months ended December 31, 2018, an increase of $25.9 million, or 6.9%.

As of December 31, 2019, loans to one portfolio company, Meridian Rack & Pinion, Inc., were on non-accrual status, with an aggregate debt cost basis of approximately $4.1 million, or 1.0% of the cost basis of all debt investments in our portfolio. As of December 31, 2018, there were no investments on non-accrual status.

Other income increased by 216.7% during the three months ended December 31, 2019, as compared to the prior year period primarily due to an increase in dividend income period over period.

As of December 31, 2019 and September 30, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $0.2 million, or 3.1%, for the three months ended December 31, 2019 as compared to the prior year period. This decrease was primarily due to a $0.8 million decrease in preferred dividend expense due to the redemption of our Series 2024 Term Preferred Stock in October 2019, partially offset by a $0.6 million increase in interest expense on borrowings.

Interest expense increased by 33.7% during the three months ended December 31, 2019, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018 and the issuance of $38.8 million aggregate principal amount of the 2024 Notes in October 2019. We incurred $1.3 million in interest expense related to the notes issuance during the quarter ended December 31, 2019 versus $0.5 million in the prior year period. The weighted average balance outstanding on our Credit Facility was largely unchanged period over period at $88.2 million during the three months ended December 31, 2019 as compared to $88.9 million in the prior year period, a decrease of 0.8%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.4% during the three months ended December 31, 2019, compared to 6.1% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR as compared to the prior year period.

The net base management fee earned by the Adviser increased by $0.2 million, or 14.8%, during the three months ended December 31, 2019, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser period over period.

The income-based incentive fee increased slightly for the three months ended December 31, 2019, as compared to the prior year period, due to higher pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.8 million and $0.5 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended December 31, 2019 and 2018, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2019	2018
Average total assets subject to base management fee(A)	$423,314	$417,829
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,852	$1,828
Portfolio company fee credit	(352)	(544)
Senior syndicated loan fee credit	(121)	(83)

Net Base Management Fee	$1,379	$1,201

Loan servicing fee(B)	1,403	1,262
Credit to base management fee - loan servicing fee(B)	(1,403)	(1,262)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,394	1,360
Incentive fee credit	(840)	(547)

Net Incentive Fee	$554	$813

Portfolio company fee credit	(352)	(544)
Senior syndicated loan fee credit	(121)	(83)
Incentive fee credit	(840)	(547)

Credits to Fees From Adviser - other(B)	$(1,313)	$(1,174)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended December 31, 2019, we recorded a net realized loss on investments of $4.4 million, which resulted primarily from the loss recognized on our investment in New Trident.

For the three months ended December 31, 2018, we recorded a net realized loss on investments of $26.9 million, which resulted primarily from the restructuring of our investment in Francis Drilling Fluids, Ltd. (“FDF”).

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $0.1 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2019, were as follows:

	Three Months Ended December 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
The Mochi Ice Cream Company	$—	$1,541	$—	$1,541
NetFortris Corp.	—	704	—	704
Vacation Rental Pros Property Management, LLC	—	319	—	319
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
Drive Chassis Holdco, LLC	—	(156)	—	(156)
Precision International, LLC	—	(248)	—	(248)
B+T Group Acquisition Inc.	—	(264)	—	(264)
Sea Link International IRB, Inc.	—	(317)	—	(317)
ENET Holdings, LLC	—	(362)	—	(362)
DKI Ventures, LLC	—	(430)	—	(430)
R2i Holdings, LLC	—	(442)	—	(442)
Triple H Food Processors, LLC	—	(464)	—	(464)
FES Resources Holdings LLC	—	(635)	—	(635)
Targus Cayman HoldCo, Ltd.	—	(671)	—	(671)
Defiance Integrated Technologies, Inc.	—	(2,724)	—	(2,724)
Other, net (<$250)	(25)	(19)	(102)	(146)

Total:	$(4,434)	$(4,168)	$4,307	$(4,295)

The primary driver of net unrealized appreciation of $0.1 million for the three months ended December 31, 2019 was the reversal of previously recorded unrealized depreciation of New Trident and the improvement in the financial and operational performance of The Mochi Ice Cream Company, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, including most notably, Defiance Integrated Technologies, Inc.

During the three months ended December 31, 2018, we recorded net unrealized appreciation of investments in the aggregate amount of $17.2 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2018, were as follows:

	Three Months Ended December 31, 2018
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Lignetics, Inc.	$—	$1,663	$—	$1,663
Alloy Die Casting, Co.	—	1,118	—	1,118
GFRC Holdings, LLC	—	574	—	574
Precision International, LLC	—	517	—	517
The Mochi Ice Cream Company	—	377	—	377
Targus Cayman HoldCo, Ltd.	—	307	—	307
Gray Matter Systems, LLC	—	(153)	—	(153)
Vision Government Solutions, Inc.	—	(184)	—	(184)
WadeCo Specialties, Inc.	—	(236)	—	(236)
Belnick, Inc.	—	(250)	—	(250)
Meridian Rack & Pinion, Inc.	—	(269)	—	(269)
Travel Sentry, Inc.	—	(290)	—	(290)
Funko Acquisition Holdings, LLC	—	(299)	—	(299)
NetFortris Corp.	—	(322)	—	(322)
EL Academies, Inc.	—	(466)	—	(466)
Arc Drilling Holdings LLC	—	(478)	—	(478)
IA Tech, LLC	—	(600)	—	(600)
Merlin International, Inc.	—	(600)	—	(600)
Impact! Chemical Technologies, Inc.	—	(619)	—	(619)
LWO Acquisitions Company LLC	—	(848)	—	(848)
Edge Adhesives Holdings, Inc.	—	(2,053)	—	(2,053)
Francis Drilling Fluids, Ltd.	(26,850)	—	20,379	(6,471)
Other, net (<$250)	(13)	20	(119)	(112)

Total:	$(26,863)	$(3,091)	$20,260	$(9,694)

The primary driver of net unrealized appreciation of $17.2 million for the three months ended December 31, 2018 was the reversal of previously recorded unrealized depreciation upon the restructure of FDF partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, including most notably, Edge Adhesives Holdings, Inc.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.4 million during the three months ended December 31, 2019, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our Series 2024 Term Preferred Stock in October 2019. No such amounts were recorded during the three months ended December 31, 2018.

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended December 31, 2019, we recorded $17 thousand of unrealized appreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended December 31, 2018.

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

Net cash used in operating activities for the three months ended December 31, 2019 was $24.3 million, as compared to net cash used in operating activities of $43.4 million for the three months ended December 31, 2018. The change was primarily due to a decrease in purchases of investments and an increase in principal repayments, partially offset by a decrease in net realized loss on investments period over period. Purchases of investments were $42.5 million during the three months ended December 31, 2019, compared to $59.2 million during the three months ended December 31, 2018. Repayments and net proceeds from sales were $12.6 million during the three months ended December 31, 2019 compared to $8.9 million during the three months ended December 31, 2018.

As of December 31, 2019, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $454.4 million. As of September 30, 2019, we had loans to, syndicated participations in or equity investments in 53 companies, with an aggregate cost basis of approximately $428.5 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Beginning investment portfolio, at fair value	$402,875	$390,046
New investments	38,000	49,865
Disbursements to existing portfolio companies	4,535	9,363
Scheduled principal repayments on investments	(1,963)	(1,640)
Unscheduled principal repayments on investments	(10,693)	(7,228)
Net proceeds from sale of investments	25	13
Net unrealized appreciation (depreciation) of investments	(4,168)	(3,092)
Reversal of prior period depreciation (appreciation) of investments on realization	4,307	20,261
Net realized gain (loss) on investments	(4,434)	(26,863)
Increase in investments due to PIK(A)	328	314
Net change in premiums, discounts and amortization	196	108

Investment Portfolio, at Fair Value	$429,008	$431,147

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2019:

		Amount
For the remaining nine months ending September 30:	2020	$18,765
For the fiscal years ending September 30:	2021	66,036
	2022	82,080
	2023	77,317
	2024	70,217
	Thereafter	100,611

	Total contractual repayments	$415,026
	Adjustments to cost basis of debt investments	(842)
	Investments in equity securities	40,262

	Investments held as of December 31, 2019 at cost:	$454,446

Financing Activities

Net cash provided by financing activities for the three months ended December 31, 2019 was $10.4 million, which consisted primarily of $38.8 million in gross proceeds from the issuance of long term debt and $23.9 million in net borrowings on our Credit Facility, partially offset by $51.8 million used in the redemption of our Series 2024 Term Preferred Stock and $6.4 million in distributions to common stockholders.

Net cash provided by financing activities for the three months ended December 31, 2018 was $41.8 million, which consisted primarily of $57.5 million in gross proceeds from the issuance of long term debt, partially offset by $7.8 million in net repayments on our Credit Facility and $6.0 million in distributions to common stockholders.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the three months ended December 31, 2019 and 2018, which totaled an aggregate of $6.4 million and $6.0 million, respectively. In January 2020, our Board of Directors declared a monthly distribution of $0.07 per common share for each of January, February, and March 2020. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2020. From inception through December 31, 2019, we have paid 203 monthly or quarterly consecutive distributions to common stockholders totaling approximately $351.6 million or $19.66 per share.

For the fiscal year ended September 30, 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.7 million.

The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2020 will be determined at fiscal year end based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

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

In accordance with accounting principles generally accepted in the U.S. (“GAAP”), we treated these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constituted ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full fiscal year.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2019, we had the ability to issue up to an additional $236.7 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the three months ended December 31, 2019, we sold 705,031 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.37 per share and raised $7.3 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.2 million. As of December 31, 2019, we had a remaining capacity to sell up to an additional $25.5 million of our common stock under the Jefferies Sales Agreement.

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

On December 31, 2019, the closing market price of our common stock was $9.93, a 22.9% premium to our December 31, 2019 NAV per share of $8.08.

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

Additionally, we are subject to a performance guaranty that requires us to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $267.3 million as of December 31, 2019, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2019, and as defined in the performance guaranty of our Credit Facility, we had a net worth of $343.5 million, asset coverage on our “senior securities representing indebtedness” of 231.1% and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of December 31, 2019. As of December 31, 2019, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

Notes Payable

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 2024 Notes, inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us.

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 2023 Notes, inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us.

The 2024 Notes and 2023 Notes are traded under the ticker symbols “GLADL” and “GLADD” on the Nasdaq Global Select Market, respectively. The 2024 Notes and 2023 Notes will mature on November 1, 2024 and November 1, 2023, respectively, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021 and November 1, 2020, respectively. The 2024 Notes and 2023 Notes bear interest at a rate of 5.375% and 6.125% per year, respectively, payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $5.6 million per year). The 2024 Notes and 2023 Notes are recorded at the principal amount, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

The indenture relating to the 2024 Notes and 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend or distribution payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2024 Notes and 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of December 31, 2019 and September 30, 2019, we had off-balance sheet success fee receivables on our accruing debt investments of $7.3 million and $6.2 million (or approximately $0.23 per common share and $0.21 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2019 and September 30, 2019 to be immaterial.

The following table shows our contractual obligations as of December 31, 2019, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$90,800	$—	$—	$90,800
Notes Payable	—	—	96,313	—	96,313
Interest expense on debt obligations(C)	10,564	17,824	6,760	—	35,148

Total	$10,564	$108,624	$103,073	$—	$222,261

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $32.7 million, at cost, as of December 31, 2019.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2024 Notes, and 2023 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2019.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our most critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures.” We have also identified our revenue recognition policy as a critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2019 and September 30, 2019, representing approximately 91.3% and 87.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2019	As of September 30, 2019
Highest	10.0	10.0
Average	6.7	6.2
Weighted Average	6.7	6.4
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2019 and September 30, 2019, representing approximately 6.7% and 9.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2019	As of September 30, 2019
Highest	6.0	6.0
Average	4.9	4.5
Weighted Average	5.1	4.5
Lowest	4.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2019 and September 30, 2019, representing approximately 2.0% and 3.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2019	As of September 30, 2019
Highest	5.0	5.0
Average	4.3	2.8
Weighted Average	4.4	3.1
Lowest	4.0	1.0

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

Recent Accounting Pronouncements

Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements.

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of December 31, 2019, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	83.7%
Fixed rates	16.3

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2019 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2019 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 13, 2019 and amended on December 16, 2019. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

Date: February 5, 2020