Form 10-Q
period 2020-03-31
GLADSTONE CAPITAL CORP
filed 2020-05-04
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 1, 2020 was 31,192,639.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31,	September 30,
	2020	2019
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $379,250 and $361,272, respectively)	$340,608	$345,876
Affiliate investments (Cost of $47,672 and $38,921, respectively)	39,767	35,421
Control investments (Cost of $28,268 and $28,259, respectively)	17,941	21,578
Cash and cash equivalents	1,598	15,707
Restricted cash and cash equivalents	35	41
Interest receivable, net	3,444	2,625
Due from administrative agent	948	2,826
Deferred financing costs, net	566	866
Other assets, net	1,172	1,129

TOTAL ASSETS	$406,079	$426,069

LIABILITIES
Borrowings, at fair value (Cost of $92,100 and $66,900, respectively)	$92,100	$67,067
Notes payable, net (Cost of $96,313 and $57,500, respectively)	93,535	55,750
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 0 and 2,070,000 shares issued and outstanding, respectively, net	—	50,354
Accounts payable and accrued expenses	411	576
Interest payable	1,202	842
Fees due to Adviser(A)	(21)	1,452
Fee due to Administrator(A)	551	366
Other liabilities	378	332

TOTAL LIABILITIES	$188,156	$176,739

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 31,192,639 and 30,345,923 shares issued and outstanding, respectively	$31	$30
Capital in excess of par value	365,333	358,113
Cumulative net unrealized depreciation of investments	(56,874)	(25,577)
Cumulative net unrealized appreciation of other	—	(167)
Under distributed net investment income	53	136
Accumulated net realized losses	(90,620)	(83,205)

Total distributable loss	(147,441)	(108,813)

TOTAL NET ASSETS	$217,923	$249,330

NET ASSET VALUE PER COMMON SHARE	$6.99	$8.22

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,023	$9,061	$18,671	$18,633
Affiliate investments	1,146	1,034	2,192	2,209
Control investments	413	679	835	1,191
Cash and cash equivalents	8	10	16	26

Total interest income (excluding PIK interest income)	10,590	10,784	21,714	22,059
PIK interest income
Non-Control/Non-Affiliate investments	412	267	744	604
Affiliate investments	—	—	—	49
Control investments	—	50	—	76

Total PIK interest income	412	317	744	729
Total interest income	11,002	11,101	22,458	22,788
Success fee income
Non-Control/Non-Affiliate investments	350	621	350	671

Total success fee income	350	621	350	671
Dividend income
Non-Control/Non-Affiliate investments	2	366	166	485
Control investments	24	172	210	172

Total dividend income	26	538	376	657

Other income	114	262	467	315

Total investment income	11,492	12,522	23,651	24,431

EXPENSES
Base management fee(A)	1,840	1,824	3,692	3,652
Loan servicing fee(A)	1,443	1,233	2,846	2,495
Incentive fee(A)	1,227	1,383	2,621	2,743
Administration fee(A)	358	326	729	671
Interest expense on borrowings and notes payable	2,582	2,085	5,119	3,983
Dividend expense on mandatorily redeemable preferred stock	—	776	9	1,552
Amortization of deferred financing costs	363	341	724	641
Professional fees	267	218	452	485
Other general and administrative expenses	313	272	659	595

Expenses, before credits from Adviser	8,393	8,458	16,851	16,817
Credit to base management fee—loan servicing fee(A)	(1,443)	(1,233)	(2,846)	(2,495)
Credits to fees from Adviser—other(A)	(2,005)	(720)	(3,318)	(1,894)

Total expenses, net of credits	4,945	6,505	10,687	12,428

NET INVESTMENT INCOME	6,547	6,017	12,964	12,003

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(3,070)	2,306	(7,504)	(24,550)
Affiliate investments	—	(4)	—	(2)
Control investments	—	—	—	(9)
Other	—	—	(1,407)	—

Total net realized gain (loss)	(3,070)	2,302	(8,911)	(24,561)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(25,988)	4,726	(23,246)	24,433
Affiliate investments	(4,265)	(129)	(4,405)	4,075
Control investments	(1,183)	(3,586)	(3,646)	(10,328)
Other	184	—	167	—

Total net unrealized appreciation (depreciation)	(31,252)	1,011	(31,130)	18,180

Net realized and unrealized gain (loss)	(34,322)	3,313	(40,041)	(6,381)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(27,775)	$9,330	$(27,077)	$5,622

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.21	$0.21	$0.42	$0.42

Net increase (decrease) in net assets resulting from operations	$(0.89)	$0.33	$(0.87)	$0.20

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	31,145,484	28,634,013	30,827,780	28,568,653

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
NET ASSETS, SEPTEMBER 30	$249,330	$237,092
OPERATIONS
Net investment income	$6,417	$5,986
Net realized gain (loss) on investments	(4,434)	(26,863)
Realized gain (loss) on other	(1,407)	—
Net unrealized appreciation (depreciation) of investments	139	17,169
Net unrealized depreciation (appreciation) of other	(17)	—

Net increase (decrease) in net assets resulting from operations	698	(3,708)

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share) (A)	(6,417)	(5,986)
CAPITAL TRANSACTIONS
Issuance of common stock	7,315	28
Discounts, commissions and offering costs for issuance of common stock	(137)	—

Net increase in net assets resulting from capital transactions	7,178	28
NET INCREASE (DECREASE) IN NET ASSETS	1,459	(9,666)

NET ASSETS, DECEMBER 31	$250,789	$227,426
OPERATIONS
Net investment income	$6,547	$6,017
Net realized gain (loss) on investments	(3,070)	2,302
Net unrealized appreciation (depreciation) of investments	(31,436)	1,011
Net unrealized depreciation (appreciation) of other	184	—

Net increase (decrease) in net assets resulting from operations	(27,775)	9,330
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share) (A)	(6,547)	(6,017)
CAPITAL TRANSACTIONS
Issuance of common stock	1,482	4,258
Discounts, commissions and offering costs for issuance of common stock	(26)	(74)

Net increase in net assets resulting from capital transactions	1,456	4,184
NET INCREASE (DECREASE) IN NET ASSETS	(32,866)	7,497

NET ASSETS, MARCH 31	$217,923	$234,923

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(27,077)	$5,622
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(72,327)	(63,174)
Principal repayments on investments	36,103	57,372
Net proceeds from sale of investments	2,933	3,012
Increase in investments due to paid-in-kind interest	(711)	(1,097)
Net change in premiums, discounts and amortization	(251)	(168)
Net realized loss (gain) on investments	7,515	24,561
Net realized loss (gain) on other	1,407	—
Net unrealized depreciation (appreciation) of investments	31,297	(18,180)
Net unrealized appreciation (depreciation) of other	(167)	—
Changes in assets and liabilities:
Amortization of deferred financing fees	724	641
Decrease (increase) in interest receivable, net	(819)	(5)
Decrease (increase) in funds due from administrative agent	1,878	392
Decrease (increase) in other assets, net	(76)	(252)
Increase (decrease) in accounts payable and accrued expenses	(165)	189
Increase (decrease) in interest payable	360	494
Increase (decrease) in fees due to Adviser(A)	(1,473)	413
Increase (decrease) in fee due to Administrator(A)	185	9
Increase (decrease) in other liabilities	46	48

Net cash provided by (used in) operating activities	(20,618)	9,877

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	117,200	65,000
Repayments on line of credit	(92,000)	(122,700)
Redemption of preferred stock	(51,750)	—
Proceeds from issuance of long term debt	38,813	57,500
Deferred financing fees	(1,461)	(2,204)
Proceeds from issuance of common stock	8,797	4,286
Discounts, commissions and offering costs for issuance of common stock	(132)	(64)
Distributions paid to common stockholders	(12,964)	(12,003)

Net cash provided by (used in) financing activities	6,503	(10,185)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(14,115)	(308)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	15,748	2,004

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,633	$1,696

CASH PAID FOR INTEREST	$4,759	$3,489

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 156.3%
Secured First Lien Debt – 79.7%
Aerospace and Defense – 5.6%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$12,216	$12,216	$12,216
Beverage, Food, and Tobacco – 11.3%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,872
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	22,800

		25,970	24,672
Buildings and Real Estate – 0.9%
GFRC 360, LLC – Line of Credit, $150 available (L + 8.0%, 9.0% Cash, Due 9/2020)(C)	1,050	1,050	998
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2020)(C)	1,000	1,000	950

		2,050	1,948
Diversified/Conglomerate Service – 35.3%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,911	5,911	4,847
ENET Holdings, LLC – Line of Credit, $1,000 available (L + 8.8%, 10.2% Cash, Due 4/2022)(C)	—	—	—
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000	29,000	25,375
R2i Holdings, LLC – Line of Credit, $2,000 available (8.0% Cash, Due 12/2021)(C)(F)	—	—	—
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,625	19,625	17,564
Travel Sentry, Inc. – Term Debt (L + 8.0%, 9.5% Cash, Due 12/2021)(C)(U)	6,098	6,098	5,564
Universal Survey Center, Inc. – Line of Credit, $500 available (L + 7.3%, 9.3% Cash, Due 9/2022)(C)	500	500	489
Universal Survey Center, Inc. – Term Debt (L + 7.3%, 9.3% Cash, Due 9/2024)(C)	13,500	13,500	13,196
Vision Government Solutions, Inc. – Line of Credit, $2,500 available (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	10,350	10,314	9,884

		84,948	76,919
Healthcare, Education, and Childcare – 11.6%
EL Academies, Inc. – Line of Credit, $2,000 available (L + 8.0%, 9.0% Cash, Due 8/2020)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	15,983	14,400
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	11,979	10,800

		27,962	25,200
Machinery – 2.7%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2020)(C)	125	125	122
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,855	5,855	5,391
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 8.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	280

		6,266	5,793
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 12.3%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	1,200	1,200	1,128
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,640
NetFortris Corp. – Term Debt (L + 9.0%, 10.0% Cash, Due 2/2021)(C)	23,302	23,280	20,273

		30,480	27,041

Total Secured First Lien Debt		$189,999	$173,789

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 63.5%
Automobile – 4.3%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, Due 3/2023)(C)(F)	$10,000	$10,000	$9,300
Beverage, Food, and Tobacco – 1.4%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 8.7% Cash, Due 10/2026)(D)	3,683	3,706	3,010
Cargo Transportation – 13.7%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2020)(C)	13,000	13,000	12,155
American Trailer Rental Group LLC – Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	17,612

		31,000	29,767
Chemicals, Plastics, and Rubber – 4.8%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.5%, 10.5% Cash, 2.0% PIK, Due 5/2024)(C)	10,033	10,033	9,444
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.0% Cash, Due 10/2021)(C)	1,099	1,099	1,005

		11,132	10,449
Diversified/Conglomerate Manufacturing – 1.7%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 10.0% Cash, Due 5/2027)(D)	5,000	4,766	3,800
Diversified/Conglomerate Service – 16.1%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2026)(D)(U)	3,000	2,950	2,640
DiscoverOrg, LLC – Term Debt (L + 8.5%, 9.5% Cash, Due 2/2027)(D)	3,303	3,276	2,940
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 9.2% Cash, Due 4/2026)(D)	5,000	4,772	3,500
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,517
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.7% Cash, Due 5/2025)(D)(U)	4,000	3,941	3,000
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 9.0%, 11.0% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 9.0%, 11.0% Cash, Due 2/2025)(C)	13,000	13,000	12,675

		39,039	35,272
Healthcare, Education, and Childcare – 2.2%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)	3,000	2,966	2,400
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.7% Cash, Due 6/2025)(D)	3,000	2,943	2,460

		5,909	4,860
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.4%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,550
Hotels, Motels, Inns, and Gaming – 2.8%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.0% Cash, 3.0% PIK, Due 6/2023)(C)	7,709	7,709	6,167
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 9.2% Cash, Due 11/2026)(D)	1,000	1,000	820
Oil and Gas – 11.7%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, Due 9/2022)(C)	28,750	28,750	25,444

Total Secured Second Lien Debt		$153,011	$138,439

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 1.8%
Healthcare, education, and childcare – 1.8%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$4,200	$4,200	$3,969
Preferred Equity – 2.3%
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	—
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,280
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas – 0.8%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,796

		6,982	1,796
Telecommunications – 0.9%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	1,846

		2,813	1,846

Total Preferred Equity		$11,395	$4,922

Common Equity – 9.0%
Aerospace and Defense – 1.4%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$3,091
Automobile– 0.2%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	824	423
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	—
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 1.9%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	27.0%	1,350	2,571
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	5.0%	244	587
American Trailer Rental Group LLC – Common Stock(E)(G)	6,667	1,000	1,000

		2,594	4,158
Chemicals, Plastics, and Rubber – 0.2%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	344
Healthcare, Education, and Childcare – 2.3%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC – Common Stock(E)(G)	767	767	623
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	4,345

		5,555	4,968
Machinery – 0.5%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	579
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	538

		1,500	1,117
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	136

		499	136

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	12,180	59	33
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 2.4%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	5,219

Total Common Equity		$20,645	$19,489

Total Non-Control/Non-Affiliate Investments		$379,250	$340,608

AFFILIATE INVESTMENTS(N) – 18.3%
Secured First Lien Debt – 3.7%
Diversified/Conglomerate Manufacturing – 3.7%
Edge Adhesives Holdings, Inc. (S) – Line of Credit, $920 available (L + 8.0%, 10.0% Cash, Due 5/2020)(C)	$280	$280	$263
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	5,828
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,880

		8,480	7,971

Total Secured First Lien Debt		$8,480	$7,971

Secured Second Lien Debt – 13.0%
Diversified Natural Resources, Precious Metals and Minerals – 11.3%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	$6,000	$6,000	$5,633
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	8,000	8,000	7,510
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,300	3,300	3,098
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	4,000	4,000	3,755
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	5,000	5,000	4,694

		26,300	24,690
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.7%
Canopy Safety Brands, LLC – Term Debt (L + 10.5%, 11.5% Cash, Due 7/2022) (C)	3,750	3,750	3,628

Total Secured Second Lien Debt		$30,050	$28,318

Preferred Equity – 1.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified Natural Resources, Precious Metals and Minerals – 0.7%
Lignetics, Inc. – Preferred Stock(E)(G)	68,880	1,321	1,507
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	659

Total Preferred Equity		$7,287	$2,166

Common Equity – 0.6%
Diversified Natural Resources, Precious Metals and Minerals – 0.6%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$1,289
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	23

Total Common Equity		$1,855	$1,312

Total Affiliate Investments		$47,672	$39,767

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 8.2%
Secured First Lien Debt – 2.7%
Diversified/Conglomerate Manufacturing – 2.0%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$4,337
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	4,337
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,474	1,500

Total Secured First Lien Debt		$18,106	$5,837

Secured Second Lien Debt – 3.7%
Automobile– 3.7%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity – 1.8%
Automobile– 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,378
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,433
Printing and Publishing – 0.1%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	228

Total Common Equity		$2,002	$4,039

Total Control Investments		$28,268	$17,941

TOTAL INVESTMENTS – 182.8%		$455,190	$398,316

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $363.7 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2020, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.1% of total investments, at fair value, as of March 31, 2020.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.99% as of March 31, 2020. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)	Fair value was based on the indicative bid price on or near March 31, 2020, offered by the respective syndication agent’s trading desk.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 1.45% as of March 31, 2020.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of March 31, 2020.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2020.

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
Automobile – 3.2%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.5% Cash, Due 8/2023)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—
Common Equity – 2.7%
Automobile – 1.7%
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

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $369.0 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, our investments in Leeds, Funko, and XMedius Solutions Inc. are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.7% of total investments, at fair value, as of September 30, 2019.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day LIBOR, which was 2.02% as of September 30, 2019. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

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

MARCH 31, 2020

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2020 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2020 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 13, 2019 and amended on December 16, 2019.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2020, loans to B+T Group Acquisition Inc. (“B+T”) were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.7% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.8 million, or 1.8% of the fair value of all debt investments in our portfolio. As of September 30, 2019, loans to Meridian Rack & Pinion Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $0.1 million, or 0.0% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2020 and September 30, 2019, we held six and ten OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $19 thousand and $0.2 million during the three and six months ended March 31, 2020, respectively, and $11 thousand and $0.1 million during the three and six months ended March 31, 2019, respectively. The unamortized balance of OID investments as of March 31, 2020 and September 30, 2019 totaled $0.7 million and $0.8 million, respectively. As of March 31, 2020 and September 30, 2019, we had six and four investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.4 million and $0.7 million during the three and six months ended March 31, 2020, respectively, as compared to $0.3 million and $0.7 million during the three and six months ended March 31, 2019, respectively. We collected $0 in PIK interest in cash during the three and six months ended March 31, 2020 and 2019.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 was effective immediately. The adoption of ASU 2020-04 did not have a material impact on our financial position, results of operations or cash flows.

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

As of March 31, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2020 and 2019, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of March 31, 2020 and September 30, 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2020:
Secured first lien debt	$187,597		$—	$—		$187,597
Secured second lien debt	174,822		—	—		174,822
Unsecured debt	3,969		—	—		3,969
Preferred equity	7,088		—	—		7,088
Common equity/equivalents	20,495	(A)	—	33	(B)	20,462

Total Investments at March 31, 2020	$393,971		$—	$33		$393,938

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Secured first lien debt	$178,213		$—	$—		$178,213
Secured second lien debt	181,541		—	—		181,541
Unsecured debt	3,933		—	—		3,933
Preferred equity	9,854		—	—		9,854
Common equity/equivalents	25,274	(A)	—	170	(B)	25,104

Total Investments at September 30, 2019	$398,815		$—	$170		$398,645

(A)	Excludes our investment in Leeds with a fair value of $4.3 million and $4.1 million as of March 31, 2020 and September 30, 2019, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of March 31, 2020 and September 30, 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2020		September 30, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$173,789		$163,490
Secured second lien debt	138,439		148,630
Unsecured debt	3,969		3,933
Preferred equity	4,922		8,273
Common equity/equivalents	15,111	(A)	17,320	(B)

Total Non-Control/Non-Affiliate Investments	$336,230		$341,646

Affiliate Investments
Secured first lien debt	$7,971		$8,005
Secured second lien debt	28,318		24,846
Preferred equity	2,166		1,581
Common equity/equivalents	1,312		989

Total Affiliate Investments	$39,767		$35,421

Control Investments
Secured first lien debt	$5,837		$6,718
Secured second lien debt	8,065		8,065
Common equity/equivalents	4,039		6,795

Total Control Investments	$17,941		$21,578

Total Investments at Fair Value Using Level 3 Inputs	$393,938		$398,645

(A)

Excludes our investments in Leeds and Funko with fair values of $4.3 million and $33 thousand, respectively, as of March 31, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2020 and September 30, 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range/Weighted Average as of
	March 31, 2020	September 30, 2019	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2020	September 30, 2019
Secured first lien debt(A)	$169,544	$171,383	Yield Analysis	Discount Rate	10.0% - 23.9% / 15.2%	9.8% - 18.0% / 12.4%
	18,053	6,830	TEV	EBITDA multiple	4.9x - 4.9x / 4.9x	6.5x - 6.5x / 6.5x
				EBITDA	$6,024 - $6,024 / $6,024	$830 - $830 / $830
				Revenue multiple	0.3x - 0.3x / 0.3x	0.3x - 0.3x / 0.3x
				Revenue	$6,899 - $16,600 / $15,797	$6,663 - $18,978 / $17,959
Secured second lien debt	142,187	136,115	Yield Analysis	Discount Rate	10.2% - 22.9% / 15.0%	11.5% - 16.8% / 12.6%
	24,570	37,361	Market Quote	IBP	70.0% - 89.0% / 79.3%	94.0% - 101.0% / 97.3%
	8,065	8,065	TEV	EBITDA multiple	5.0x - 5.0x / 5.0x	5.4x - 6.5x / 5.8x
				EBITDA	$3,232 - $3,232 / $3,232	$3,571 - $37,311 / $15,498
Unsecured debt	3,969	3,933	Yield Analysis	Discount Rate	17.8% - 17.8% / 17.8%	12.2% - 12.2% / 12.2%
Preferred and common equity / equivalents(B)	27,550	34,958	TEV	EBITDA multiple	3.1x - 8.0x / 5.8x	3.3x - 8.9x / 6.4x
				EBITDA	$356 - $52,523 / $14,315	$715 - $48,973 / $14,853
				Revenue multiple	0.3x - 1.4x / 0.8x	0.3x - 1.4x / 0.8x
				Revenue	$949 - $60,364 / $24,678	$1,033 - $61,584 / $25,814

Total Level 3 Investments, at Fair Value	$ 393,938	$ 398,645

(A)	Fair value as of September 30, 2019 includes two proprietary debt investments totaling $15.5 million, which were valued using the expected payoff amount as the unobservable input.
(B)

Fair value as of March 31, 2020 excludes our investments in Leeds and Funko with fair values of $4.3 million and $33 thousand, respectively, as of March 31, 2020. Fair value as of September 30, 2019 excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both March 31, 2020 and September 30, 2019.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2020 and 2019 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2019	$215,340	$173,644	$4,049	$9,474	$22,183	$424,690
Total gains (losses):
Net realized gain (loss)(A)	(4,140)	—	—	(1,449)	2,508	(3,081)
Net unrealized appreciation (depreciation)(B)	(13,944)	(14,431)	(185)	(5,857)	(71)	(34,488)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,113	(20)	—	1,449	(2,550)	2,992
New investments, repayments and settlements: (C)
Issuances/originations	2,157	23,092	105	3,471	1,350	30,175
Settlements/repayments	(15,929)	(7,463)	—	—	—	(23,392)
Net proceeds from sales	—	—	—	—	(2,958)	(2,958)

Fair Value as of March 31, 2020	$187,597	$174,822	$3,969	$7,088	$20,462	$393,938

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized gain (loss)(A)	(4,140)	(4,409)	—	(1,449)	2,508	(7,490)
Net unrealized appreciation (depreciation)(B)	(14,481)	(14,563)	(171)	(6,537)	(2,992)	(38,744)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,113	4,287	—	1,449	(2,550)	7,299
New investments, repayments and settlements: (C)
Issuances/originations	41,560	26,150	207	3,771	1,350	73,038
Settlements/repayments	(17,668)	(18,184)	—	—	—	(35,852)
Net proceeds from sales	—	—	—	—	(2,958)	(2,958)

Fair Value as of March 31, 2020	$187,597	$174,822	$3,969	$7,088	$20,462	$393,938

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2018	$232,651	$149,783	$3,649	$14,606	$26,601	$427,290
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	(7)	2,093	2,086
Net unrealized appreciation (depreciation)(B)	(3,212)	868	27	1,276	3,169	2,128
Reversal of prior period net depreciation (appreciation) on realization(B)	742	(65)	—	(188)	(2,134)	(1,645)
New investments, repayments and settlements: (C)
Issuances/originations	1,157	3,359	95	—	118	4,729
Settlements/repayments	(12,057)	(35,254)	—	—	(1,135)	(48,446)
Net proceeds from sales	—	—	—	(532)	(2,238)	(2,770)
Transfers	(30,000)	30,000	—	436	(436)	—

Fair Value as of March 31, 2019	$189,281	$148,691	$3,771	$15,591	$26,038	$383,372

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized gain (loss)(A)	—	(25,634)	—	(1,226)	2,083	(24,777)
Net unrealized appreciation (depreciation)(B)	(7,946)	(1,024)	(71)	1,471	6,733	(837)
Reversal of prior period net depreciation (appreciation) on realization(B)	742	18,980	—	1,027	(2,133)	18,616
New investments, repayments and settlements: (C)
Issuances/originations	44,153	10,125	187	5,312	4,494	64,271
Settlements/repayments	(17,293)	(38,779)	—	—	(1,135)	(57,207)
Net proceeds from sales	—	—	—	(528)	(2,229)	(2,757)
Transfers	(30,000)	28,650	—	1,786	(436)	—

Fair Value as of March 31, 2019	$189,281	$148,691	$3,771	$15,591	$26,038	$383,372

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of March 31, 2020 and September 30, 2019, we held 36 and 37 proprietary investments with an aggregate fair value of $363.1 million and $353.7 million, or 91.2% and 87.8% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2020:

•	In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

•	In December 2019, we invested $24.0 million in Café Zupas through secured first lien debt.

•	In January 2020, we invested an additional $5.5 million in Lignetics, Inc., an existing portfolio company, through a combination of secured second lien debt and preferred equity.

•

In January 2020, we sold our investment in The Mochi Ice Cream Company, which resulted in a realized gain of approximately $2.5 million. In connection with the sale, we received net cash proceeds of approximately $9.7 million, including the repayment of our debt investment of $6.8 million at par.

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc., with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

•	In February 2020, we invested $19.0 million in American Trailer Rental Group LLC through a combination of secured second lien debt and common equity.

•	In March 2020, our investments in XMedius America, Inc. and XMedius Solutions Inc. paid off at par for combined net proceeds of $14.9 million.

Syndicated Investments

As of March 31, 2020 and September 30, 2019, we held 12 and 16 syndicated investments with an aggregate fair value of $35.2 million and $49.2 million, or 8.8% and 12.2% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the six months ended March 31, 2020:

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

Investment Concentrations

As of March 31, 2020, our investment portfolio consisted of investments in 48 portfolio companies located in 24 states in 18 different industries, with an aggregate fair value of $398.3 million. The five largest investments at fair value as of March 31, 2020 totaled $130.6 million, or 32.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2019 totaling $135.5 million, or 33.6% of our total investment portfolio. As of March 31, 2020 and September 30, 2019, our average investment by obligor was $9.5 million and $8.1 million at cost, respectively.

The following table outlines our investments by security type as of March 31, 2020 and September 30, 2019:

	March 31, 2020				September 30, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$216,585	47.6%	$187,597	47.1%	$196,833	45.9%	$178,213	44.2%
Secured second lien debt	191,126	42.0	174,822	43.9	187,569	43.8	181,541	45.1
Unsecured debt	4,295	0.9	3,969	1.0	4,088	1.0	3,933	1.0

Total debt investments	412,006	90.5	366,388	92.0	388,490	90.7	363,687	90.3
Preferred equity	18,682	4.1	7,088	1.8	16,360	3.8	9,854	2.4
Common equity/equivalents	24,502	5.4	24,840	6.2	23,602	5.5	29,334	7.3

Total equity investments	43,184	9.5	31,928	8.0	39,962	9.3	39,188	9.7

Total Investments	$455,190	100.0%	$398,316	100.0%	$428,452	100.0%	$402,875	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$112,191	28.2%	$116,923	29.0%
Healthcare, Education, and Childcare	38,997	9.8	39,515	9.8
Cargo Transportation	33,925	8.5	15,225	3.8
Telecommunications	28,887	7.3	46,111	11.4
Beverage, Food, and Tobacco	27,682	7.0	12,486	3.1
Diversified Natural Resources, Precious Metals, and Minerals	27,486	6.9	22,839	5.7
Oil and Gas	27,376	6.9	35,051	8.7
Automobile	19,166	4.8	23,529	5.8
Diversified/Conglomerate Manufacturing	16,108	4.0	17,923	4.4
Aerospace and Defense	15,307	3.8	15,164	3.8
Chemicals, Plastics, and Rubber	10,793	2.7	11,448	2.8
Machinery	10,163	2.6	10,724	2.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,550	2.4	9,800	2.4
Hotels, Motels, Inns, and Gaming	6,167	1.5	7,209	1.8
Textiles and Leather	5,219	1.3	6,104	1.5
Personal and Non-Durable Consumer Products	4,343	1.1	4,747	1.2
Buildings and Real Estate	3,228	0.8	3,410	0.9
Other, < 2.0%	1,728	0.4	4,667	1.2

Total Investments	$398,316	100.0%	$402,875	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada as of March 31, 2020 and September 30, 2019:

	March 31, 2020		September 30, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$165,861	41.6%	$171,985	42.7%
West	134,652	33.8	118,078	29.3
Midwest	52,954	13.3	56,149	13.9
Northeast	44,849	11.3	49,914	12.4
Canada	—	—	6,749	1.7

Total Investments	$398,316	100.0%	$402,875	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2020:

		Amount
For the remaining six months ending September 30:	2020	$10,027
For the fiscal years ending September 30:	2021	64,718
	2022	79,810
	2023	46,074
	2024	63,843
	Thereafter	148,321

	Total contractual repayments	$412,793
	Adjustments to cost basis of debt investments	(787)
	Investments in equity securities	43,184

	Investments held as of March 31, 2020 at cost:	$455,190

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of both March 31, 2020 and September 30, 2019, we had gross receivables from portfolio companies of $0.7 million. The allowance for uncollectible receivables was $13 thousand and $16 thousand as of March 31, 2020 and September 30, 2019, respectively.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Average total assets subject to base management fee(A)	$420,571	$416,914	$421,943	$417,371
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.875%	0.875%

Base management fee(B)	$1,840	$1,824	$3,692	$3,652
Portfolio company fee credit	(263)	(141)	(615)	(685)
Syndicated loan fee credit	(101)	(92)	(222)	(175)

Net Base Management Fee	$1,476	$1,591	$2,855	$2,792

Loan servicing fee(B)	1,443	1,233	2,846	2,495
Credit to base management fee—loan servicing fee(B)	(1,443)	(1,233)	(2,846)	(2,495)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,227	1,383	2,621	2,743
Incentive fee credit	(1,641)	(487)	(2,481)	(1,034)

Net Incentive Fee	$(414)	$896	$140	$1,709

Portfolio company fee credit	(263)	(141)	(615)	(685)
Syndicated loan fee credit	(101)	(92)	(222)	(175)
Incentive fee credit	(1,641)	(487)	(2,481)	(1,034)

Credits to Fees From Adviser—other(B)	$(2,005)	$(720)	$(3,318)	$(1,894)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0 and $15 thousand for the three and six months ended March 31, 2020 and $11 thousand and $21 thousand for the three and six months ended March 31, 2019, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2020 and 2019.

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

On April 14, 2020, our Board of Directors approved the Second Amended and Restated Investment Advisory and Management Agreement (the “Amended Agreement”) between the Company and the Adviser which revised the hurdle rate for the period beginning April 1, 2020 through March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess Incentive Fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized). See “Note 13 – Subsequent Events” below.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2020, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2020.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and six months ended March 31, 2020 and 2019.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.1 million and $0.5 million during the three and six months ended March 31, 2020, respectively, and $0.1 million and $0.6 million during the three and six months ended March 31, 2019, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2020	September 30, 2019
Base management fee due to (from) Adviser	$33	$61
Loan servicing fee due to Adviser	360	305
Incentive fee due to (from) Adviser	(414)	1,086

Total fees due to (from) Adviser	(21)	1,452

Fee due to Administrator	551	366

Total Related Party Fees Due	$530	$1,818

In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2020 and September 30, 2019, totaled $17 thousand and $32 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $70 thousand and $0 as of March 31, 2020 and September 30, 2019, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2020 and September 30, 2019.

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

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately two years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. All principal and interest will be due and payable on April 15, 2022. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of January 15, 2021.

The following tables summarize noteworthy information related to our Credit Facility:

	March 31, 2020	September 30, 2019
Commitment amount	$190,000	$190,000
Borrowings outstanding, at cost	92,100	66,900
Availability(A)	82,525	101,725

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Weighted average borrowings outstanding, at cost	$89,482	$73,493	$88,817	$81,287
Weighted average interest rate(B)	5.3%	6.6%	5.3%	6.3%
Commitment (unused) fees incurred	$183	$233	$373	$415

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2020 and September 30, 2019.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $268.1 million as of March 31, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2020, and as defined in our Credit Facility, we had a net worth of $310.9 million, asset coverage on our “senior securities representing indebtedness” of 213.2%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of March 31, 2020. As of March 31, 2020, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.75% unused commitment fee. As of September 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 0.75% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of March 31, 2020 and September 30, 2019, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2020 and September 30, 2019, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2020 and 2019:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2020	September 30, 2019
Credit Facility	$92,100	$67,067

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2020	2019
Fair value as of December 31, 2019 and 2018, respectively	$90,984	$102,200
Borrowings	32,900	6,000
Repayments	(31,600)	(55,900)
Net unrealized appreciation(A)	(184)	—

Fair Value as of March 31, 2020 and 2019, respectively	$92,100	$52,300

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Six Months Ended March 31,
	2020	2019
Fair value as of September 30, 2019 and 2018, respectively	$67,067	$110,000
Borrowings	117,200	65,000
Repayments	(92,000)	(122,700)
Net unrealized appreciation(A)	(167)	—

Fair Value as of March 31, 2020 and 2019, respectively	$92,100	$52,300

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2020 and 2019.

The fair value of the collateral under our Credit Facility totaled approximately $363.7 million and $369.0 million as of March 31, 2020 and September 30, 2019, respectively.

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

The indenture relating to the 2024 Notes and 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will provide the holders of the 2024 Notes and 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The fair value, based on the last quoted closing price, of the 2023 Notes as of March 31, 2020 and September 30, 2019 was $51.0 million and $60.1 million, respectively. The fair value, based on the last quoted closing price, of the 2024 Notes as of March 31, 2020 was $34.7 million. We consider the trading price of the 2024 Notes and 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2020, we had the ability to issue up to an additional $235.2 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the six months ended March 31, 2020, we sold 846,716 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.39 per share and raised $8.8 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $8.6 million. As of March 31, 2020, we had a remaining capacity to sell up to an additional $24.0 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(27,775)	$9,330	$(27,077)	$5,622
Denominator for basic and diluted weighted average common shares	31,145,484	28,634,013	30,827,780	28,568,653

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(0.89)	$0.33	$(0.87)	$0.20

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

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07
	January 14, 2020	January 24, 2020	January 31, 2020	0.07
	January 14, 2020	February 19, 2020	February 28, 2020	0.07
	January 14, 2020	March 20, 2020	March 31, 2020	0.07

		Six Months Ended March 31, 2020:		$0.42

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07
	January 8, 2019	January 18, 2019	January 31, 2019	0.07
	January 8, 2019	February 20, 2019	February 28, 2019	0.07
	January 8, 2019	March 20, 2019	March 29, 2019	0.07

		Six Months Ended March 31, 2019:		$0.42

Aggregate distributions declared and paid to our common stockholders were approximately $13.0 million and $12.0 million for the six months ended March 31, 2020 and 2019, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.7 million.

For the six months ended March 31, 2020 and the fiscal year ended September 30, 2019, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Six Months Ended March 31, 2020	Year Ended September 30, 2019
Undistributed net investment income	$(83)	$355
Accumulated net realized losses	1,496	1,553
Capital in excess of par value	(1,413)	(1,908)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2020 and September 30, 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of March 31, 2020 and September 30, 2019.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2020 and September 30, 2019 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2020 and September 30, 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2020	September 30, 2019
Unused line of credit commitments	$17,445	$12,360
Delayed draw term loans	8,030	10,000
Uncalled capital commitment	843	843

Total	$26,318	$23,203

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Per Common Share Data:
Net asset value at beginning of period(A)	$8.08	$7.98	$8.22	$8.32

Income from operations(B)
Net investment income	0.21	0.21	0.42	0.42
Net realized and unrealized gain (loss) on investments	(1.11)	0.12	(1.25)	(0.22)
Net realized and unrealized gain (loss) on other	0.01	—	(0.04)	—

Total from operations	(0.89)	0.33	(0.87)	0.20

Distributions to common stockholders from(B)(C)
Net investment income	(0.21)	(0.21)	(0.42)	(0.42)

Total distributions	(0.21)	(0.21)	(0.42)	(0.42)

Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.01	0.01	0.06	0.01

Total capital share transactions	0.01	0.01	0.06	0.01

Net asset value at end of period(A)	$6.99	$8.11	$6.99	$8.11

Per common share market value at beginning of period	$9.93	$7.30	$9.75	$9.50
Per common share market value at end of period	5.62	9.01	5.62	9.01
Total return(E)	(41.94)%	26.36%	(39.64)%	(0.53)%
Common stock outstanding at end of period(A)	31,192,639	28,965,403	31,192,639	28,965,403
Statement of Assets and Liabilities Data:
Net assets at end of period	$217,923	$234,923	$217,923	$234,923
Average net assets(F)	240,644	231,969	244,978	233,015
Senior Securities Data:
Borrowings under Credit Facility, at cost	92,100	52,300	92,100	52,300
Mandatorily redeemable preferred stock, at liquidation preference	—	51,750	—	51,750
Long term debt	96,313	57,500	96,313	57,500
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	8.22%	11.22%	8.73%	10.67%
Ratio of net investment income to average net assets – annualized(I)	10.88%	10.37%	10.58%	10.30%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three and six months ended March 31, 2020 and 2019, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 10.97% and 10.77% for the three and six months ended March 31, 2020, respectively, and 12.06% and 11.56% for the three and six months ended March 31, 2019, respectively.

(I)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 8.17% and 8.57% for the three and six months ended March 31, 2020, respectively, and 8.60% and 9.42% for the three and six months ended March 31, 2019, respectively.

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

We had one unconsolidated subsidiary, LWO Acquisitions Company LLC, that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the six month periods ended March 31, 2020 and 2019. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the six months ended March 31, 2020 and 2019 for our unconsolidated significant subsidiary.

	Six Months Ended March 31,
Income Statement	2020	2019
Net sales	$9,361	$9,592
Gross profit	1,571	962
Net loss	(1,611)	(2,503)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In May 2020, we invested $30.0 million in Magpul Industries Corp. through secured second lien debt.

Revolving Credit Facility

On April 29, 2020, we, through Business Loan, entered into Amendment No. 6 to our Credit Facility with KeyBank, which extended the revolving period end date by approximately six months to July 15, 2021, included certain LIBOR transition considerations and decreased the commitment amount from $190 million to $180 million. All principal and interest will continue to be due and payable on April 15, 2022.

Transactions with the Advisor

In April 2020, we entered into the Amended Agreement. The Company’s entrance into the Amended Agreement was approved unanimously by the Board, including, specifically, its independent directors. The Amended Agreement revised the “hurdle rate” included in the calculation of the Incentive Fee for the period beginning April 1, 2020 through March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess Incentive Fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized). The calculation of the other fees in the Advisory Agreement remain unchanged. The revised Incentive Fee calculation will begin with the fee calculations for the quarter ending June 30, 2020. All other terms of the Advisory Agreement remained the same.

Distributions and Dividends

In April 2020, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 24, 2020	April 30, 2020	$0.065
May 19, 2020	May 29, 2020	0.065
June 19, 2020	June 30, 2020	0.065

	Total for the Quarter:	$0.195

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder supports, and as appropriate accessing the recently enacted government Paycheck Protection Program (“PPP”). We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2019 and amended on December 16, 2019 and (13) the impact of COVID-19 on the economy, our portfolio companies and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties. Additionally, many of the risks and uncertainties listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2020, our investment portfolio was made up of approximately 90.5% debt investments and 9.5% equity investments, at cost.

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

During the six months ended March 31, 2020, we invested $57.0 million in three new portfolio companies and extended $15.3 million in investments to existing portfolio companies. In addition, during the six months ended March 31, 2020, we exited eight portfolio companies through early payoffs or a restructure. We received a total of $39.0 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as principal repayments by existing portfolio companies during the six months ended March 31, 2020. This activity resulted in a net decrease in our overall portfolio by five portfolio companies to 48 and a net increase of $26.7 million in our portfolio at cost since September 30, 2019. From our initial public offering in August 2001 through March 31, 2020, we have made 545 different loans to, or investments in, 243 companies for a total of approximately $1.9 billion, before giving effect to principal repayments on investments and divestitures.

During the six months ended March 31, 2020, the following significant transactions occurred:

Proprietary Investments

•	In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

•	In December 2019, we invested $24.0 million in Café Zupas through secured first lien debt.

•	In January 2020, we invested an additional $5.5 million in Lignetics, Inc., an existing portfolio company, through a combination of secured second lien debt and preferred equity.

•

In January 2020, we sold our investment in The Mochi Ice Cream Company (“Mochi”), which resulted in a realized gain of approximately $2.5 million. In connection with the sale, we received net cash proceeds of approximately $9.7 million, including the repayment of our debt investment of $6.8 million at par.

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc. (“Meridian”), with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

•	In February 2020, we invested $19.0 million in American Trailer Rental Group LLC through a combination of secured second lien debt and common equity.

•	In March 2020, our investments in XMedius America, Inc. and XMedius Solutions Inc. paid off at par for combined net proceeds of $14.9 million.

Syndicated Investments

•	In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

•	In October 2019, our investment in DigiCert Holdings, Inc. paid off at par for net proceeds of $2.4 million.

•	In December 2019, our investment in LDiscovery, LLC paid off at par for net proceeds of $5.0 million.

•	In December 2019, our investment in United PF Holdings, LLC paid off at par for net proceeds of $3.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•	In December 2019, we recorded a net realized loss of $4.4 million related to our investment in New Trident Holdcorp, Inc. (“New Trident”) which filed for bankruptcy protection in February 2019.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to July 2021, and currently have a total commitment amount of $180.0 million. We sold 846,716 and 463,423 common shares under our at-the-market program during the six months ended March 31, 2020 and 2019, respectively. In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of our 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment. Additionally, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment in November 2018. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we were able to access the capital markets historically and in recent years, market conditions, including the impact of COVID-19, may continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below net asset value (“NAV”) per common share, as it has done since March 2020, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On March 31, 2020, the closing market price of our common stock was $5.62 per share, a 19.6% discount to our March 31, 2020 NAV per share of $6.99.

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

As of March 31, 2020, our asset coverage on our “senior securities representing indebtedness” was 213.2%.

Recent Developments

Portfolio Activity

In May 2020, we invested $30.0 million in Magpul Industries Corp. through secured second lien debt.

Revolving Credit Facility

On April 29, 2020, we, through Business Loan, entered into Amendment No. 6 to our Credit Facility with KeyBank, which extended the revolving period end date by approximately six months to July 15, 2021, included LIBOR transition considerations and decreased the commitment amount from $190 million to $180 million. All principal and interest will continue to be due and payable on April 15, 2022.

Transactions with the Advisor

In April 2020, we amended and restated our existing advisory agreement with our Adviser, by entering into the Second Amended and Restated Investment Advisory and Management Agreement between the Company and the Adviser (the “Amended Agreement”). The Company’s entrance into the Amended Agreement was approved unanimously by our Board of Directors, including, specifically, its independent directors. The Amended Agreement revised the “hurdle rate” included in the calculation of the Incentive Fee (as defined in the Amended Agreement) for the period beginning April 1, 2020 through March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess Incentive Fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized). The calculation of the other fees in the Advisory Agreement remain unchanged. The revised Incentive Fee calculation will begin with the fee calculations for the quarter ending June 30, 2020. All other terms of the Advisory Agreement remained the same.

Distributions and Dividends

In April 2020, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 24, 2020	April 30, 2020	$0.065
May 19, 2020	May 29, 2020	0.065
June 19, 2020	June 30, 2020	0.065

	Total for the Quarter:	$0.195

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the 30-day LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent 30-day rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to 30-day LIBOR, we expect that there should be minimal impact on our operations.

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder supports, and as appropriate accessing the recently enacted government Paycheck Protection Program (“PPP”). We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2020, to the Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,002	$11,101	$(99)	(0.9)%
Success fee, dividend, and other income	490	1,421	(931)	(65.5)

Total investment income	11,492	12,522	(1,030)	(8.2)

EXPENSES
Base management fee	1,840	1,824	16	0.9
Loan servicing fee	1,443	1,233	210	17.0
Incentive fee	1,227	1,383	(156)	(11.3)
Administration fee	358	326	32	9.8
Interest expense on borrowings and notes payable	2,582	2,085	497	23.8
Dividend expense on mandatorily redeemable preferred stock	—	776	(776)	(100.0)
Amortization of deferred financing fees	363	341	22	6.5
Other expenses	580	490	90	18.4

Expenses, before credits from Adviser	8,393	8,458	(65)	(0.8)
Credit to base management fee – loan servicing fee	(1,443)	(1,233)	(210)	17.0
Credits to fees from Adviser—other	(2,005)	(720)	(1,285)	178.5

Total expenses, net of credits	4,945	6,505	(1,560)	(24.0)

NET INVESTMENT INCOME	6,547	6,017	530	8.8

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	(3,070)	2,302	(5,372)	(233.4)
Net unrealized appreciation (depreciation) of investments	(31,436)	1,011	(32,447)	(3,209.4)
Net unrealized appreciation of other	184	—	184	NM

Net gain (loss) from investments and other	(34,322)	3,313	(37,635)	(1,136.0)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(27,775)	$9,330	$(37,105)	(397.7)%

NM = Not Meaningful

Investment Income

Interest income decreased by 0.9% for the three months ended March 31, 2020, as compared to the prior year period. The decrease was due primarily to a decrease in the weighted average yield on our interest-bearing portfolio, partially offset by an increase in the weighted average principal balance of our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.9% for the three months ended March 31, 2020, compared to 12.0% for the three months ended March 31, 2019, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended March 31, 2020, was $404.3 million, compared to $375.6 million for the three months ended March 31, 2019, an increase of $28.7 million, or 7.6%.

As of March 31, 2020, loans to one portfolio company, B+T Group Acquisition Inc. (“B+T”), were on non-accrual status, with an aggregate debt cost basis of approximately $7.2 million, or 1.7% of the cost basis of all debt investments in our portfolio. As of March 31, 2019, loans to two portfolio companies, Meridian and New Trident, were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.4% of the cost basis of all debt investments in our portfolio.

Other income decreased by 65.5% during the three months ended March 31, 2020, as compared to the prior year period primarily due to decreases in dividend income, success fees received, and prepayment fees received period over period.

As of March 31, 2020 and September 30, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $1.6 million, or 24.0%, for the three months ended March 31, 2020 as compared to the prior year period. This decrease was primarily due to a $1.3 million increase in credits to fees from the Adviser and a $0.8 million decrease in preferred dividend expense due to the redemption of our Series 2024 Term Preferred Stock in October 2019, partially offset by a $0.5 million increase in interest expense on borrowings and notes payable.

Interest expense increased by 23.8% during the three months ended March 31, 2020, as compared to the prior year period, due primarily to the issuance of $38.8 million aggregate principal amount of the 2024 Notes in October 2019. We incurred $0.5 million in interest expense related to the 2024 Notes issuance during the three months ended March 31, 2020 versus no such amounts in the prior year period.

The weighted average balance outstanding on our Credit Facility during the three months ended March 31, 2020 was $89.5 million, as compared to $73.5 million in the prior year period, an increase of 21.8%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.3% during the three months ended March 31, 2020, compared to 6.6% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR as compared to the prior year period. Interest expense on our Credit Facility was materially consistent period over period as the increase in the weighted average principal balance was entirely offset by the decrease in LIBOR.

The net base management fee earned by the Adviser decreased by $0.1 million, or 7.2%, during the three months ended March 31, 2020, as compared to the prior year period, resulting from an increase in credits from the Adviser period over period.

The income-based incentive fee decreased by $0.2 million, or 11.3%, for the three months ended March 31, 2020, as compared to the prior year period, due to lower pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $1.6 million and $0.5 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended March 31, 2020 and 2019, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
Average total assets subject to base management fee(A)	$420,571	$416,914
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,840	$1,824
Portfolio company fee credit	(263)	(141)
Syndicated loan fee credit	(101)	(92)

Net Base Management Fee	$1,476	$1,591

Loan servicing fee(B)	1,443	1,233
Credit to base management fee—loan servicing fee(B)	(1,443)	(1,233)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,227	1,383
Incentive fee credit	(1,641)	(487)

Net Incentive Fee	$(414)	$896

Portfolio company fee credit	(263)	(141)
Syndicated loan fee credit	(101)	(92)
Incentive fee credit	(1,641)	(487)

Credits to Fees From Adviser—other(B)	$(2,005)	$(720)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended March 31, 2020, we recorded a net realized loss on investments of $3.1 million, which resulted primarily from the sale of our investment in Meridian in January 2020 for a $5.6 million realized loss, partially offset by a realized gain of $2.5 million from the sale of our investment in Mochi in January 2020.

For the three months ended March 31, 2019, we recorded a net realized gain on investments of $2.3 million, which resulted primarily from the sale of our investment in United Flexible, Inc. in February 2019 for a $2.1 million realized gain.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended March 31, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $31.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2020 were as follows:

	Three Months Ended March 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Meridian Rack & Pinion, Inc.	$(5,589)	$—	$5,589	$—
The Mochi Ice Cream Company	2,508	—	(2,570)	(62)
Belnick, Inc.	—	(150)	—	(150)
CPM Holdings, Inc.	—	(155)	—	(155)
Defiance Integrated Technologies, Inc.	—	(185)	—	(185)
Edmentum Ultimate Holdings, LLC	—	(185)	—	(185)
Canopy Safety Brands, LLC	—	(208)	—	(208)
Targus Cayman HoldCo, Ltd.	—	(214)	—	(214)
Triple H Food Processors, LLC	—	(261)	—	(261)
Arc Drilling Holdings LLC	—	(274)	—	(274)
Prophet Brand Strategy	—	(293)	—	(293)
Universal Survey Center, Inc.	—	(315)	—	(315)
AG Transportation Holdings, LLC	—	(323)	—	(323)
B+T Group Acquisition Inc.	—	(342)	—	(342)
DiscoverOrg, LLC	—	(364)	—	(364)
American Trailer Rental Group LLC	—	(388)	—	(388)
CHA Holdings, Inc.	—	(391)	—	(391)
DKI Ventures, LLC	—	(407)	—	(407)
Vision Government Solutions, Inc.	—	(443)	—	(443)
Phoenix Aromas & Essential Oils, LLC	—	(477)	—	(477)
Gray Matter Systems, LLC	—	(500)	—	(500)
Travel Sentry, Inc.	—	(550)	—	(550)
8th Avenue Food & Provisions, Inc.	—	(598)	—	(598)
Tailwind Smith Cooper Intermediate Corporation	—	(880)	—	(880)
Keystone Acquisition Corp.	—	(883)	—	(883)
Lignetics, Inc.	—	(883)	—	(883)
Medical Solutions Holdings, Inc.	—	(933)	—	(933)
LWO Acquisitions Company LLC	—	(967)	—	(967)
R2i Holdings, LLC	—	(981)	—	(981)
Sea Link International IRB, Inc.	—	(1,039)	—	(1,039)
Drive Chassis Holdco, LLC	—	(1,056)	—	(1,056)
Café Zupas	—	(1,298)	—	(1,298)
Vacation Rental Pros Property Management, LLC	—	(1,477)	—	(1,477)
NetFortris Corp.	—	(2,467)	—	(2,467)
FES Resources Holdings LLC	—	(2,601)	—	(2,601)
ENET Holdings, LLC	—	(2,683)	—	(2,683)
EL Academies, Inc.	—	(2,743)	—	(2,743)
Imperative Holdings Corporation	—	(3,127)	—	(3,127)
Edge Adhesives Holdings, Inc.	—	(3,174)	—	(3,174)
Other, net (<$250)	11	(213)	(27)	(229)

Total:	$(3,070)	$(34,428)	$2,992	$(34,506)

In March 2020, the U.S. loan market exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the rapid spread of COVID-19. The combination of the marked increase in market spreads for comparable loan investments and discounts applied to any portfolio company whose markets, or operations were impacted by the COVID-19 pandemic, were the primary drivers of net unrealized depreciation of investments of $31.4 million for the three months ended March 31, 2020. The decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of several of our portfolio companies, and the reversal of previously recorded unrealized appreciation of Mochi upon exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of Meridian also impacted the total net unrealized depreciation.

During the three months ended March 31, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $1.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2019 were as follows:

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

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended March 31, 2020, we recorded $0.2 million of unrealized appreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended March 31, 2019.

Comparison of the Six Months Ended March 31, 2020, to the Six Months Ended March 31, 2019

	For the Six Months Ended March 31,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$22,458	$22,788	$(330)	(1.4)%
Success fee, dividend, and other income	1,193	1,643	(450)	(27.4)

Total investment income	23,651	24,431	(780)	(3.2)

EXPENSES
Base management fee	3,692	3,652	40	1.1
Loan servicing fee	2,846	2,495	351	14.1
Incentive fee	2,621	2,743	(122)	(4.4)
Administration fee	729	671	58	8.6
Interest expense on borrowings and notes payable	5,119	3,983	1,136	28.5
Dividend expense on mandatorily redeemable preferred stock	9	1,552	(1,543)	(99.4)
Amortization of deferred financing fees	724	641	83	12.9
Other expenses	1,111	1,080	31	2.9

Expenses, before credits from Adviser	16,851	16,817	34	0.2
Credits to base management fee – loan servicing fee	(2,846)	(2,495)	(351)	14.1
Credits to fees from Adviser – other	(3,318)	(1,894)	(1,424)	75.2

Total expenses, net of credits	10,687	12,428	(1,741)	(14.0)

NET INVESTMENT INCOME	12,964	12,003	961	8.0

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	(8,911)	(24,561)	15,650	(63.7)
Net unrealized appreciation (depreciation) of investments	(31,297)	18,180	(49,477)	(272.2)
Net unrealized appreciation of other	167	—	167	NM

Net gain (loss) from investments and other	(40,041)	(6,381)	(33,660)	527.5

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(27,077)	$5,622	$(32,699)	(581.6)%

Investment Income

Interest income decreased by 1.4% for the six months ended March 31, 2020, as compared to the prior year period. The decrease was due primarily to a decrease in the weighted average yield on our interest-bearing portfolio, partially offset by an increase in the weighted average principal balance of our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 11.1% for the six months ended March 31, 2020, compared to 12.2% for the six months ended March 31, 2019, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods. The weighted average principal balance of our interest-bearing investment portfolio for the six months ended March 31, 2020 was $402.8 million, compared to $375.5 million for the six months ended March 31, 2019, an increase of $27.3 million, or 7.3%.

As of March 31, 2020, loans to one portfolio company, B+T, were on non-accrual status, with an aggregate debt cost basis of approximately $7.2 million, or 1.7% of the cost basis of all debt investments in our portfolio. As of March 31, 2019, loans to two portfolio companies, Meridian and New Trident, were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.4% of the cost basis of all debt investments in our portfolio.

Other income decreased by 27.4% during the six months ended March 31, 2020, as compared to the prior year period primarily due to decreases in dividend income and success fees received period over period.

As of March 31, 2020 and September 30, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $1.7 million, or 14.0%, for the six months ended March 31, 2020 as compared to the prior year period. This decrease was primarily due to a $1.5 million decrease in preferred dividend expense due to the redemption of our Series 2024 Term Preferred Stock in October 2019, partially offset by a $1.1 million increase in interest expense on borrowings and notes payable.

Interest expense increased by 28.5% during the six months ended March 31, 2020, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018 and the issuance of $38.8 million aggregate principal amount of the 2024 Notes in October 2019, partially offset by a decrease in interest expense on our Credit Facility. We incurred $2.7 million in interest expense related to the 2023 Notes and 2024 Notes during the six months ended March 31, 2020 versus $1.4 million in the prior year period. The weighted average balance outstanding on our Credit Facility during the six months ended March 31, 2020 was $88.8 million, as compared to $81.3 million in the prior year period, an increase of 9.3%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 5.3% during the six months ended March 31, 2020, compared to 6.3% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR as compared to the prior year period. Interest expense on our Credit Facility decreased by $0.2 million period over period as the decrease in the effective interest rate more than offset the increase in the weighted average balance outstanding on our Credit Facility.

The net base management fee earned by the Adviser increased by $63 thousand, or 2.3%, during the six months ended March 31, 2020, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser period over period.

The income-based incentive fee decreased by $0.1 million, or 4.4%, for the six months ended March 31, 2020, as compared to the prior year period, due to lower pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $2.5 million and $1.0 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the six months ended March 31, 2020 and 2019, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2020	2019
Average total assets subject to base management fee(A)	$421,943	$417,371
Multiplied by prorated annual base management fee of 1.75%	0.875%	0.875%

Base management fee(B)	$3,692	$3,652
Portfolio company fee credit	(615)	(685)
Syndicated loan fee credit	(222)	(175)

Net Base Management Fee	$2,855	$2,792

Loan servicing fee(B)	2,846	2,495
Credits to base management fee—loan servicing fee(B)	(2,846)	(2,495)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	2,621	2,743
Incentive fee credit	(2,481)	(1,034)

Net Incentive Fee	$140	$1,709

Portfolio company fee credit	(615)	(685)
Syndicated loan fee credit	(222)	(175)
Incentive fee credit	(2,481)	(1,034)

Credit to Fees From Adviser—other(B)	$(3,318)	$(1,894)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the six months ended March 31, 2020, we recorded a net realized loss on investments of $7.5 million which resulted primarily from the sale of our investment in Meridian in January 2020 for a $5.6 million realized loss and the loss recognized on our investment in new Trident of $4.4 million in December 2019, partially offset by a realized gain of $2.5 million from the sale of our investment in Mochi in January 2020.

For the six months ended March 31, 2019, we recorded a net realized loss on investments of $24.6 million due primarily to the restructuring of our investment in Francis Drilling Fluids, Ltd (“FDF”) in December 2018, which resulted in a $26.9 million realized loss, partially offset by the sale of our investment in United Flexible, Inc. in February 2019 for a $2.1 million realized gain.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended March 31, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $31.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2020, were as follows:

	Six Months Ended March 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
The Mochi Ice Cream Company	$2,508	$1,541	$(2,570)	$1,479
Leeds Novamark Capital I, L.P.	—	285	—	285
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
Meridian Rack & Pinion, Inc.	(5,589)	(112)	5,589	(112)
Funko Acquisition Holdings, LLC	9	(137)	—	(128)
CPM Holdings, Inc.	—	(170)	—	(170)
Edmentum Ultimate Holdings, LLC	—	(171)	—	(171)
Belnick, Inc.	—	(250)	—	(250)
Precision International, LLC	—	(252)	—	(252)
Vertellus Holdings LLC	—	(261)	—	(261)
AG Transportation Holdings, LLC	—	(262)	—	(262)
Canopy Safety Brands, LLC	—	(267)	—	(267)
Universal Survey Center, Inc.	—	(315)	—	(315)
Prophet Brand Strategy	—	(325)	—	(325)
DiscoverOrg, LLC	—	(348)	—	(348)
American Trailer Rental Group LLC	—	(388)	—	(388)
CHA Holdings, Inc.	—	(393)	—	(393)
Vision Government Solutions, Inc.	—	(419)	—	(419)
Phoenix Aromas & Essential Oils, LLC	—	(427)	—	(427)
Gray Matter Systems, LLC	—	(472)	—	(472)
Travel Sentry, Inc.	—	(525)	—	(525)
B+T Group Acquisition Inc.	—	(606)	—	(606)
8th Avenue Food & Provisions, Inc.	—	(617)	—	(617)
Triple H Food Processors, LLC	—	(725)	—	(725)
DKI Ventures, LLC	—	(837)	—	(837)
Lignetics, Inc.	—	(874)	—	(874)
LWO Acquisitions Company LLC	—	(881)	—	(881)
Keystone Acquisition Corp.	—	(885)	—	(885)
Targus Cayman HoldCo, Ltd.	—	(885)	—	(885)
Tailwind Smith Cooper Intermediate Corporation	—	(910)	—	(910)
Medical Solutions Holdings, Inc.	—	(935)	—	(935)
Vacation Rental Pros Property Management, LLC	—	(1,158)	—	(1,158)
Drive Chassis Holdco, LLC	—	(1,212)	—	(1,212)
Café Zupas	—	(1,298)	—	(1,298)
Sea Link International IRB, Inc.	—	(1,356)	—	(1,356)
R2i Holdings, LLC	—	(1,423)	—	(1,423)
NetFortris Corp.	—	(1,763)	—	(1,763)
EL Academies, Inc.	—	(2,856)	—	(2,856)
Defiance Integrated Technologies, Inc.	—	(2,909)	—	(2,909)
ENET Holdings, LLC	—	(3,045)	—	(3,045)
Imperative Holdings Corporation	—	(3,165)	—	(3,165)
FES Resources Holdings LLC	—	(3,236)	—	(3,236)
Edge Adhesives Holdings, Inc.	—	(3,264)	—	(3,264)
Other, net (<$250)	(23)	(88)	(129)	(240)

Total:	$(7,504)	$(38,596)	$7,299	$(38,801)

In March 2020, the U.S. loan market exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the rapid spread of COVID-19. The combination of the marked increase in market spreads for comparable loan investments and discounts applied to any portfolio company whose markets, or operations were impacted by the COVID-19 pandemic, were the primary drivers of net unrealized depreciation of investments of $31.3 million for the six months ended March 31, 2020. The decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of several of our portfolio companies, and the reversal of previously recorded unrealized appreciation of Mochi upon exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of Meridian and New Trident also impacted the total net unrealized depreciation.

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

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.4 million during the six months ended March 31, 2020, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our Series 2024 Term Preferred Stock in October 2019. No such amounts were recorded during the six months ended March 31, 2019.

Net Unrealized (Appreciation) Depreciation of Other

During the six months ended March 31, 2020, we recorded $0.2 million of unrealized appreciation on our Credit Facility at fair value. No such amounts were recorded during the six months ended March 31, 2019.

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

Net cash used in operating activities for the six months ended March 31, 2020 was $20.6 million, as compared to net cash provided by operating activities of $9.9 million for the six months ended March 31, 2019. The change was primarily due to an increase in purchases of investments and a decrease in principal repayments, partially offset by an increase in net unrealized depreciation on investments period over period. Purchases of investments were $72.3 million during the six months ended March 31, 2020, compared to $63.2 million during the six months ended March 31, 2019. Repayments and net proceeds from sales were $39.0 million during the six months ended March 31, 2020 compared to $60.4 million during the six months ended March 31, 2019.

As of March 31, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $455.2 million. As of September 30, 2019, we had loans to, syndicated participations in or equity investments in 53 companies, with an aggregate cost basis of approximately $428.5 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2020 and 2019:

	Six Months Ended March 31,
	2020	2019
Beginning investment portfolio, at fair value	$402,875	$390,046
New investments	57,000	53,168
Disbursements to existing portfolio companies	15,327	10,006
Scheduled principal repayments on investments	(2,994)	(2,768)
Unscheduled principal repayments on investments	(33,109)	(54,604)
Net proceeds from sale of investments	(2,933)	(3,012)
Net unrealized appreciation (depreciation) of investments	(38,596)	(342)
Reversal of prior period depreciation (appreciation) of investments on realization	7,299	18,522
Net realized gain (loss) on investments	(7,515)	(24,561)
Increase in investments due to PIK(A)	711	1,097
Net change in premiums, discounts and amortization	251	168

Investment Portfolio, at Fair Value	$398,316	$387,720

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2020:

		Amount
For the remaining six months ending September 30:	2020	$10,027
For the fiscal years ending September 30:	2021	64,718
	2022	79,810
	2023	46,074
	2024	63,843
	Thereafter	148,321

	Total contractual repayments	$412,793
	Adjustments to cost basis of debt investments	(787)
	Investments in equity securities	43,184

	Investments held as of March 31, 2020 at cost:	$455,190

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2020 was $6.5 million, which consisted primarily of $25.2 million in net borrowings on our Credit Facility and $38.8 million in gross proceeds from the issuance of long term debt, partially offset by $51.8 million used in the redemption of our Series 2024 Term Preferred Stock and $13.0 million in distributions to common shareholders.

Net cash used in financing activities for the six months ended March 31, 2019 was $10.2 million, which consisted primarily of $57.7 million in net repayments on our Credit Facility and $12.0 million in distributions to common shareholders, partially offset by $57.5 million in gross proceeds from the issuance of long term debt and $4.2 million in net proceeds from the issuance of common stock.

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month during the six months ended March 31, 2020 and 2019, which totaled an aggregate of $13.0 million and $12.0 million, respectively. In April 2020, our Board of Directors declared a monthly distribution of $0.065 per common share for each of April, May, and June 2020. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2020. From inception through March 31, 2020, we have paid 206 monthly or quarterly consecutive distributions to common stockholders totaling approximately $358.1 million or $19.87 per share.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2020, we had the ability to issue up to an additional $235.2 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the six months ended March 31, 2020, we sold 846,716 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.39 per share and raised $8.8 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $8.6 million. As of March 31, 2020, we had a remaining capacity to sell up to an additional $24.0 million of our common stock under the Jefferies Sales Agreement.

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

On March 31, 2020, the closing market price of our common stock was $5.62 per share, a 19.6% discount to our March 31, 2020 NAV per share of $6.99.

Revolving Credit Facility

On April 29, 2020, we, through Business Loan, entered into Amendment No. 6 to our Credit Facility with KeyBank, which extended the revolving period end date by approximately six months to July 15, 2021, included certain LIBOR transition considerations and decreased the commitment amount from $190 million to $180 million. All principal and interest will continue to be due and payable on April 15, 2022.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $268.1 million as of March 31, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2020, and as defined in our Credit Facility, we had a net worth of $310.9 million, asset coverage on our “senior securities representing indebtedness” of 213.2% and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of March 31, 2020. As of March 31, 2020, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

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

The indenture relating to the 2024 Notes and 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend or distribution payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we will provide the holders of the 2024 Notes and 2023 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of March 31, 2020 and September 30, 2019, we had off-balance sheet success fee receivables on our accruing debt investments of $7.5 million and $6.2 million (or approximately $0.24 per common share and $0.21 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of March 31, 2020 and September 30, 2019 to be immaterial.

The following table shows our contractual obligations as of March 31, 2020, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$92,100	$—	$—	$92,100
Notes Payable	—	—	96,313	—	96,313
Interest expense on debt obligations(C)	9,832	15,792	5,357	—	30,981

Total	$9,832	$107,892	$101,670	$—	$219,394

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $26.3 million, at cost, as of March 31, 2020.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2024 Notes, and 2023 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2020.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2020 and September 30, 2019, representing approximately 91.2% and 87.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2020	As of September 30, 2019
Highest	10.0	10.0
Average	6.8	6.2
Weighted Average	6.3	6.4
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2020 and September 30, 2019, representing approximately 6.8% and 9.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2020	As of September 30, 2019
Highest	6.0	6.0
Average	4.9	4.5
Weighted Average	5.0	4.5
Lowest	4.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2020 and September 30, 2019, representing approximately 2.0% and 3.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2020	As of September 30, 2019
Highest	5.0	5.0
Average	4.3	2.8
Weighted Average	4.4	3.1
Lowest	4.0	1.0

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy, including public health emergencies, such as COVID-19; overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of March 31, 2020, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	83.7%
Fixed rates	16.3

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2020 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2020 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the risk factors below and the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 13, 2019 and amended on December 16, 2019. The risks described herein and in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Our business may be adversely affected by the recent coronavirus outbreak.

As of the date of this Quarterly Report on Form 10-Q, there is an outbreak of a novel and highly contagious form of coronavirus. The World Health Organization has declared the disease (“COVID-19”) it causes to constitute a pandemic. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The global impact of the outbreak is rapidly evolving, and many countries, including the U.S., have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess.

Any public health emergency, including any outbreak of COVID-19, SARS, H1N1/09 flu, avian flu, other coronavirus, Ebola or other existing or new epidemic diseases, or the threat thereof, could have a significant adverse impact on the Company and could adversely affect the Company’s ability to fulfill its investment objectives.

The extent of the impact of any public health emergency on the Company’s operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extend of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may materially and adversely impact the value and performance of the Company’s investments, the Company’s ability to source, manage and divest investments and the Company’s ability to achieve its investment objectives, all of which could result in significant losses to the Company. In addition, the operations of the Company and our Adviser may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of our Adviser’s personnel.

Public health threats, including the COVID-19 pandemic, may adversely impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. These adverse economic impacts may decrease the value of the collateral securing our loans in such portfolio companies, as well as the value of our equity investments. In addition, these adverse impacts could cause certain of our portfolio companies to have difficulty meeting their debt service requirements, which in turn could lead to an increase in defaults, and/or could diminish the ability of certain of our portfolio companies to engage in liquidity events. These negative impacts on our portfolio companies and their performance may reduce the interest income we receive and/or increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations.

Falling interest rates may negatively impact our investment income.

As a result of the decision by the Federal Reserve Board to decrease the target range for the federal funds rate in response to the COVID-19 pandemic, interest rates have decreased. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. Accordingly, a reduction in interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. In addition, our net investment income could decrease if there is not a corresponding decrease in the interest that we pay on our borrowings or a reduction or credit to the base management or incentive fees that we pay to the Adviser.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

10.1	Second Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 14, 2020.*

10.2	Amendment No. 6 to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2020 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

Date: May 4, 2020