Form 10-Q
period 2020-06-30
GLADSTONE CAPITAL CORP
filed 2020-07-29
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 28, 2020 was 31,192,639.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2020	September 30, 2019
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $422,125 and $361,272, respectively)	$389,967	$345,876
Affiliate investments (Cost of $43,922 and $38,921, respectively)	39,222	35,421
Control investments (Cost of $28,522 and $28,259, respectively)	17,487	21,578
Cash and cash equivalents	2,375	15,707
Restricted cash and cash equivalents	109	41
Interest receivable, net	2,557	2,625
Due from administrative agent	4,555	2,826
Deferred financing costs, net	582	866
Other assets, net	864	1,129

TOTAL ASSETS	$457,718	$426,069

LIABILITIES
Borrowings, at fair value (Cost of $133,500 and $66,900, respectively)	$133,500	$67,067
Notes payable, net (Cost of $96,313 and $57,500, respectively)	93,710	55,750
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 0 and 2,070,000 shares issued and outstanding, respectively, net	—	50,354
Accounts payable and accrued expenses	609	576
Interest payable	1,186	842
Fees due to Adviser(A)	841	1,452
Fee due to Administrator(A)	634	366
Other liabilities	441	332

TOTAL LIABILITIES	$230,921	$176,739

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 31,192,639 and 30,345,923 shares issued and outstanding, respectively	$31	$30
Capital in excess of par value	365,336	358,113
Cumulative net unrealized depreciation of investments	(47,893)	(25,577)
Cumulative net unrealized appreciation of other	—	(167)
Under distributed net investment income	17	136
Accumulated net realized losses	(90,694)	(83,205)

Total distributable loss	(138,570)	(108,813)

TOTAL NET ASSETS	$226,797	$249,330

NET ASSET VALUE PER COMMON SHARE	$7.27	$8.22

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,100	$9,256	$27,771	$27,889
Affiliate investments	1,140	1,044	3,332	3,253
Control investments	411	522	1,246	1,713
Cash and cash equivalents	1	14	17	40

Total interest income (excluding PIK interest income)	10,652	10,836	32,366	32,895
PIK interest income
Non-Control/Non-Affiliate investments	976	326	1,720	930
Affiliate investments	—	—	—	49
Control investments	—	—	—	76

Total PIK interest income	976	326	1,720	1,055
Total interest income	11,628	11,162	34,086	33,950
Success fee income
Non-Control/Non-Affiliate investments	—	458	350	1,129

Total success fee income	—	458	350	1,129
Dividend income
Non-Control/Non-Affiliate investments	—	4	166	489
Control investments	49	346	259	518

Total dividend income	49	350	425	1,007

Other income	52	916	519	1,231

Total investment income	11,729	12,886	35,380	37,317

EXPENSES
Base management fee(A)	1,881	1,772	5,573	5,424
Loan servicing fee(A)	1,463	1,267	4,309	3,762
Incentive fee(A)	1,275	1,543	3,896	4,286
Administration fee(A)	349	288	1,078	959
Interest expense on borrowings and notes payable	2,472	2,088	7,591	6,071
Dividend expense on mandatorily redeemable preferred stock	—	776	9	2,328
Amortization of deferred financing costs	375	344	1,099	985
Professional fees	219	209	671	694
Other general and administrative expenses	280	303	939	898

Expenses, before credits from Adviser	8,314	8,590	25,165	25,407
Credit to base management fee - loan servicing fee(A)	(1,463)	(1,267)	(4,309)	(3,762)
Credits to fees from Adviser - other(A)	(1,205)	(650)	(4,523)	(2,544)

Total expenses, net of credits	5,646	6,673	16,333	19,101

NET INVESTMENT INCOME	6,083	6,213	19,047	18,216

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(107)	(834)	(7,611)	(25,384)
Affiliate investments	—	27	—	25
Control investments	—	—	—	(9)
Other	—	—	(1,407)	—

Total net realized gain (loss)	(107)	(807)	(9,018)	(25,368)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	6,484	5,561	(16,762)	29,994
Affiliate investments	3,205	(1,478)	(1,200)	2,597
Control investments	(708)	(460)	(4,354)	(10,788)
Other	—	(173)	167	(173)

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

Total net unrealized appreciation (depreciation)	8,981	3,450	(22,149)	21,630

Net realized and unrealized gain (loss)	8,874	2,643	(31,167)	(3,738)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,957	$8,856	$(12,120)	$14,478

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.21	$0.62	$0.63

Net increase (decrease) in net assets resulting from operations	$0.48	$0.30	$(0.39)	$0.50

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	31,192,639	29,491,285	30,948,956	28,876,197

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
NET ASSETS, SEPTEMBER 30	$249,330	$237,092
OPERATIONS
Net investment income	$6,417	$5,986
Net realized gain (loss) on investments	(4,434)	(26,863)
Realized gain (loss) on other	(1,407)	—
Net unrealized appreciation (depreciation) of investments	139	17,169
Net unrealized depreciation (appreciation) of other	(17)	—

Net increase (decrease) in net assets resulting from operations	698	(3,708)

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share) (A)	(6,417)	(5,986)
CAPITAL TRANSACTIONS
Issuance of common stock	7,315	28
Discounts, commissions and offering costs for issuance of common stock	(137)	—

Net increase in net assets resulting from capital transactions	7,178	28
NET INCREASE (DECREASE) IN NET ASSETS	1,459	(9,666)

NET ASSETS, DECEMBER 31	$250,789	$227,426
OPERATIONS
Net investment income	$6,547	$6,017
Net realized gain (loss) on investments	(3,070)	2,302
Net unrealized appreciation (depreciation) of investments	(31,436)	1,011
Net unrealized depreciation (appreciation) of other	184	—

Net increase (decrease) in net assets resulting from operations	(27,775)	9,330
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share) (A)	(6,547)	(6,017)
CAPITAL TRANSACTIONS
Issuance of common stock	1,482	4,258
Discounts, commissions and offering costs for issuance of common stock	(26)	(74)

Net increase in net assets resulting from capital transactions	1,456	4,184
NET INCREASE (DECREASE) IN NET ASSETS	(32,866)	7,497

NET ASSETS, MARCH 31	$217,923	$234,923

OPERATIONS
Net investment income	$6,083	$6,213
Net realized gain (loss) on investments	(107)	(807)
Net unrealized appreciation (depreciation) of investments	8,981	3,623
Net unrealized depreciation (appreciation) of other	—	(173)

Net increase (decrease) in net assets resulting from operations	14,957	8,856

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 and $0.19 per share, respectively) (A)	(6,083)	(5,468)
Distributions to common stockholders from return of capital ($0.00 and $0.02 per share, respectively)(A)	—	(745)

	(6,083)	(6,213)
CAPITAL TRANSACTIONS
Issuance of common stock	—	8,772
Discounts, commissions and offering costs for issuance of common stock	—	(152)

Net increase in net assets resulting from capital transactions	—	8,620
NET INCREASE (DECREASE) IN NET ASSETS	8,874	11,263

NET ASSETS, JUNE 30	$226,797	$246,186

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(12,120)	$14,478
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(128,004)	(122,324)
Principal repayments on investments	53,294	98,589
Net proceeds from sale of investments	2,826	3,645
Increase in investments due to paid-in-kind interest	(1,574)	(1,422)
Net change in premiums, discounts and amortization	(281)	407
Net realized loss (gain) on investments	7,622	25,395
Net realized loss (gain) on other	1,407	—
Net unrealized depreciation (appreciation) of investments	22,316	(21,803)
Net unrealized appreciation (depreciation) of other	(167)	173
Changes in assets and liabilities:
Amortization of deferred financing costs	1,099	985
Decrease (increase) in interest receivable, net	68	(311)
Decrease (increase) in funds due from administrative agent	(1,729)	443
Decrease (increase) in other assets, net	232	(653)
Increase (decrease) in accounts payable and accrued expenses	33	207
Increase (decrease) in interest payable	344	512
Increase (decrease) in fees due to Adviser(A)	(611)	591
Increase (decrease) in fee due to Administrator(A)	268	(29)
Increase (decrease) in other liabilities	109	134

Net cash provided by (used in) operating activities	(54,868)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	179,800	122,800
Repayments on line of credit	(113,200)	(173,500)
Redemption of preferred stock	(51,750)	—
Proceeds from issuance of long term debt	38,813	57,500
Deferred financing costs	(1,677)	(2,204)
Proceeds from issuance of common stock	8,797	13,058
Discounts, commissions and offering costs for issuance of common stock	(132)	(194)
Distributions paid to common stockholders	(19,047)	(18,216)

Net cash provided by (used in) financing activities	41,604	(756)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(13,264)	(1,739)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	15,748	2,004

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$2,484	$265

CASH PAID FOR INTEREST	$7,247	$5,559

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 171.9%
Secured First Lien Debt – 84.9%
Aerospace and Defense – 5.3%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$12,031	$12,031	$12,031

Beverage, Food, and Tobacco – 11.0%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,891
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	23,040

		25,970	24,931
Buildings and Real Estate – 0.8%
GFRC 360, LLC – Line of Credit, $400 available (L + 8.0%, 9.0% Cash, Due 9/2020)(C)	800	800	772
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2020)(C)	1,000	1,000	965

		1,800	1,737
Diversified/Conglomerate Service – 31.9%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,941	5,941	4,693
ENET Holdings, LLC – Term Debt (10.2% Cash, Due 12/2022)(C)(F)	1,000	1,000	835
ENET Holdings, LLC – Term Debt (10.2% Cash, Due 4/2025)(C)(F)	29,000	29,000	24,215
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	763
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,625	19,625	18,055
Universal Survey Center, Inc. – Line of Credit, $500 available (L + 7.3%, 9.3% Cash, Due 9/2022)(Q)(Z)	500	500	500
Universal Survey Center, Inc. – Term Debt (L + 7.3%, 9.3% Cash, Due 9/2024)(Q)(Z)	13,225	13,225	13,225
Vision Government Solutions, Inc. – Line of Credit, $2,500 available (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	10,225	10,192	9,995

		80,312	72,281
Healthcare, Education, and Childcare – 21.6%
ALS Education, LLC – Line of Credit, $2,500 available (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	1,500	1,500	1,500
ALS Education, LLC – Term Debt (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	21,670	21,670	21,670
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.8%, 9.8% Cash, Due 8/2022)(C)	16,000	15,984	14,800
EL Academies, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 8/2022)(C)	12,000	11,981	11,100

		51,135	49,070
Machinery – 2.6%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2020)(C)	125	125	118
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,900	5,900	5,597
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 7.7% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	276

		6,311	5,991
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 11.7%

B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	1,200	1,200	1,101
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,505
NetFortris Corp. – Term Debt (L + 9.0%, 9.5% Cash, Due 2/2021)(C)	23,302	23,286	19,923

		30,486	26,529

Total Secured First Lien Debt		$208,152	$192,570

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 73.2%
Automobile – 4.1%
Sea Link International IRB, Inc. – Term Debt (13.3% PIK, Due 3/2023)(C)(F)	$10,226	$10,226	$9,357

Beverage, Food, and Tobacco – 1.5%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,683	3,705	3,489

Cargo Transportation – 13.3%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2021)(C)	13,000	12,968	12,545

American Trailer Rental Group LLC – Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	17,595

		30,968	30,140

Chemicals, Plastics, and Rubber – 4.8%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.5%, 10.5% Cash, 2.0% PIK, Due 5/2024)(C)	10,085	10,085	9,782

Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.0% Cash, Due 10/2021)(C)	1,099	1,099	1,038

		11,184	10,820

Diversified/Conglomerate Manufacturing – 14.1%
Magpul Industries Corp. – Term Debt (L + 11.5%, 12.5% Cash, Due 5/2026)(C)	28,000	28,000	28,000
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.2% Cash, Due 5/2027)(D)	5,000	4,770	3,950

		32,770	31,950

Diversified/Conglomerate Service – 14.8%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,952	2,640
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 8.4% Cash, Due 4/2026)(D)	5,000	4,779	4,325

Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,601
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,943	3,200

Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	12,870

		35,774	33,636

Healthcare, Education, and Childcare – 2.4%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)	3,000	2,968	2,700

Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(D)	3,000	2,945	2,760

		5,913	5,460

Home and Office Furnishings, Housewares and Durable Consumer Products – 4.2%

Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,575

Hotels, Motels, Inns, and Gaming – 2.9%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.0% Cash, 3.0% PIK, Due 6/2023)(C)	7,991	7,991	6,595

Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	1,000	1,000	850

Oil and Gas – 10.7%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, Due 9/2022)(C)	28,000	28,000	24,220

Total Secured Second Lien Debt		$177,531	$166,092

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 1.8%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$98	$98	$9

Healthcare, education, and childcare – 1.8%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 6/2020)(C)(F)	4,305	4,305	4,133

Total Unsecured Debt		$4,403	$4,142

Preferred Equity – 2.2%
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	—

Buildings and Real Estate – 0.7%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,537

Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—

		500	—

Oil and Gas – 0.7%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,551

		6,982	1,551

Telecommunications – 0.8%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	1,846

		2,813	1,846

Total Preferred Equity		$11,395	$4,934

Common Equity – 9.8%
Aerospace and Defense – 1.5%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$3,482

Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	238

Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	—

Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Cargo Transportation – 1.9%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	27.0%	1,350	2,456
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	5.0%	244	591
American Trailer Rental Group LLC – Common Stock(E)(G)	6,667	1,000	1,061

		2,594	4,108

Chemicals, Plastics, and Rubber – 0.5%
Vertellus Holdings LLC – Common Stock Units(E)(G)	879,121	3,018	1,061

Healthcare, Education, and Childcare – 2.2%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC – Common Stock(E)(G)	767	767	951
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	3,957

		5,555	4,908

Machinery – 0.5%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	643
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	553

		1,500	1,196

Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	298

		499	298

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	12,180	59	48

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 3.0%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	6,890

Total Common Equity		$20,644	$22,229

Total Non-Control/Non-Affiliate Investments		$422,125	$389,967

AFFILIATE INVESTMENTS(N) – 17.3%
Secured First Lien Debt – 3.6%
Diversified/Conglomerate Manufacturing – 3.6%
Edge Adhesives Holdings, Inc. (S) – Line of Credit, $400 available (L + 8.0%, 10.0% Cash, Due 12/2020)(C)	$280	$280	$269
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	5,952
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,920

		$8,480	$8,141

Secured Second Lien Debt – 11.6%
Diversified Natural Resources, Precious Metals and Minerals – 11.6%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	$6,000	$6,000	$6,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	8,000	8,000	8,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,300	3,300	3,300
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	4,000	4,000	4,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	5,000	5,000	5,000

		$26,300	$26,300

Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 0.4%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$963

Diversified Natural Resources, Precious Metals and Minerals – 0.7%
Lignetics, Inc. – Preferred Stock(E)(G)	68,880	1,321	1,534

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	672

Total Preferred Equity		$7,287	$3,169

Common Equity – 0.7%
Diversified Natural Resources, Precious Metals and Minerals – 0.7%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$1,612

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	—

Total Common Equity		$1,855	$1,612

Total Affiliate Investments		$43,922	$39,222

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 7.7%
Secured First Lien Debt – 2.4%
Diversified/Conglomerate Manufacturing – 1.8%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$3,990
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	3,990

Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,478	1,500

Total Secured First Lien Debt		$18,110	$5,490

Secured Second Lien Debt – 3.6%
Automobile– 3.6%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2020)(E)(P)	$95	$95	$—

Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$250

Common Equity – 1.6%
Automobile– 0.4%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$807

Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—

Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,538

Printing and Publishing – 0.1%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	337

Total Common Equity		$2,002	$3,682

Total Control Investments		$28,522	$17,487

TOTAL INVESTMENTS – 196.9%		$494,569	$446,676

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $409.9 million at fair value, are pledged as collateral to our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2020, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.9% of total investments, at fair value, as of June 30, 2020.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.16% as of June 30, 2020. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)	Fair value was based on the indicative bid price on or near June 30, 2020, offered by the respective syndication agent’s trading desk.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.30% as of June 30, 2020.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of June 30, 2020.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2020.
(Z)	Investment was exited subsequent to June 30, 2020.

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

JUNE 30, 2020

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

We are externally managed by Gladstone Management Corporation (the “Adviser”), an affiliate of ours and an SEC registered investment adviser, pursuant to an investment advisory and management agreement (as amended and/or restated from time to time, the “Advisory Agreement”). Administrative services are provided by Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, pursuant to an administration agreement (the “Administration Agreement”). Refer to Note 4—Related Party Transactions for additional information regarding these arrangements.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2020 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2020 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 13, 2019 and amended on December 16, 2019.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2020, loans to B+T Group Acquisition Inc. (“B+T”) were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.6 million, or 1.6% of the fair value of all debt investments in our portfolio. As of September 30, 2019, loans to Meridian Rack & Pinion Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $0.1 million, or 0.0% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2020 and September 30, 2019, we held five and ten OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $46 thousand and $0.3 million during the three and nine months ended June 30, 2020, respectively, and $35 thousand and $0.1 million during the three and nine months ended June 30, 2019, respectively. The unamortized balance of OID investments as of June 30, 2020 and September 30, 2019 totaled $0.6 million and $0.8 million, respectively. As of June 30, 2020 and September 30, 2019, we had seven and four investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.0 million and $1.7 million during the three and nine months ended June 30, 2020, respectively, as compared to $0.3 million and $1.1 million during the three and nine months ended June 30, 2019, respectively. We collected $0 in PIK interest in cash during the three and nine months ended June 30, 2020 and 2019.

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

As of June 30, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2020 and 2019, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of June 30, 2020 and September 30, 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2020:
Secured first lien debt	$206,201		$—	$—		$206,201
Secured second lien debt	200,457		—	—		200,457
Unsecured debt	4,142		—	—		4,142
Preferred equity	8,353		—	—		8,353
Common equity/equivalents	23,566	(A)	—	48	(B)	23,518

Total Investments at June 30, 2020	$442,719		$—	$48		$442,671

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Secured first lien debt	$178,213		$—	$—		$178,213
Secured second lien debt	181,541		—	—		181,541
Unsecured debt	3,933		—	—		3,933
Preferred equity	9,854		—	—		9,854
Common equity/equivalents	25,274	(A)	—	170	(B)	25,104

Total Investments at September 30, 2019	$398,815		$—	$170		$398,645

(A)	Excludes our investment in Leeds with a fair value of $4.0 million and $4.1 million as of June 30, 2020 and September 30, 2019, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2020 and September 30, 2019, by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2020		September 30, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$192,570		$163,490
Secured second lien debt	166,092		148,630
Unsecured debt	4,142		3,933
Preferred equity	4,934		8,273
Common equity/equivalents	18,224	(A)	17,320	(B)

Total Non-Control/Non-Affiliate Investments	$385,962		$341,646

Affiliate Investments
Secured first lien debt	$8,141		$8,005
Secured second lien debt	26,300		24,846
Preferred equity	3,169		1,581
Common equity/equivalents	1,612		989

Total Affiliate Investments	$39,222		$35,421

Control Investments
Secured first lien debt	$5,490		$6,718
Secured second lien debt	8,065		8,065
Preferred equity	250		—
Common equity/equivalents	3,682		6,795

Total Control Investments	$17,487		$21,578

Total Investments at Fair Value Using Level 3 Inputs	$442,671		$398,645

(A)

Excludes our investments in Leeds and Funko with fair values of $4.0 million and $48 thousand, respectively, as of June 30, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2020 and September 30, 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value as of				Range / Weighted Average as of
	June 30, 2020	September 30, 2019	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2020	September 30, 2019

Secured first lien debt(A)	$188,680	$171,383	Yield Analysis	Discount Rate	9.0% - 22.9% / 14.2%	9.8% - 18.0% / 12.4%
	17,521	6,830	TEV	EBITDA multiple	5.0x - 5.0x / 5.0x	6.5x - 6.5x / 6.5x
				EBITDA	$6,217 - $6,217 / $6,217	$830 - $830 / $830
				Revenue multiple	0.3x - 0.3x / 0.3x	0.3x - 0.3x / 0.3x
				Revenue	$7,337 - $13,300 / $12,807	$6,663 - $18,978 / $17,959

Secured second lien debt	168,478	136,115	Yield Analysis	Discount Rate	10.8% - 21.8% / 14.6%	11.5% - 16.8% / 12.6%
	23,914	37,361	Market Quote	IBP	79.0% - 94.8% / 86.4%	94.0% - 101.0% / 97.3%
	8,065	8,065	TEV	EBITDA multiple	5.1x - 5.1x / 5.1x	5.4x - 6.5x / 5.8x
				EBITDA	$3,330 - $3,330 / $3,330	$3,571 - $37,311 / $15,498

Unsecured debt	4,133	3,933	Yield Analysis	Discount Rate	12.9% - 12.9% / 12.9%	12.2% - 12.2% / 12.2%
	9		TEV	Revenue multiple	0.3x - 1.4x / 0.8x	—
				Revenue	$891 - $13,300 / $6,999	—

Preferred and common equity / equivalents(B)	31,871	34,958	TEV	EBITDA multiple	3.1x - 9.6x / 6.1x	3.3x - 8.9x / 6.4x

				EBITDA	$483 - $95,222 / $16,463	$715 - $48,973 / $14,853
				Revenue multiple	0.3x - 1.4x / 0.8x	0.3x - 1.4x / 0.8x
				Revenue	$891 - $57,516 / $22,797	$1,033 - $61,584 / $25,814
Total Level 3 Investments, at Fair Value	$442,671	$398,645

(A)

Fair value as of June 30, 2020 includes one proprietary debt investment totaling $13.7 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2019 includes two proprietary debt investments totaling $15.5 million, which were valued using the expected payoff amount as the unobservable input.

(B)

Fair value as of June 30, 2020 excludes our investments in Leeds and Funko with fair values of $4.0 million and $48 thousand, respectively, as of June 30, 2020. Fair value as of September 30, 2019 excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both June 30, 2020 and September 30, 2019.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2020 and 2019 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of March 31, 2020	$187,597	$174,822	$3,969	$7,088	$20,462	$393,938
Total gains (losses):
Net realized gain (loss)(A)	(92)	(40)	—	—	25	(107)
Net unrealized appreciation (depreciation)(B)	(87)	4,407	(30)	1,015	3,057	8,362
Reversal of prior period net depreciation (appreciation) on realization(B)	534	458	—	—	—	992
New investments, repayments and settlements: (C)
Issuances/originations	25,528	30,559	203	250	—	56,540
Settlements/repayments	(7,372)	(9,789)	—	—	—	(17,161)
Net proceeds from sales	93	40	—	—	(26)	107

Fair Value as of June 30, 2020	$206,201	$200,457	$4,142	$8,353	$23,518	$442,671

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized gain (loss)(A)	(4,232)	(4,449)	—	(1,449)	2,533	(7,597)
Net unrealized appreciation (depreciation)(B)	(14,568)	(10,156)	(201)	(5,522)	65	(30,382)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,647	4,745	—	1,449	(2,550)	8,291
New investments, repayments and settlements: (C)
Issuances/originations	67,088	56,709	410	4,021	1,350	129,578
Settlements/repayments	(25,040)	(27,973)	—	—	—	(53,013)
Net proceeds from sales	93	40	—	—	(2,984)	(2,851)

Fair Value as of June 30, 2020	$206,201	$200,457	$4,142	$8,353	$23,518	$442,671

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of March 31, 2019	$189,281	$148,691	$3,771	$15,591	$26,038	$383,372
Total gains (losses):
Net realized gain (loss)(A)	(90)	3	—	—	—	(87)
Net unrealized appreciation (depreciation)(B)	(737)	767	(10)	354	2,445	2,819
Reversal of prior period net (appreciation) depreciation on realization(B)	(450)	1	—	—	—	(449)
New investments, repayments and settlements: (C)
Issuances/originations	36,323	23,057	94	—	—	59,474
Settlements/repayments	(37,875)	(2,508)	—	—	(1,408)	(41,791)
Net proceeds from sales	90	(3)	—	—	—	87
Transfers	—	—	—	—	—	—

Fair Value as of June 30, 2019	$186,542	$170,008	$3,855	$15,945	$27,075	$403,425

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total

Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized gain (loss)(A)	(90)	(25,631)	—	(1,226)	2,083	(24,864)
Net unrealized appreciation (depreciation)(B)	(8,683)	(257)	(81)	1,825	9,178	1,982
Reversal of prior period net (appreciation) depreciation on realization(B)	292	18,981	—	1,027	(2,133)	18,167
New investments, repayments and settlements: (C)
Issuances/originations	80,476	33,182	281	5,312	4,494	123,745
Settlements/repayments	(55,168)	(41,287)	—	—	(2,543)	(98,998)
Net proceeds from sales	90	(3)	—	(528)	(2,229)	(2,670)
Transfers	(30,000)	28,650	—	1,786	(436)	—

Fair Value as of June 30, 2019	$186,542	$170,008	$3,855	$15,945	$27,075	$403,425

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of each of June 30, 2020 and September 30, 2019, we held 37 proprietary investments with an aggregate fair value of $409.3 million and $353.7 million, or 91.6% and 87.8% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2020:

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

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc., with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

•	In February 2020, we invested $19.0 million in American Trailer Rental Group LLC through a combination of secured second lien debt and common equity.

•	In March 2020, our investments in XMedius America, Inc. and XMedius Solutions Inc. paid off at par for combined net proceeds of $14.9 million.

•	In May 2020, we invested $30.0 million in Magpul Industries Corp. through secured second lien debt.

•	In May 2020, we invested $23.5 million in ALS Education, LLC through secured first lien debt.

•	In May 2020, we sold our investment in Travel Sentry, Inc. for net proceeds of $6.1 million, which resulted in a $0.1 million realized loss.

•	In May 2020, our debt investment in Canopy Safety Brands, LLC paid off at par for net proceeds of $3.8 million.

Syndicated Investments

As of June 30, 2020 and September 30, 2019, we held 11 and 16 syndicated investments with an aggregate fair value of $37.3 million and $49.2 million, or 8.4% and 12.2% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the nine months ended June 30, 2020:

•	In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

•	In October 2019, our investment in DigiCert Holdings, Inc. paid off at par for net proceeds of $2.4 million.

•	In December 2019, our investment in LDiscovery, LLC paid off at par for net proceeds of $5.0 million.

•	In December 2019, our investment in United PF Holdings, LLC paid off at par for net proceeds of $3.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•	In December 2019, we recorded a net realized loss of $4.4 million related to our investment in New Trident Holdcorp, Inc. which filed for bankruptcy protection in February 2019.

•	In June 2020, our investment in DiscoverOrg, LLC paid off at par for net proceeds of $3.3 million. In conjunction with the payoff, we received a prepayment fee of $33 thousand.

Investment Concentrations

As of June 30, 2020, our investment portfolio consisted of investments in 48 portfolio companies located in 24 states in 18 different industries, with an aggregate fair value of $446.7 million. The five largest investments at fair value as of June 30, 2020 totaled $135.1 million, or 30.2% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2019 totaling $135.5 million, or 33.6% of our total investment portfolio. As of June 30, 2020 and September 30, 2019, our average investment by obligor was $10.3 million and $8.1 million at cost, respectively.

The following table outlines our investments by security type as of June 30, 2020 and September 30, 2019:

	June 30, 2020				September 30, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$234,742	47.5%	$206,201	46.2%	$196,833	45.9%	$178,213	44.2%
Secured second lien debt	211,896	42.8	200,457	44.9	187,569	43.8	181,541	45.1
Unsecured debt	4,498	0.9	4,142	0.9	4,088	1.0	3,933	1.0

Total debt investments	451,136	91.2	410,800	92.0	388,490	90.7	363,687	90.3

Preferred equity	18,932	3.8	8,353	1.9	16,360	3.8	9,854	2.4
Common equity/equivalents	24,501	5.0	27,523	6.1	23,602	5.5	29,334	7.3

Total equity investments	43,433	8.8	35,876	8.0	39,962	9.3	39,188	9.7

Total Investments	$494,569	100.0%	$446,676	100.0%	$428,452	100.0%	$402,875	100.0%

Our investments at fair value consisted of the following industry classifications as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments

Diversified/Conglomerate Service	$105,926	23.7%	$116,923	29.0%
Healthcare, Education, and Childcare	63,571	14.2	39,515	9.8
Diversified/Conglomerate Manufacturing	45,044	10.1	17,923	4.4
Cargo Transportation	34,248	7.7	15,225	3.8
Diversified Natural Resources, Precious Metals, and Minerals	29,446	6.6	22,839	5.7
Beverage, Food, and Tobacco	28,420	6.4	12,486	3.1
Telecommunications	28,375	6.3	46,111	11.4
Oil and Gas	26,069	5.8	35,051	8.7
Automobile	18,717	4.2	23,529	5.8
Aerospace and Defense	15,513	3.5	15,164	3.8
Chemicals, Plastics, and Rubber	11,881	2.7	11,448	2.8
Machinery	10,575	2.4	10,724	2.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,575	2.1	9,800	2.4
Textiles and Leather	6,890	1.5	6,104	1.5
Hotels, Motels, Inns, and Gaming	6,595	1.5	7,209	1.8
Buildings and Real Estate	3,274	0.7	3,410	0.9
Personal and Non-Durable Consumer Products	720	0.2	4,747	1.2
Other, < 2.0%	1,837	0.4	4,667	1.2

Total Investments	$446,676	100.0%	$402,875	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada as of June 30, 2020 and September 30, 2019:

	June 30, 2020		September 30, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$214,815	48.1%	$171,985	42.7%
West	136,530	30.6	118,078	29.3
Midwest	55,163	12.3	56,149	13.9
Northeast	40,168	9.0	49,914	12.4
Canada	—	—	6,749	1.7

Total Investments	$446,676	100.0%	$402,875	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2020:

		Amount
For the remaining three months ending September 30:	2020	$7,457
For the fiscal years ending September 30:	2021	49,787
	2022	89,691
	2023	47,692
	2024	65,039
	Thereafter	192,227

	Total contractual repayments	$451,893
	Adjustments to cost basis of debt investments	(757)
	Investments in equity securities	43,433

	Investments held as of June 30, 2020 at cost:	$494,569

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2020 and September 30, 2019, we had gross receivables from portfolio companies of $0.6 million and $0.7 million, respectively. The allowance for uncollectible receivables was $29 thousand and $16 thousand as of June 30, 2020 and September 30, 2019, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2021.

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Average total assets subject to base management fee(A)	$429,943	$405,029	$424,610	$413,257
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%

Base management fee(B)	$1,881	$1,772	$5,573	$5,424
Portfolio company fee credit	(675)	(484)	(1,290)	(1,169)
Syndicated loan fee credit	(92)	(115)	(314)	(290)

Net Base Management Fee	$1,114	$1,173	$3,969	$3,965

Loan servicing fee(B)	1,463	1,267	4,309	3,762
Credit to base management fee - loan servicing fee(B)	(1,463)	(1,267)	(4,309)	(3,762)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,275	1,543	3,896	4,286
Incentive fee credit	(438)	(51)	(2,919)	(1,085)

Net Incentive Fee	$837	$1,492	$977	$3,201

Portfolio company fee credit	(675)	(484)	(1,290)	(1,169)
Syndicated loan fee credit	(92)	(115)	(314)	(290)
Incentive fee credit	(438)	(51)	(2,919)	(1,085)

Credits to Fees From Adviser - other(B)	$(1,205)	$(650)	$(4,523)	$(2,544)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $23 thousand and $38 thousand for the three and nine months ended June 30, 2020, respectively, and $17 thousand and $38 thousand for the three and nine months ended June 30, 2019, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2020 and 2019.

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

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% (2.0% during the one year period from April 1, 2020 through March 31, 2021) of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•

100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% (2.4375% during the one year period from April 1, 2020 through March 31, 2021) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and

•

20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% (2.4375% during the one year period from April 1, 2020 through March 31, 2021) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.

As reflected above, on April 14, 2020, our Board of Directors approved the amendment of the Advisory Agreement, which temporarily revised the hurdle rate, for the period beginning April 1, 2020 and ending March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess incentive fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized).

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2020, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2020.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and nine months ended June 30, 2020 and 2019.

Transactions with the Administrator

We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2021.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.7 million during the three and nine months ended June 30, 2020, respectively, and $0.4 million and $1.1 million during the three and nine months ended June 30, 2019, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2020	September 30, 2019
Base management fee due to (from) Adviser	$(348)	$61
Loan servicing fee due to Adviser	352	305
Incentive fee due to (from) Adviser	837	1,086

Total fees due to (from) Adviser	841	1,452

Fee due to Administrator	634	366

Total Related Party Fees Due	$1,475	$1,818

In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2020 and September 30, 2019, totaled $27 thousand and $32 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $59 thousand and $0 as of June 30, 2020 and September 30, 2019, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2020 and September 30, 2019.

NOTE 5. BORROWINGS

Revolving Credit Facility

On April 29, 2020, we, through Business Loan, entered into Amendment No. 6 to our Credit Facility with KeyBank, which extended the revolving period end date to July 15, 2021, included certain LIBOR transition provisions and decreased the commitment amount from $190 million to $180 million. All principal and interest will continue to be due and payable on April 15, 2022.

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

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately two years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. All principal and interest will be due and payable on April 15, 2022. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of July 15, 2021.

The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2020	September 30, 2019
Commitment amount	$180,000	$190,000
Borrowings outstanding, at cost	133,500	66,900
Availability(A)	36,954	101,725

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019

Weighted average borrowings outstanding, at cost	$117,053	$69,134	$98,195	$77,236
Weighted average interest rate(B)	3.7%	7.0%	4.7%	6.5%
Commitment (unused) fees incurred	$90	$283	$463	$697

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2020 and September 30, 2019.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $268.1 million as of June 30, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2020, and as defined in our Credit Facility, we had a net worth of $319.9 million, asset coverage on our “senior securities representing indebtedness” of 196.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2020. As of June 30, 2020, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.85% per annum, plus a 0.50% unused commitment fee. As of September 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 0.75% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2020 and September 30, 2019, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2020 and September 30, 2019, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2020 and 2019:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2020	September 30, 2019
Credit Facility	$133,500	$67,067

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2020	2019
Fair value as of March 31, 2020 and 2019, respectively	$92,100	$52,300
Borrowings	62,600	57,800
Repayments	(21,200)	(50,800)
Net unrealized appreciation(A)	—	173

Fair Value as of June 30, 2020 and 2019, respectively	$133,500	$59,473

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2020	2019
Fair value as of September 30, 2019 and 2018, respectively	$67,067	$110,000
Borrowings	179,800	122,800
Repayments	(113,200)	(173,500)
Net unrealized appreciation(A)	(167)	173

Fair Value as of June 30, 2020 and 2019, respectively	$133,500	$59,473

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2020 and 2019.

The fair value of the collateral under our Credit Facility totaled approximately $409.9 million and $369.0 million as of June 30, 2020 and September 30, 2019, respectively.

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

The fair value, based on the last quoted closing price, of the 2023 Notes as of June 30, 2020 and September 30, 2019 was $54.9 million and $60.1 million, respectively. The fair value, based on the last quoted closing price, of the 2024 Notes as of June 30, 2020 was $36.9 million. We consider the trading price of the 2024 Notes and 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2020, we had the ability to issue up to an additional $235.2 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the nine months ended June 30, 2020, we sold 846,716 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.39 per share and raised $8.8 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $8.6 million. As of June 30, 2020, we had a remaining capacity to sell up to an additional $24.0 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$14,957	$8,856	$(12,120)	$14,478
Denominator for basic and diluted weighted average common shares	31,192,639	29,491,285	30,948,956	28,876,197

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.48	$0.30	$(0.39)	$0.50

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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07
	January 14, 2020	January 24, 2020	January 31, 2020	0.07
	January 14, 2020	February 19, 2020	February 28, 2020	0.07
	January 14, 2020	March 20, 2020	March 31, 2020	0.07
	April 14, 2020	April 24, 2020	April 30, 2020	0.065
	April 14, 2020	May 19, 2020	May 29, 2020	0.065
	April 14, 2020	June 19, 2020	June 30, 2020	0.065

Nine Months Ended June 30, 2020:				$0.615

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07
	January 8, 2019	January 18, 2019	January 31, 2019	0.07
	January 8, 2019	February 20, 2019	February 28, 2019	0.07
	January 8, 2019	March 20, 2019	March 29, 2019	0.07
	April 9, 2019	April 22, 2019	April 30, 2019	0.07
	April 9, 2019	May 22, 2019	May 31, 2019	0.07
	April 9, 2019	June 19, 2019	June 28, 2019	0.07

Nine Months Ended June 30, 2019:				$0.63

Aggregate distributions declared and paid to our common stockholders were approximately $19.0 million and $18.2 million for the nine months ended June 30, 2020 and 2019, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.7 million.

For the nine months ended June 30, 2020 and the fiscal year ended September 30, 2019, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2020	Year Ended September 30, 2019
Undistributed net investment income	$(119)	$355
Accumulated net realized losses	1,529	1,553
Capital in excess of par value	(1,410)	(1,908)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2020 and September 30, 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in

Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of June 30, 2020 and September 30, 2019.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2020 and September 30, 2019 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2020 and September 30, 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2020	September 30, 2019
Unused line of credit commitments	$15,846	$12,360
Delayed draw term loans	8,030	10,000
Uncalled capital commitment	843	843

Total	$24,719	$23,203

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Per Common Share Data:
Net asset value at beginning of period(A)	$6.99	$8.11	$8.22	$8.32

Income from operations(B)
Net investment income	0.20	0.21	0.62	0.63
Net realized and unrealized gain (loss) on investments	0.28	0.10	(0.97)	(0.12)
Net realized and unrealized gain (loss) on other	—	(0.01)	(0.04)	(0.01)

Total from operations	0.48	0.30	(0.39)	0.50

Distributions to common stockholders from(B)(C)
Net investment income	(0.20)	(0.19)	(0.62)	(0.61)
Return of capital	—	(0.02)	—	(0.02)

Total distributions	(0.20)	(0.21)	(0.62)	(0.63)

Capital share transactions(B)
Offering costs for issuance of common stock	—	(0.01)	—	(0.01)
Anti-dilutive effect of common stock issuance(D)	—	0.04	0.06	0.05

Total capital share transactions	—	0.03	0.06	0.04

Net asset value at end of period(A)	$7.27	$8.23	$7.27	$8.23

Per common share market value at beginning of period	$5.62	$9.01	$9.75	$9.50
Per common share market value at end of period	7.31	9.38	7.31	9.38
Total return(E)	33.99%	6.46%	(19.12)%	5.90%
Common stock outstanding at end of period(A)	31,192,639	29,904,418	31,192,639	29,904,418
Statement of Assets and Liabilities Data:
Net assets at end of period	$226,797	$246,186	$226,797	$246,186
Average net assets(F)	221,040	241,924	236,999	235,985
Senior Securities Data:
Borrowings under Credit Facility, at cost	133,500	59,300	133,500	59,300
Mandatorily redeemable preferred stock, at liquidation preference	—	51,750	—	51,750
Long term debt	96,313	57,500	96,313	57,500
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	10.22%	11.03%	9.19%	10.79%
Ratio of net investment income to average net assets – annualized(I)	11.01%	10.27%	10.72%	10.29%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three and nine months ended June 30, 2020 and 2019, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net expenses to average net assets would have been 11.02% and 10.85% for the three and nine months ended June 30, 2020, respectively, and 11.12% and 11.41% for the three and nine months ended June 30, 2019, respectively.

(I)

Had we not received any voluntary, unconditional and irrevocable credits of the incentive fee due to the Adviser, the ratio of net investment income to average net assets would have been 10.22% and 9.09% for the three and nine months ended June 30, 2020, respectively, and 10.19% and 9.68% for the three and nine months ended June 30, 2019, respectively.

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

We had two unconsolidated subsidiaries, LWO Acquisitions Company LLC and Defiance Integrated Technologies, Inc., that met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the nine month periods ended June 30, 2020 and 2019. Accordingly, summarized, comparative financial information, in aggregate, is presented below for the nine months ended June 30, 2020 and 2019 for our unconsolidated significant subsidiary.

	Nine Months Ended June 30,
Income Statement	2020	2019
Net sales	$29,438	$36,454
Gross profit	3,258	4,028
Net loss	(3,789)	(3,769)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In July 2020, our investment in Universal Survey Center, Inc. paid off at par for net proceeds of $14.1 million. In conjunction with the payoff, we received a prepayment fee of $0.3 million.

In July 2020, we sold $6.0 million of our debt investment in Lignetics, Inc.

Distributions and Dividends

In July 2020, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2020	July 31, 2020	$0.065
August 24, 2020	August 31, 2020	0.065
September 23, 2020	September 30, 2020	0.065

Total for the Quarter:		$0.195

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments including paused or reversed reopening orders, including developing liquidity plans supported by internal cash reserves, shareholder supports, and as appropriate accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” sections of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2019 and amended on December 16, 2019 as well as in “Item 1A. Risk Factors” in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, as filed with the SEC on May 4, 2020 and (13) the impact of COVID-19 on the economy, our portfolio companies and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties. Additionally, many of the risks and uncertainties listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2020, our investment portfolio was made up of approximately 91.2% debt investments and 8.8% equity investments, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment Corporation, a BDC also managed by the Adviser, and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Investment Corporation pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.

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

During the nine months ended June 30, 2020, we invested $110.5 million in five new portfolio companies and extended $17.5 million in investments to existing portfolio companies. In addition, during the nine months ended June 30, 2020, we exited ten portfolio companies through early payoffs or a restructure. We received a total of $56.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as principal repayments by existing portfolio companies during the nine months ended June 30, 2020. This activity resulted in a net decrease in our overall portfolio by five portfolio companies to 48 and a net increase of $66.1 million in our portfolio at cost since September 30, 2019. From our initial public offering in August 2001 through June 30, 2020, we have made 549 different loans to, or investments in, 245 companies for a total of approximately $2.0 billion, before giving effect to principal repayments on investments and divestitures.

During the nine months ended June 30, 2020, the following significant transactions occurred:

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

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc. (“Meridian”), with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

•	In February 2020, we invested $19.0 million in American Trailer Rental Group LLC through a combination of secured second lien debt and common equity.

•	In March 2020, our investments in XMedius America, Inc. and XMedius Solutions Inc. paid off at par for combined net proceeds of $14.9 million.

•	In May 2020, we invested $30.0 million in Magpul Industries Corp. through secured second lien debt.

•	In May 2020, we invested $23.5 million in ALS Education, LLC through secured first lien debt.

•	In May 2020, we sold our investment in Travel Sentry, Inc. for net proceeds of $6.1 million, which resulted in a $0.1 million realized loss.

•	In May 2020, our debt investment in Canopy Safety Brands, LLC paid off at par for net proceeds of $3.8 million.

Syndicated Investments

•	In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

•	In October 2019, our investment in DigiCert Holdings, Inc. paid off at par for net proceeds of $2.4 million.

•	In December 2019, our investment in LDiscovery, LLC paid off at par for net proceeds of $5.0 million.

•	In December 2019, our investment in United PF Holdings, LLC paid off at par for net proceeds of $3.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•	In December 2019, we recorded a net realized loss of $4.4 million related to our investment in New Trident Holdcorp, Inc. (“New Trident”) which filed for bankruptcy protection in February 2019.

•	In June 2020, our investment in DiscoverOrg, LLC paid off at par for net proceeds of $3.3 million. In conjunction with the payoff, we received a prepayment fee of $33 thousand.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to July 2021, and currently have a total commitment amount of $180.0 million. We sold 846,716 and 1,402,438 common shares under our at-the-market program during the nine months ended June 30, 2020 and 2019, respectively. In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of our 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment. Additionally, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment in November 2018. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we were able to access the capital markets historically and in recent years, market conditions, including the impact of COVID-19, may continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below net asset value (“NAV”) per common share, as it has done periodically since March 2020, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On June 30, 2020, the closing market price of our common stock was $7.31 per share, a 0.6% premium to our June 30, 2020 NAV per share of $7.27.

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

As of June 30, 2020, our asset coverage on our “senior securities representing indebtedness” was 196.8%.

Recent Developments

Portfolio Activity

In July 2020, our investment in Universal Survey Center, Inc. paid off at par for net proceeds of $14.1 million. In conjunction with the payoff, we received a prepayment fee of $0.3 million.

In July 2020, we sold $6.0 million of our debt investment in Lignetics, Inc.

Distributions and Dividends

In July 2020, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2020	July 31, 2020	$0.065
August 24, 2020	August 31, 2020	0.065
September 23, 2020	September 30, 2020	0.065

Total for the Quarter:		$0.195

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the 30-day LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR may transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent 30-day rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to 30-day LIBOR, we expect that there should be minimal impact on our operations.

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments including paused or reversed reopening orders, including developing liquidity plans supported by internal cash reserves, shareholder supports, and as appropriate accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2020, to the Three Months Ended June 30, 2019

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,628	$11,162	$466	4.2%
Success fee, dividend, and other income	101	1,724	(1,623)	(94.1)

Total investment income	11,729	12,886	(1,157)	(9.0)

EXPENSES
Base management fee	1,881	1,772	109	6.2
Loan servicing fee	1,463	1,267	196	15.5
Incentive fee	1,275	1,543	(268)	(17.4)
Administration fee	349	288	61	21.2
Interest expense on borrowings and notes payable	2,472	2,088	384	18.4
Dividend expense on mandatorily redeemable preferred stock	—	776	(776)	(100.0)
Amortization of deferred financing costs	375	344	31	9.0
Other expenses	499	512	(13)	(2.5)

Expenses, before credits from Adviser	8,314	8,590	(276)	(3.2)
Credit to base management fee – loan servicing fee	(1,463)	(1,267)	(196)	15.5
Credits to fees from Adviser - other	(1,205)	(650)	(555)	85.4

Total expenses, net of credits	5,646	6,673	(1,027)	(15.4)

NET INVESTMENT INCOME	6,083	6,213	(130)	(2.1)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	(107)	(807)	700	(86.7)
Net unrealized appreciation (depreciation) of investments	8,981	3,623	5,358	147.9
Net unrealized appreciation of other	—	(173)	173	NM

Net gain (loss) from investments and other	8,874	2,643	6,231	235.8

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,957	$8,856	$6,101	68.9%

NM = Not Meaningful

Investment Income

Interest income increased by 4.2% for the three months ended June 30, 2020, as compared to the prior year period. The increase was due primarily to an increase in the weighted average principal balance of our interest-bearing portfolio, partially offset by a decrease in the weighted average yield on our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.9% for the three months ended June 30, 2020, compared to 11.8% for the three months ended June 30, 2019, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2020, was $429.0 million, compared to $379.9 million for the three months ended June 30, 2019, an increase of $49.1 million, or 12.9%.

As of June 30, 2020, loans to one portfolio company, B+T Group Acquisition Inc. (“B+T”), were on non-accrual status, with an aggregate debt cost basis of approximately $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio. As of June 30, 2019, two portfolio companies, Meridian and New Trident, were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio.

Other income decreased by 94.1% during the three months ended June 30, 2020, as compared to the prior year period primarily due to prepayment fees and success fees received in the prior year period with no such amounts in the current year.

As of June 30, 2020 and September 30, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $1.0 million, or 15.4%, for the three months ended June 30, 2020 as compared to the prior year period. This decrease was primarily due to a $0.8 million decrease in preferred dividend expense due to the redemption of our Series 2024 Term Preferred Stock in October 2019 and a $0.6 million increase in credits to fees from the Adviser, partially offset by a $0.4 million increase in interest expense on borrowings and notes payable.

Interest expense increased by 18.4% during the three months ended June 30, 2020, as compared to the prior year period, due primarily to the issuance of $38.8 million aggregate principal amount of the 2024 Notes in October 2019. We incurred $0.5 million in interest expense related to the 2024 Notes issuance during the three months ended June 30, 2020 versus no such amounts in the prior year period.

The weighted average balance outstanding on our Credit Facility during the three months ended June 30, 2020 was $117.1 million, as compared to $69.1 million in the prior year period, an increase of 69.5%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 3.7% during the three months ended June 30, 2020, compared to 7.0% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR and a decrease in unused commitment fees as compared to the prior year period. Interest expense on our Credit Facility decreased by $0.1 million period over period as the decrease in the effective interest rate more than offset the increase in the weighted average balance outstanding on our Credit Facility.

The net base management fee earned by the Adviser decreased by $59 thousand, or 5.0%, during the three months ended June 30, 2020, as compared to the prior year period, resulting from an increase in credits from the Adviser period over period.

The income-based incentive fee decreased by $0.3 million, or 17.4%, for the three months ended June 30, 2020, as compared to the prior year period, due to lower pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.4 million and $51 thousand, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the three months ended June 30, 2020 and 2019, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2020	2019
Average total assets subject to base management fee(A)	$429,943	$405,029
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$1,881	$1,772
Portfolio company fee credit	(675)	(484)
Syndicated loan fee credit	(92)	(115)

Net Base Management Fee	$1,114	$1,173

Loan servicing fee(B)	1,463	1,267
Credit to base management fee - loan servicing fee(B)	(1,463)	(1,267)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,275	1,543
Incentive fee credit	(438)	(51)

Net Incentive Fee	$837	$1,492

Portfolio company fee credit	(675)	(484)
Syndicated loan fee credit	(92)	(115)
Incentive fee credit	(438)	(51)

Credits to Fees From Adviser - other(B)	$(1,205)	$(650)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended June 30, 2020, we recorded a net realized loss on investments of $0.1 million, which resulted primarily from the sale of our investment in Travel Sentry, Inc. in May 2020 for a $0.1 million realized loss.

For the three months ended June 30, 2019, we recorded a net realized loss on investments of $0.8 million, which resulted primarily from the loss recognized on our investment in FedCap Partners, LLC in May 2019.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2020, we recorded net unrealized appreciation of investments in the aggregate amount of $9.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Lignetics, Inc.	$—	$1,960	$—	$1,960
Targus Cayman HoldCo, Ltd.	—	1,671	—	1,671
Edge Adhesives Holdings, Inc.	—	1,133	—	1,133
EL Academies, Inc.	—	1,025	—	1,025
Drive Chassis Holdco, LLC	—	818	—	818
Vertellus Holdings LLC	—	750	—	750
Medical Solutions Holdings, Inc.	—	596	—	596
8th Avenue Food & Provisions, Inc.	—	480	—	480
Travel Sentry, Inc.	(92)	—	534	442
R2i Holdings, LLC	—	425	—	425
Antenna Research Associates, Inc.	—	391	—	391
DiscoverOrg, LLC	—	—	336	336
Universal Survey Center, Inc.	—	315	—	315
AG Transportation Holdings, LLC	—	311	—	311
GFRC Holdings, LLC	—	296	—	296
Phoenix Aromas & Essential Oils, LLC	—	286	—	286
Café Zupas	—	259	—	259
Vision Government Solutions, Inc.	—	233	—	233
Arc Drilling Holdings LLC	—	221	—	221
Keystone Acquisition Corp.	—	198	—	198
Prophet Brand Strategy	—	195	—	195
Total Safety Holdings, LLC	—	162	—	162
Vacation Rental Pros Property Management, LLC	—	146	—	146
Tailwind Smith Cooper Intermediate Corporation	—	146	—	146
LWO Acquisitions Company LLC	—	(347)	—	(347)
Sea Link International IRB, Inc.	—	(353)	—	(353)
NetFortris Corp.	—	(356)	—	(356)
Leeds Novamark Capital I, L.P.	—	(388)	—	(388)
Defiance Integrated Technologies, Inc.	—	(571)	—	(571)
Imperative Holdings Corporation	—	(719)	—	(719)
ENET Holdings, LLC	—	(1,325)	—	(1,325)
Other, net (<$250)	(15)	31	122	138

Total:	$(107)	$7,989	$992	$8,874

In March 2020, the U.S. loan market exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the rapid spread of COVID-19 which contributed to net unrealized depreciation of investments of $31.4 million for the three months ended March 31, 2020. Through June 2020, credit spreads have tightened in the U.S. loan markets. The decrease in market spreads for comparable loan investments was the primary driver of the net unrealized appreciation of investments of $9.0 million for the three months ended June 30, 2020. The increase in comparable multiples used to estimate the fair value of several of our portfolio companies also impacted the total net unrealized appreciation, partially offset by decreased performance in certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 has had or is expected to have on our portfolio companies and the markets in which they operate.

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

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended June 30, 2019, we recorded $0.2 million of unrealized appreciation on our Credit Facility at fair value. No such amounts were recorded during the three months ended June 30, 2020.

Comparison of the Nine Months Ended June 30, 2020, to the Nine Months Ended June 30, 2019

	For the Nine Months Ended June 30,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$34,086	$33,950	$136	0.4%
Success fee, dividend, and other income	1,294	3,367	(2,073)	(61.6)

Total investment income	35,380	37,317	(1,937)	(5.2)

EXPENSES
Base management fee	5,573	5,424	149	2.7
Loan servicing fee	4,309	3,762	547	14.5
Incentive fee	3,896	4,286	(390)	(9.1)
Administration fee	1,078	959	119	12.4
Interest expense on borrowings and notes payable	7,591	6,071	1,520	25.0
Dividend expense on mandatorily redeemable preferred stock	9	2,328	(2,319)	(99.6)
Amortization of deferred financing costs	1,099	985	114	11.6
Other expenses	1,610	1,592	18	1.1

Expenses, before credits from Adviser	25,165	25,407	(242)	(1.0)
Credits to base management fee – loan servicing fee	(4,309)	(3,762)	(547)	14.5
Credits to fees from Adviser – other	(4,523)	(2,544)	(1,979)	77.8

Total expenses, net of credits	16,333	19,101	(2,768)	(14.5)

NET INVESTMENT INCOME	19,047	18,216	831	4.6

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments and other	(9,018)	(25,368)	16,350	(64.5)
Net unrealized appreciation (depreciation) of investments	(22,316)	21,803	(44,119)	NM
Net unrealized appreciation of other	167	(173)	340	NM

Net gain (loss) from investments and other	(31,167)	(3,738)	(27,429)	733.8

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(12,120)	$14,478	$(26,598)	NM

NM = Not Meaningful

Investment Income

Interest income increased by 0.4% for the nine months ended June 30, 2020, as compared to the prior year period. The increase was due primarily to an increase in the weighted average principal balance of our interest-bearing portfolio, partially offset by a decrease in the weighted average yield on our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 11.1% for the nine months ended June 30, 2020, compared to 12.0% for the nine months ended June 30, 2019, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2020 was $411.5 million, compared to $377.0 million for the nine months ended June 30, 2019, an increase of $34.5 million, or 9.2%.

As of June 30, 2020, loans to one portfolio company, B+T, were on non-accrual status, with an aggregate debt cost basis of approximately $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio. As of June 30, 2019, two portfolio companies, Meridian and New Trident, were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio.

Other income decreased by 61.6% during the nine months ended June 30, 2020, as compared to the prior year period primarily due to decreases in prepayment fees and success fees received period over period.

As of June 30, 2020 and September 30, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $2.8 million, or 14.5%, for the nine months ended June 30, 2020 as compared to the prior year period. This decrease was primarily due to a $2.3 million decrease in preferred dividend expense due to the redemption of our Series 2024 Term Preferred Stock in October 2019 and a $2.0 million increase in credits to fees from the Adviser, partially offset by a $1.5 million increase in interest expense on borrowings and notes payable.

Interest expense increased by 25.0% during the nine months ended June 30, 2020, as compared to the prior year period, due primarily to the issuance of $57.5 million aggregate principal amount of the 2023 Notes in November 2018 and the issuance of $38.8 million aggregate principal amount of the 2024 Notes in October 2019, partially offset by a decrease in interest expense on our Credit Facility. We incurred $4.2 million in interest expense related to the 2023 Notes and 2024 Notes during the nine months ended June 30, 2020 versus $2.3 million in the prior year period. The weighted average balance outstanding on our Credit Facility during the nine months ended June 30, 2020 was $98.2 million, as compared to $77.2 million in the prior year period, an increase of 27.2%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 4.7% during the nine months ended June 30, 2020, compared to 6.5% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR and a decrease in unused commitment fees as compared to the prior year period. Interest expense on our Credit Facility decreased by $0.3 million period over period as the decrease in the effective interest rate more than offset the increase in the weighted average balance outstanding on our Credit Facility.

The net base management fee earned by the Adviser increased by $4 thousand, or 0.1%, during the nine months ended June 30, 2020, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee.

The income-based incentive fee decreased by $0.4 million, or 9.1%, for the nine months ended June 30, 2020, as compared to the prior year period, due to lower pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $2.9 million and $1.1 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the nine months ended June 30, 2020 and 2019, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2020	2019
Average total assets subject to base management fee(A)	$424,610	$413,257
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%

Base management fee(B)	$5,573	$5,424
Portfolio company fee credit	(1,290)	(1,169)
Syndicated loan fee credit	(314)	(290)

Net Base Management Fee	$3,969	$3,965

Loan servicing fee(B)	4,309	3,762
Credits to base management fee - loan servicing fee(B)	(4,309)	(3,762)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	3,896	4,286
Incentive fee credit	(2,919)	(1,085)

Net Incentive Fee	$977	$3,201

Portfolio company fee credit	(1,290)	(1,169)
Syndicated loan fee credit	(314)	(290)
Incentive fee credit	(2,919)	(1,085)

Credit to Fees From Adviser - other(B)	$(4,523)	$(2,544)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the nine months ended June 30, 2020, we recorded a net realized loss on investments of $7.6 million which resulted primarily from the sale of our investment in Meridian in January 2020 for a $5.6 million realized loss and the loss recognized on our investment in New Trident of $4.4 million in December 2019, partially offset by a realized gain of $2.5 million from the sale of our investment in Mochi in January 2020.

For the nine months ended June 30, 2019, we recorded a net realized loss on investments of $25.4 million due primarily to the restructuring of our investment in Francis Drilling Fluids, Ltd. in December 2018, which resulted in a $26.9 million realized loss, partially offset by the sale of our investment in United Flexible, Inc. in February 2019 for a $2.1 million realized gain.

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended June 30, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $22.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2020, were as follows:

	Nine Months Ended June 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
The Mochi Ice Cream Company	$2,533	$1,541	$(2,570)	$1,504
Lignetics, Inc.	—	1,086	—	1,086
Targus Cayman HoldCo, Ltd.	—	786	—	786
Vertellus Holdings LLC	—	489	—	489
Antenna Research Associates, Inc.	—	442	—	442
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
DiscoverOrg, LLC	—	(348)	336	(12)
Travel Sentry, Inc.	(92)	(525)	534	(83)
Meridian Rack & Pinion, Inc.	(5,589)	(112)	5,589	(112)
Phoenix Aromas & Essential Oils, LLC	—	(141)	—	(141)
Canopy Safety Brands, LLC	—	(277)	122	(155)
Vision Government Solutions, Inc.	—	(186)	—	(186)
Belnick, Inc.	—	(225)	—	(225)
Precision International, LLC	—	(241)	—	(241)
Medical Solutions Holdings, Inc.	—	(339)	—	(339)
American Trailer Rental Group LLC	—	(344)	—	(344)
Gray Matter Systems, LLC	—	(388)	—	(388)
Drive Chassis Holdco, LLC	—	(394)	—	(394)
CHA Holdings, Inc.	—	(395)	—	(395)
Keystone Acquisition Corp.	—	(687)	—	(687)
Triple H Food Processors, LLC	—	(725)	—	(725)
Tailwind Smith Cooper Intermediate Corporation	—	(764)	—	(764)
B+T Group Acquisition Inc.	—	(768)	—	(768)
R2i Holdings, LLC	—	(998)	—	(998)
Vacation Rental Pros Property Management, LLC	—	(1,012)	—	(1,012)
DKI Ventures, LLC	—	(1,021)	—	(1,021)
Café Zupas	—	(1,039)	—	(1,039)
LWO Acquisitions Company LLC	—	(1,228)	—	(1,228)
Sea Link International IRB, Inc.	—	(1,709)	—	(1,709)
EL Academies, Inc.	—	(1,831)	—	(1,831)
NetFortris Corp.	—	(2,119)	—	(2,119)
Edge Adhesives Holdings, Inc.	—	(2,131)	—	(2,131)
FES Resources Holdings LLC	—	(3,236)	—	(3,236)
Defiance Integrated Technologies, Inc.	—	(3,480)	—	(3,480)
Imperative Holdings Corporation	—	(3,884)	—	(3,884)
ENET Holdings, LLC	—	(4,370)	—	(4,370)
Other, net (<$250)	(54)	(34)	(129)	(217)

Total:	$(7,611)	$(30,607)	$8,291	$(29,927)

Since March 2020, the U.S. loan market has exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the spread of COVID-19. The combination of the marked increase in market spreads for comparable loan investments and discounts applied to any portfolio company whose markets, or operations have been impacted by the COVID-19 pandemic, were the primary drivers of net unrealized depreciation of investments of $22.3 million for the nine months ended June 30, 2020. The decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of several of our portfolio companies, and the reversal of previously recorded unrealized appreciation of Mochi upon exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of Meridian and New Trident also impacted the total net unrealized depreciation.

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

The largest driver of our net unrealized appreciation of $21.8 million for the nine months ended June 30, 2019 was the reversal of previously recorded unrealized depreciation upon the restructure of Francis Drilling Fluids, Ltd. This appreciation was partially offset by the decline in the financial and operational performance of LWO Acquisitions Company LLC.

Net Unrealized (Appreciation) Depreciation of Other

During the nine months ended June 30, 2020, we recorded $0.2 million of unrealized depreciation on our Credit Facility at fair value. During the nine months ended June 30, 2019, we recorded $0.2 million of unrealized appreciation on our Credit Facility at fair value.

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

Net cash used in operating activities for the nine months ended June 30, 2020 was $54.9 million, as compared to net cash used in operating activities of $1.0 million for the nine months ended June 30, 2019. The change was primarily due to a decrease in principal repayments, partially offset by an increase in net unrealized depreciation on investments period over period. Purchases of investments were $128.0 million during the nine months ended June 30, 2020, compared to $122.3 million during the nine months ended June 30, 2019. Repayments and net proceeds from sales were $56.1 million during the nine months ended June 30, 2020 compared to $102.2 million during the nine months ended June 30, 2019.

As of June 30, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $494.6 million. As of September 30, 2019, we had loans to, syndicated participations in or equity investments in 53 companies, with an aggregate cost basis of approximately $428.5 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30,
	2020	2019
Beginning investment portfolio, at fair value	$402,875	$390,046
New investments	110,500	111,168
Disbursements to existing portfolio companies	17,504	11,156
Scheduled principal repayments on investments	(4,784)	(3,949)
Unscheduled principal repayments on investments	(48,510)	(94,640)
Net proceeds from sale of investments	(2,826)	(3,645)
Net unrealized appreciation (depreciation) of investments	(30,607)	2,934
Reversal of prior period depreciation (appreciation) of investments on realization	8,291	18,869
Net realized gain (loss) on investments	(7,622)	(25,395)
Increase in investments due to PIK(A)	1,574	1,422
Net change in premiums, discounts and amortization	281	(407)

Investment Portfolio, at Fair Value	$446,676	$407,559

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2020:

		Amount
For the remaining three months ending September 30:	2020	$7,457
For the fiscal years ending September 30:	2021	49,787
	2022	89,691
	2023	47,692
	2024	65,039
	Thereafter	192,227

	Total contractual repayments	$451,893
	Adjustments to cost basis of debt investments	(757)
	Investments in equity securities	43,433

	Investments held as of June 30, 2020 at cost:	$494,569

Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2020 was $41.6 million, which consisted primarily of $66.6 million in net borrowings on our Credit Facility and $38.8 million in gross proceeds from the issuance of long term debt, partially offset by $51.8 million used in the redemption of our Series 2024 Term Preferred Stock and $19.0 million in distributions to common shareholders.

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

Distributions and Dividends to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for the months of October 2019 through March 2020 and paid monthly cash distributions of $0.065 per common share for the months of April 2020 through June 2020. During the nine months ended June 30, 2019, we paid monthly cash distributions of $0.07 per common share for each month. These distributions totaled an aggregate of $19.0 million and $18.2 million for the nine months ended June 30, 2020 and 2019, respectively. In July 2020, our Board of Directors declared a monthly distribution of $0.065 per common share for each of July, August, and September 2020. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2020. From inception through June 30, 2020, we have paid 209 monthly or quarterly consecutive distributions to common stockholders totaling approximately $364.2 million or $20.06 per share.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2020, we had the ability to issue up to an additional $235.2 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the nine months ended June 30, 2020, we sold 846,716 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.39 per share and raised $8.8 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $8.6 million. As of June 30, 2020, we had a remaining capacity to sell up to an additional $24.0 million of our common stock under the Jefferies Sales Agreement.

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

On June 30, 2020, the closing market price of our common stock was $7.31 per share, a 0.6% premium to our June 30, 2020 NAV per share of $7.27.

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

On March 9, 2018, we, through Business Loan, entered into Amendment No. 4 to our Credit Facility with KeyBank, which increased the commitment amount from $170.0 million to $190.0 million, extended the revolving period end date by approximately two years to January 15, 2021, decreased the marginal interest rate added to 30-day LIBOR from 3.25% to 2.85% per annum, and changed the unused commitment fee from 0.50% of the total unused commitment amount to 0.50% when the average unused commitment amount for the reporting period is less than or equal to 50%, 0.75% when the average unused commitment amount for the reporting period is greater than 50% but less than or equal to 65%, and 1.00% when the average unused commitment amount for the reporting period is greater than 65%. Subject to certain terms and conditions, our Credit Facility may be expanded up to a total of $265.0 million through additional commitments of new or existing lenders. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of July 15, 2021.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $268.1 million as of June 30, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2020, and as defined in our Credit Facility, we had a net worth of $319.9 million, asset coverage on our “senior securities representing indebtedness” of 196.8% and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2020. As of June 30, 2020, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

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

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of June 30, 2020 and September 30, 2019, we had off-balance sheet success fee receivables on our accruing debt investments of $8.8 million and $6.2 million (or approximately $0.28 per common share and $0.21 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of June 30, 2020 and September 30, 2019 to be immaterial.

The following table shows our contractual obligations as of June 30, 2020, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$133,500	$—	$—	$133,500
Notes Payable	—	—	96,313	—	96,313
Interest expense on debt obligations(C)	10,011	15,986	5,357	—	31,354

Total	$10,011	$149,486	$101,670	$—	$261,167

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $24.7 million, at cost, as of June 30, 2020.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2024 Notes, and 2023 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2020.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2020 and September 30, 2019, representing approximately 92.7% and 87.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2020	As of September 30, 2019
Highest	10.0	10.0
Average	6.3	6.2
Weighted Average	6.6	6.4
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2020 and September 30, 2019, representing approximately 5.4% and 9.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2020	As of September 30, 2019
Highest	6.0	6.0
Average	4.8	4.5
Weighted Average	4.9	4.5
Lowest	3.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2020 and September 30, 2019, representing approximately 1.9% and 3.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2020	As of September 30, 2019
Highest	5.0	5.0
Average	4.3	2.8
Weighted Average	4.4	3.1
Lowest	4.0	1.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of June 30, 2020, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	78.2%
Fixed rates	21.8

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2020 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2020 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, as filed with the SEC on November 13, 2019 and amended on December 16, 2019. The risks described herein, in our Annual Report and our Quarterly Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. These adverse economic impacts may decrease the value of the collateral securing our loans in such portfolio companies, as well as the value of our equity investments. In addition, these adverse impacts could cause certain of our portfolio companies to have difficulty meeting their debt service requirements, which in turn could lead to an increase in defaults, and/or could diminish the ability of certain of our portfolio companies to engage in liquidity events. These negative impacts on our portfolio companies and their performance may reduce the interest income we receive and/or increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations

Falling interest rates may negatively impact our investment income.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

10.1	Second Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 14, 2020, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 4, 2020.

10.2	Amendment No. 6 to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2020 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 4, 2020.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

Date: July 29, 2020