Form 10-K
period 2020-09-30
GLADSTONE CAPITAL CORP
filed 2020-11-10
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).     Yes  ☐    No  ☒.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2020, based on the closing price on that date of $5.62 per share on the Nasdaq Global Select Market, was $165,392,857. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 31,989,316 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 9, 2020.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2021 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2020.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2020

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); (12) those factors described herein, including Item 1A. “Risk Factors,” of this Annual Report on Form 10-K (this “Annual Report”) and (13) the impact of COVID-19 on the economy, our portfolio companies and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties. Additionally, many of the risks and uncertainties listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission’s (“SEC”) from time to time, including quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

In this Annual Report, the “Company,” “we,” “us,” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts in tables, except per share amounts, are in thousands unless otherwise indicated.

PART I

The information contained in this section should be read in conjunction with our accompanying Consolidated Financial Statements and the notes thereto appearing elsewhere in this Annual Report.

ITEM 1.	BUSINESS

Overview

Organization

Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for tax purposes as a RIC under the Code. We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”).

As of September 30, 2020, shares of our common stock, our 6.125% Notes due 2023 (the “2023 Notes”) and our 5.375% Notes due 2024 (the “2024 Notes”) trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GLAD”, “GLADD” and “GLADL,” respectively.

Investment Adviser and Administrator

We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (as amended and / or restated from time to time, the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services (the “Administration Agreement”). Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our vice chairman and chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and serve as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.

The Adviser was organized as a corporation under the laws of the State of Delaware on July 2, 2002, and is an SEC registered investment adviser under the Investment Advisors Act of 1940, as amended. The Administrator was organized as a limited liability company under the laws of the State of Delaware on March 18, 2005. The Adviser and Administrator are headquartered in McLean, Virginia, a suburb of Washington, D.C., at 1521 Westbranch Drive, McLean, Virginia 22102. The Adviser also has offices in other states.

Investment Objectives and Strategy

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We intend for our investment portfolio to consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2020, our investment portfolio was made up of approximately 91.3% debt investments and 8.7% equity investments, at cost.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. Since 2012, we have opportunistically made several co-investments with Gladstone Investment pursuant to the Co-Investment Order. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

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

Since our initial public offering in 2001 and through September 30, 2020, we have invested in over 240 different companies, while making 212 consecutive monthly or quarterly cash distributions to common stockholders. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:

•

Secured First Lien Debt Securities: We seek to invest a portion of our assets in first lien secured debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses first lien debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business. First lien debt securities may include investments sourced from the syndicated loan market.

•	Secured Second Lien Debt Securities: We seek to invest a portion of our assets in second lien secured debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These

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

Investment Concentrations

As of September 30, 2020, our investment portfolio consisted of investments in 48 companies located in 25 states across 18 different industries, with an aggregate fair value of $450.4 million. The five largest investments at fair value as of September 30, 2020, totaled $130.3 million, or 28.9% of our total investment portfolio.

The following table outlines our investments by security type as of September 30, 2020 and 2019:

	September 30, 2020				September 30, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$241,008	48.7%	$213,468	47.4%	$196,833	45.9%	$178,213	44.2%
Secured second lien debt	205,841	41.6	196,986	43.7	187,569	43.8	181,541	45.1
Unsecured debt	4,708	1.0	4,299	1.0	4,088	1.0	3,933	1.0

Total debt investments	451,557	91.3	414,753	92.1	388,490	90.7	363,687	90.3
Preferred equity	18,932	3.8	7,000	1.5	16,360	3.8	9,854	2.4
Common equity/equivalents	24,158	4.9	28,647	6.4	23,602	5.5	29,334	7.3

Total equity investments	43,090	8.7	35,647	7.9	39,962	9.3	39,188	9.7

Total Investments	$494,647	100.0%	$450,400	100.0%	$428,452	100.0%	$402,875	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$92,960	20.6%	$116,923	29.0%
Healthcare, Education, and Childcare	64,155	14.3	39,515	9.8
Diversified/Conglomerate Manufacturing	43,995	9.8	17,923	4.4
Aerospace and Defense	37,460	8.3	15,164	3.8
Cargo Transportation	34,542	7.7	15,225	3.8
Beverage, Food, and Tobacco	29,171	6.5	12,486	3.1
Telecommunications	27,994	6.2	46,111	11.4
Oil and Gas	24,725	5.5	35,051	8.7
Diversified Natural Resources, Precious Metals, and Minerals	24,014	5.3	22,839	5.7
Automobile	18,149	4.0	23,529	5.8
Chemicals, Plastics, and Rubber	13,715	3.0	11,448	2.8
Machinery	10,264	2.3	10,724	2.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,675	2.2	9,800	2.4
Hotels, Motels, Inns, and Gaming	8,052	1.8	7,209	1.8
Textiles and Leather	5,905	1.3	6,104	1.5
Buildings and Real Estate	3,110	0.7	3,410	0.9
Personal and Non-Durable Consumer Products	555	0.1	4,747	1.2
Other, < 2.0%	1,959	0.4	4,667	1.2

Total Investments	$450,400	100.0%	$402,875	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada as of September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$214,808	47.7%	$171,985	42.7%
West	138,746	30.8	118,078	29.3
Midwest	56,106	12.5	56,149	13.9
Northeast	40,740	9.0	49,914	12.4
Canada	—	—	6,749	1.7

Total Investments	$450,400	100.0%	$402,875	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) to the prospective company from the Adviser’s investment committee, which is composed of Messrs. Gladstone, Brubaker and Marcotte. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team, analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.

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

Extensive Due Diligence

The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation may begin with a review of publicly available information followed by in depth business analysis, including any of the following:

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

Competitive Advantages

A large number of entities compete with us and make the types of investments that we seek to make in lower middle market privately-owned businesses. Such competitors include other BDCs, non-equity based investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, serve a broader customer base, and establish a greater market share. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the regulatory requirements we must comply with as a publicly traded company. However, we believe that we have the following competitive advantages over many other providers of financing to lower middle market companies.

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

Disciplined, Value and Income-Oriented Investment Philosophy with a Focus on Preservation of Capital

In making its investment decisions, the Adviser focuses on the risk and reward profile of each prospective portfolio company, seeking to minimize the risk of capital loss without foregoing the potential for capital appreciation. We expect the Adviser to use the same investment philosophy that its professionals use in the management of the other Affiliated Public Funds and to commit resources to manage downside exposure. The Adviser’s approach seeks to reduce our risk in investments by using some or all of the following approaches:

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

Longer Investment Horizon

Unlike private equity and private credit funds that are typically organized as finite-life partnerships (generally seven to ten years), we are not subject to standard periodic capital return requirements. These structures often force private equity and private credit funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are an exchange-traded corporation of perpetual duration. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.

Flexible Transaction Structuring

We believe our management team’s broad expertise and years of combined experience enable the Adviser to identify, assess, and structure investments successfully across all levels of a company’s capital structure and manage potential risk and return at all stages of the economic cycle. We are not subject to many of the regulatory limitations that govern traditional lending institutions, such as banks. As a result, we are flexible in selecting and structuring investments, adjusting investment criteria and transaction structures and, in some cases, the types of securities in which we invest. We believe that this approach enables the Adviser to craft a financing structure which best fits the investment and growth profile of the underlying business and yields attractive investment opportunities that will continue to generate current income and capital gain potential throughout the economic cycle, including during turbulent periods in the capital markets, such as the current COVID-19 pandemic.

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

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. In addition, the Adviser has closely monitored our portfolio companies in connection with the COVID-19 pandemic to help them navigate the significant challenges posed by the pandemic. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

•	monthly analysis of financial and operating performance;

•	frequent assessment of the portfolio company’s performance against its business plan and our investment expectations;

•	attendance at and/or participation in the portfolio company’s board of directors or management meetings;

•	assessment of portfolio company management, sponsor, governance, and strategic direction;

•	assessment of the portfolio company’s industry and competitive environment; and

•	review and assessment of the portfolio company’s operating outlook and financial projections.

Relationship Management

The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:

•	management;

•	boards of directors;

•	private equity sponsors;

•	capital partners; and

•	advisers and consultants.

Managerial Assistance and Services

As a BDC, we make available significant managerial assistance, as defined in the 1940 Act, to our portfolio companies and provide other services (other than such managerial assistance) to such portfolio companies. Neither we, nor the Adviser, currently receive fees in connection with the managerial assistance we make available. At times, the Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees received for such services against the base management fee that we would otherwise be required to pay to the Adviser as discussed below in “—Transactions with Related Parties – Investment Advisory and Management Agreement – Base Management Fee.” However, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies.

Gladstone Securities also provides other services (such as investment banking and due diligence services) to certain of our portfolio companies and receives fees for the provision of such services; see “—Transactions with Related Parties – Other Transactions” below.

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

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into the Advisory Agreement, which was subsequently amended in October 2015 and amended and restated in April 2020. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 14, 2020, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2021. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of

Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2020, 2019, and 2018) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

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

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (2.0% during the one year period from April 1, 2020 through March 31, 2021), which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

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

Quarterly Incentive Fee Based on Net Investment Income for the Year Period Ending March 31, 2021(A)

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

(A)	After March 31, 2021, the 2.00% quarterly hurdle rate will revert back to 1.75% and the 2.4375% quarterly excess incentive fee hurdle rate will revert back to 2.1875%.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined below) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2020, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2020.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2020, 2019, and 2018, which credits totaled $3.0 million, $1.5 million, and $1.7 million, respectively.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”) (the borrower under our Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 1.75% of total assets (less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period) during any given calendar year, we treat payment of the loan servicing fee pursuant to our line of credit as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

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

•

Income source requirements. At least 90.0% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities, loans, gains from sales or other dispositions of securities or other income (including certain deemed inclusions) derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.

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

Failure to Qualify as a RIC

If we are unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at the regular corporate income tax rate and would be subject to any applicable state and local taxes, even if we distributed all of our Investment Company Taxable Income to our stockholders. We would not be able to deduct distributions to our stockholders, nor would we be required to make such distributions for U.S. federal income tax purposes. Distributions would be taxable to our stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the current maximum rate applicable to qualifying dividend income of individuals and other non-corporate U.S. stockholders to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction, if applicable. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as capital gain. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level U.S. federal income tax on any unrealized appreciation with respect to our assets unless we make a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.

Qualification as a RIC

If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable (together, the “excise tax distribution requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the excise tax distribution requirements. For the calendar years ended December 31, 2019, 2018, and 2017, we did not incur any excise taxes. As of September 30, 2020, our capital loss carryforward was $72.4 million.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2020, we recorded $0.3 million of OID income and the unamortized balance of OID investments (which are primarily all syndicated loans) as of September 30, 2020 totaled $0.6 million. As of September 30, 2020, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.6 million during the year ended September 30, 2020.

Taxation of Our U.S. Stockholders

Distributions

For any period during which we qualify as a RIC for U.S. federal income tax purposes, distributions to our stockholders attributable to our Investment Company Taxable Income generally will be taxable as ordinary income to our stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders, if any, and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as capital gain. Distributions of our long-term capital gains, reported by us as such, will be taxable to our stockholders as long-term capital gains regardless of the stockholder’s holding period of the stock and whether the distributions are paid in cash or invested in additional stock. Corporate U.S. stockholders generally are eligible for the 50% dividends received deduction with respect to ordinary income dividends received from us, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.

A RIC that has two or more classes of stock generally is required to allocate to each class proportionate amounts of each type of its income (such as ordinary income, capital gains, qualified dividend income and dividends qualifying for the dividends-received deduction) based upon the percentage of total distributions paid to each class for the tax year. Accordingly, for any tax year in which we have common shares and preferred shares, we intend to allocate capital gain distributions, distributions of qualified dividend income, and distributions qualifying for the dividends-received deduction, if any, between our common shares and preferred shares in proportion to the total distributions paid to each class with respect to such tax year.

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

If a common stockholder participates in our “opt in” dividend reinvestment plan, then the common stockholder will have their cash dividends and distributions automatically reinvested in additional shares of our common stock, rather than receiving cash dividends and distributions. Any distributions reinvested under the plan will be taxable to the common stockholder to the same extent, and with the same character, as if the common stockholder had received the distribution in cash. The common stockholder will have an adjusted basis in the additional common shares purchased through the plan equal to the dollar amount that would have been received if the U.S. stockholder had received the dividend or distribution in cash, unless we were to issue new shares that are trading at or above net asset value, in which case, the U.S. stockholder’s basis in the new shares would generally be equal to their fair market value. The additional common shares will have a new holding period commencing on the day following the day on which the shares are credited to the common stockholder’s account. The plan agent purchases shares in the open market in connection with the obligations under the plan.

Sale of Our Shares

A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income. Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are also subject to a 3.8% Medicare tax on, among other things, dividends on and capital gain from the sale or other disposition of shares of our stock.

Backup Withholding and Other Required Withholding

We may be required to withhold U.S. federal income tax (i.e. backup withholding) from all taxable distributions to any non-corporate U.S. stockholder (i) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding, or (ii) with respect to whom the Internal Revenue Service (“IRS”) notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is generally his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s federal income tax liability, provided that proper information is timely provided to the IRS.

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

As of September 30, 2020, 98.8% of our assets were qualifying assets.

Asset Coverage

Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.” In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act of at least 150%.

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

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 24 of this

Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities.

•	Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

•	Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.

•	Our business may be adversely affected by the current coronavirus pandemic and related government actions.

•	Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.

•	We typically invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

•	Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.

•	The lack of liquidity of our privately held investments may adversely affect our business.

•

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

•

Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.

•

Changes in laws or regulations governing our operations, or changes in the interpretation thereof, and any failure by us to comply with laws or regulations governing our operations may adversely affect our business.

•

We are subject to restrictions that may discourage a change of control. Certain provisions contained in our articles of incorporation and Maryland law may prohibit or restrict a change of control and adversely impact the price of our common stock.

•	Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.

•	Our incentive fee may induce the Adviser to make certain investments, including speculative investments.

•	We may be obligated to pay the Adviser incentive compensation even if we incur a loss.

•

The Adviser is not obligated to provide a credit of the base management fee or incentive fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.

•	There is a risk that you may not receive distributions or that distributions may not grow over time

•	Investing in our securities may involve an above average degree of risk.

•	Common shares of closed-end investment companies frequently trade at a discount to the net asset value of our common stock (“NAV”).

•	We may choose to redeem the 2023 Notes or 2024 Notes when prevailing interest rates are relatively low.

•

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Code of Ethics

We, and all of the Gladstone Companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K of the Securities Act and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on the Investors section of our website under “Governance – Governance Documents” at www.GladstoneCapital.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2020 and all of calendar year 2021. As of September 30, 2020, the Adviser and the Administrator collectively had 68 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
20	Accounting, administration, compliance, human resources, legal and treasury
36	Investment management, portfolio management and due diligence

The Adviser and the Administrator aim to attract and retain capable advisory and administrative personnel, respectively, by offering competitive base salaries and bonus structure and by providing employees with appropriate opportunities for professional growth.

Available Information

We file with or furnish to the SEC copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information meeting the information requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and make such reports and any amendments thereto available free of charge through the Investors section of our website at www.GladstoneCapital.com as soon as reasonably practicable after such materials are electronically filed with or furnished to the SEC. Information contained on our website is not incorporated by reference into this Annual Report. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider these risk factors, together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. If that happens, the trading price of our securities and NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	changes in interest rates and credit spreads;

•	the availability of credit, including the price, terms, and conditions under which it can be obtained;

•	the quality, pricing, and availability of suitable investments and credit losses with respect to our investments;

•	the ability to obtain accurate market-based valuations;

•	loan values relative to the value of the underlying assets;

•	default rates on the loans underlying our investments and the amount of related losses;

•	prepayment rates, delinquency rates and legislative / regulatory changes with respect to our investments and loans, and the timing and amount of servicer advances;

•	competition;

•	the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it;

•	the actual and perceived state of the economy and public capital markets generally;

•	amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;

•	the impact of potential changes to the Code; and

•	the attractiveness of other types of investments relative to investments in lower middle market companies generally.

Changes in these factors are difficult to predict, and a change in one factor could affect other factors, which could result in adverse effects to our business, results of operations, financial condition, and cash flows.

Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.

Given the volatility and dislocation that the capital markets have experienced from time to time, including during the current recession, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. Additionally, volatility in the U.S. repo market may affect other financial markets worldwide. An inability to raise capital, and any required sale of our investments for liquidity purposes or failure of our portfolio companies to realize liquidity events, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Our portfolio includes a concentration of companies related to the oil and gas industry with the fair value of these investments representing approximately $24.7 million, or 5.5% of our total portfolio at fair value as of September 30, 2020. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial or extended decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by the current coronavirus pandemic and related government actions.

As of the date of this Annual Report, there is a continuing outbreak of a novel and highly contagious form of coronavirus. The World Health Organization has declared the disease (“COVID-19”) it causes to constitute a pandemic. The outbreak of COVID-19 has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. In response to the COVID-19 pandemic, many countries, including the U.S., reacted by instituting quarantines, prohibiting travel and ordering the closure of offices, businesses, schools, retail stores and other public venues. Businesses also implemented similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, created significant disruptions in and continue to adversely impact economic activity, particularly in the transportation, hospitality, tourism, entertainment and certain other industries. As COVID-19 cases resurge, certain governments have (and others in the future may) reinstitute such measures, which could further exacerbate the adverse impacts on economic activity.

As a result of these and other factors, the COVID-19 pandemic, and any future public health emergency or the threat thereof, could have a significant adverse impact on us and our portfolio companies and could adversely affect our ability to fulfill our investment objectives.

The extent of the impact of COVID-19, or any public health emergency, on our operational and financial performance will depend on many factors, including the duration and scope of such public health emergency, the extent of any related travel advisories and restrictions implemented, the impact of such public health emergencies on overall supply and demand, goods and services, investor liquidity, consumer confidence and levels of economic activity and the extend of its disruption to important global, regional and local supply chains and economic markets, all of which are highly uncertain and cannot be predicted. The effects of a public health emergency may materially and adversely impact the value and performance of our investments, our ability to source, manage and divest investments and our ability to achieve our investment objectives, all of which could result in significant losses to us. In addition, our operations and our Adviser’s operations may be significantly impacted, or even temporarily or permanently halted, as a result of government quarantine measures, voluntary and precautionary restrictions on travel or meetings and other factors related to a public health emergency, including its potential adverse impact on the health of our Adviser’s personnel.

Public health threats, including the COVID-19 pandemic, may adversely impact the businesses in which we invest and affect our business, operating results and financial condition.

Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. A public health threat poses the risk that our portfolio companies may have significantly reduced or be prevented from conducting business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. When governments ease restrictions, certain of our portfolio companies may experience increases in health and safety expenses, payroll costs and other operating expenses. These adverse economic impacts may decrease the value of the collateral securing our loans in such portfolio companies, as well as the value of our equity investments. In addition, these adverse impacts could cause certain of our portfolio companies to have difficulty meeting their debt service requirements, which in turn could lead to an increase in defaults, and/or could diminish the ability of certain of our portfolio companies to engage in liquidity events. These negative impacts on our portfolio companies and their performance may reduce the interest income we receive and/or increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations

Risks Related to Interest Rates

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

As a result of the decision by the Fed to decrease the target range for the federal funds rate in response to the COVID-19 pandemic, interest rates have recently decreased. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. Accordingly, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. Most of our variable rate loans are subject to interest rate floors, which are currently in effect given the low interest rate environment. A near term increase in interest rates, that is not in excess of our interest rate floors, could result in an increase in the interest expense that we pay on our borrowings with no corresponding increase in interest income and thus, lower overall net investment income. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five to seven years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of September 30, 2020, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 78.1% of loans at variable rates with floors and approximately 21.9% at fixed rates.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined (to the extent it continues beyond 2021). Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.

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

As of September 30, 2020, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 78.1% of loans at variable rates with floors and approximately 21.9% at fixed rates.

As of September 30, 2020, we did not have any hedging arrangement, such as interest rate hedges. While hedging activities may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

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

Investments in lower middle market companies are subject to a number of significant risks including the following:

•

Lower middle market companies are likely to have greater exposure to economic downturns, including the current recession, than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions, including the current recession, are more likely to have a material adverse effect on them and the end markets in which they operate. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•

Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions, including those created by the current COVID-19 pandemic. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2020, loans to one portfolio company were on non-accrual status with an aggregate debt cost basis of approximately $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio. While we are working with these portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in some of our loans we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

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

Because the majority of the loans we make and equity securities we receive when we make loans are not publicly traded, there is uncertainty regarding the value of our privately held securities.

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

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2020, syndicated investments made up approximately 8.3% of our portfolio at cost, or $40.8 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2020, we received unscheduled repayments of investments totaling $70.3 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2020, we had investments in 48 portfolio companies, of which our five largest investments comprised approximately $130.3 million, or 28.9% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2020, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 20.6%; healthcare, education, and childcare companies, representing 14.3%; and diversified/conglomerate manufacturing companies, representing 9.8%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

We will have a continuing need for capital to finance our investments. As of September 30, 2020, we had $128.0 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $180.0 million, with a revolving period end date of July 15, 2021 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are required to maintain (i) a minimum net worth of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $269.5 million as of September 30, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150%, in accordance with Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act, and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. As of September 30, 2020, and as defined in our Credit Facility, we were in compliance with all of our Credit Facility covenants; however, our continued compliance depends on many factors, some of which are beyond our control.

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

We sold 1,220,927 and 1,843,943 common shares under our at-the-market program during the years ended September 30, 2020 and 2019, respectively. Additionally, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes in October 2019 and a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment option, in November 2018. However, there can be no assurance that we will be able to raise capital through issuing equity or debt in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue “senior securities representing indebtedness” (including borrowings under our Credit Facility, our 2023 Notes and our 2024 Notes) and “senior securities that are stock” up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on such senior security immediately after each issuance of such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”

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

The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage, this potential will be further magnified. As of September 30, 2020, we incurred leverage through the Credit Facility, the 2023 Notes, and the 2024 Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(23.74)%	(13.92)%	(4.10)%	5.73%	15.55%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2020 by the assumed rates of return and subtracting all interest on our debt to be paid during the twelve months following September 30, 2020, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2020. Based on $459.2 million in total assets, $128.0 million drawn on our Credit Facility (at cost), $57.5 million in our 2023 Notes payable (at cost), $38.8 million in our 2024 Notes payable (at cost), and $233.7 million in net assets, each as of September 30, 2020.

Based on an aggregate outstanding indebtedness of $224.3 million at cost as of September 30, 2020 and the effective annual cash interest rate of 4.3% as of that date, our investment portfolio at fair value would have had to produce an annual return of at least 2.1% to cover annual interest payments on the outstanding debt.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2020, we recognized $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2020 totaled $0.6 million. As of September 30, 2020, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.6 million during the year ended September 30, 2020. We collected $0.1 million in PIK interest in cash for the year ended September 30, 2020. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements.

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

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities representing indebtedness,” including borrowing money from banks or other financial institutions or “senior securities that are stock,” such as our previously redeemed mandatorily redeemable preferred stock, only in amounts such that our asset coverage on each senior security, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy these tests. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

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

The Adviser experiences competition in attracting and retaining qualified personnel, particularly investment professionals and senior executives, and we may be unable to maintain or grow our business if we cannot attract and retain such personnel. The Adviser’s ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including its ability to offer competitive wages, benefits and professional growth opportunities. The Adviser competes with investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies for qualified personnel, many of which have greater resources than us. Searches for qualified personnel may divert management’s time from the operation of our business. Strain on the existing personnel resources of the Adviser, in the event that it is unable to attract experienced investment professionals and senior executives, could have a material adverse effect on our business.

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $22.4 million as of September 30, 2020, at cost, which are all syndicated loan investments. For the year ended September 30, 2020, we recognized $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2020 totaled $0.6 million. As of September 30, 2020, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.6 million during the year ended September 30, 2020. We collected $0.1 million in PIK interest in cash for the year ended September 30, 2020.

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

In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2020, our Board of Directors has approved the following types of co-investment transactions:

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

The 2023 Notes and 2024 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2023 Notes or 2024 Notes and the 2023 Notes and 2024 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2023 Notes and 2024 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2023 Notes and 2024 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2020, there was $128.0 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the 2023

Notes and 2024 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2023 Notes and 2024 Notes.

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

An active trading market for the 2023 Notes or the 2024 Notes may not exist in the future and holders may not be able to sell their 2023 Notes or the 2024 Notes. Even if an active trading market does exist, the 2023 Notes or the 2024 Notes may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the 2023 Notes or the 2024 Notes may be harmed. Accordingly, holders of the 2023 Notes or the 2024 Notes may be required to bear the financial risk of an investment in the 2023 Notes or the 2024 Notes for an indefinite period of time.

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

General Risk Factors

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

We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of the COVID-19 pandemic. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 9, 2020.

Quarter Ended/ Ending			Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
	NAV(A)		High	Low
Fiscal Year ended September 30, 2019:
12/31/2018		$7.98	$9.65	$6.41	20.9%	(19.7)%	$0.21
3/31/2019		8.11	9.58	7.21	18.1	(11.1)	0.21
6/30/2019		8.23	9.57	8.89	16.3	8.0	0.21
9/30/2019		8.22	9.77	9.09	18.9	10.6	0.21
Fiscal Year ended September 30, 2020:
12/31/2019		$8.08	$10.69	$9.35	32.3%	15.7%	$0.21
3/31/2020		6.99	10.55	4.04	50.9	(42.2)	0.21
6/30/2020		7.27	8.27	4.50	13.8	(38.1)	0.195
9/30/2020		7.40	7.84	6.78	5.9	(8.4)	0.195
Fiscal Year ending September 30, 2021:
10/1/2020 (through 11/9/2020)	$	*	$7.92	$6.97	*	*	$0.195

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

*	Not yet available, as the NAV per share as of the end of this quarter has not yet been determined.

As of November 9, 2020, there were 33 record owners of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2020.

Purchases of Equity Securities

We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2020.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2015 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”), and (iv) the Wells Fargo BDC Total Return index (“WF BDC TR”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.

The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GLAD	Nasdaq 100 TR	S&P 500 TR	WF BDC TR
9/30/2015	$100.00	$100.00	$100.00	$100.00
9/30/2016	112.62	118.13	115.43	122.61
9/30/2017	144.05	146.58	136.91	133.69
9/28/2018	157.78	188.96	161.43	138.50
9/30/2019	177.76	194.13	168.30	148.34
9/30/2020	149.59	288.76	193.80	116.45

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses as investors in the Company. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2020 and average net assets for the quarter ended September 30, 2020.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	None
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	3.47%
Loan servicing fee(5)	2.62%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.36%
Interest payments on borrowed funds(7)	4.84%
Other expenses(8)	1.46%
Total annual expenses(9)	14.75%

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
(4)

In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 3.47% of the average net assets as of September 30, 2020 by dividing the total dollar amount of the management fee by Gladstone Capital’s average net assets. The base management fee for the quarter ended September 30, 2020 before application of any credits was $2.0 million.

Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of these fees are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2020, the base management fee credit was $0.4 million. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.

(5)

The Adviser services, administers and collects on the loans held by Business Loan in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with the Credit Facility. For the three months ended September 30, 2020, the total loan servicing fee was $1.5 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.

(6)

In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets (2.0% quarterly and 8.0% annualized during the one year period from April 1, 2020 through March 31, 2021), subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%, 2.4375% during the one year period from April 1, 2020 through March 31, 2021) in any calendar quarter (8.75% annualized, 9.75% annualized during the one year period from April 1, 2020 through March 31, 2021). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized, 9.75% annualized during the one year period from April 1, 2020 through March 31, 2021). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2020. The income-based incentive fee for the quarter ended September 30, 2020 was $1.4 million.

From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. For the quarter ended September 30, 2020, the incentive fee credit was $0.1 million. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.

Examples of how the incentive fee would be calculated are as follows:

•	Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 2.00%.

•	Assuming pre-incentive fee net investment income of 2.10%, the income-based incentive fee would be as follows:

= 100% × (2.10% - 2.00%)

= 0.10%

•	Assuming pre-incentive fee net investment income of 2.50%, the income-based incentive fee would be as follows:

= (100% × (“catch-up”: 2.4375% - 2.00%)) + (20% × (2.50% - 2.4375%))

= (100% × 0.4375%) + (20% × 0.0625%)

= 0.4375% + 0.0125%

= 0.45%

•	Assuming net realized capital gains of 6% and realized capital losses and unrealized capital depreciation of 1%, the capital gains-based incentive fee would be as follows:

= 20% × (6% - 1%)

= 20% × 5%

= 1%

For a more detailed discussion of the calculation of the two-part incentive fee, see “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement.”

(7)

Includes amortization of deferred financing costs. As of September 30, 2020, we had $128.0 million in borrowings outstanding on our Credit Facility and $93.9 million in notes payable, net. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” for additional information regarding the Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding our notes payable.

(8)

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

(9)

Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2020 (except as set forth in footnote 9), would be $33.9 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses, based on actual amounts incurred for the quarter ended September 30, 2020, would be $25.9 million or 11.24% as a percentage of net assets.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income (1)(2)	$132	$365	$561	$926
assuming a 5% annual return consisting entirely of capital gains (2)(3)	$141	$386	$588	$953

(1)

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Additionally, we have assumed that the entire amount of such 5% annual return would constitute ordinary income as we have not historically realized positive capital gains (computed net of all realized capital losses) on our investments. Because the assumed 5% annual return is significantly below the hurdle rate of 7% (annualized, 8% annualized during the one year period from April 1, 2020 through March 31, 2021) that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5% annual return on our investments.

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

Senior Securities

Information about our senior securities is shown in the following table for the audited periods as of our last ten fiscal years. The information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. PricewaterhouseCoopers LLP’s report on the senior securities table as of September 30, 2020 is attached as an exhibit to this Annual Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facilities
September 30, 2020	$128,000,000	$2,026	$—	N/A
September 30, 2019	66,900,000	3,369	—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
September 30, 2015	127,300,000	2,946	—	N/A
September 30, 2014	36,700,000	3,054	—	N/A
September 30, 2013	46,900,000	3,410	—	N/A
September 30, 2012	58,800,000	2,296	—	N/A
September 30, 2011	99,400,000	3,150	—	N/A
Series 2016 Term Preferred Stock (5)
September 30, 2013	$38,497,050	$3,410	$25.00	$25.49
September 30, 2012	38,497,050	2,963	25.00	25.55
Series 2021 Term Preferred Stock (6)
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
September 30, 2015	61,000,000	1,993	25.00	25.02
September 30, 2014	61,000,000	3,054	25.00	24.45
Series 2024 Term Preferred Stock (7)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
6.125% Notes due 2023
September 30, 2020	$57,500,000	$2,026	$—	$25.28
September 30, 2019	57,500,000	3,369	—	26.18
5.375% Notes due 2024
September 30, 2020	$38,812,500	$2,026	$—	$24.49

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(4)

Only applicable to our Term Preferred Stock, 2023 Notes and 2024 Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing prices of the securities on the Nasdaq during the last 10 trading days of the period. Average market value per unit for our Series 2024 Term Preferred Stock for September 30, 2017 is the average of the closing prices of the shares on the Nasdaq during the last seven trading days of the period as the stock started trading on September 21, 2017.
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

The following consolidated selected financial data for the fiscal years ended September 30, 2020, 2019, 2018, 2017 and 2016 are derived from our audited Consolidated Financial Statements. The other data included in the second table below is unaudited. The data should be read in conjunction with our accompanying Notes to Consolidated Financial Statements and notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SELECTED FINANCIAL AND OTHER DATA

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)

	Year Ended September 30,
	2020	2019	2018	2017	2016
Statement of Operations Data:
Total Investment Income	$47,959	$50,035	$45,581	$39,233	$39,112
Total Expenses, Net of Credits from Adviser	22,796	25,455	22,493	17,800	19,625

Net Investment Income	25,163	24,580	23,088	21,433	19,487

Net Realized and Unrealized Gain (Loss)	(27,036)	(4,711)	(4,440)	(4,253)	(8,120

Net Increase in Net Assets Resulting from Operations	$(1,873)	$19,869	$18,648	$17,180	$11,367

Per Share Data:
Net Investment Income per Common Share—Basic and Diluted(A)	$0.81	$0.84	$0.85	$0.84	$0.84
Net Increase (Decrease) in Net Assets Resulting from Operations per Common Share—Basic and Diluted(A)	(0.06)	0.68	0.69	0.67	0.49
Distributions Declared and Paid Per Common Share(B)	0.81	0.84	0.84	0.84	0.84
Statement of Assets and Liabilities Data:
Total Assets	$459,177	$426,069	$399,508	$365,860	$337,178
Net Assets	233,743	249,330	237,092	219,650	201,207
Net Asset Value Per Common Share	7.40	8.22	8.32	8.40	8.62
Common Shares Outstanding	31,566,850	30,345,923	28,501,980	26,160,684	23,344,422
Weighted Common Shares Outstanding—Basic and Diluted	31,040,852	29,269,466	27,104,077	25,495,117	23,200,642
Senior Securities Data:
Total borrowings, at cost(C)	$128,000	$66,900	$110,000	$93,000	$71,300
Mandatorily redeemable preferred stock(C)(D)	—	51,750	51,750	51,750	61,000
Notes payable	96,313	57,500	—	—	—

(A)	Per share data is based on the weighted average common stock outstanding for both basic and diluted.

(B)

The tax character of distributions is determined on an annual basis. For further information on the estimated character of our distributions to common stockholders, please refer to Note 9—Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

(C)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our level of indebtedness.
(D)	Represents the total liquidation preference of our mandatorily redeemable term preferred stock.

	Year Ended September 30,
	2020	2019	2018	2017	2016
Other Unaudited Data:
Number of Portfolio Companies	48	53	50	47	45
Average Size of Portfolio Company Investment at Cost	$10,305	$8,084	$8,549	$8,754	$8,484
Principal Amount of New Investments	131,150	124,168	67,936	99,241	79,401
Disbursements to Existing Portfolio Companies	18,756	22,899	38,679	12,851	10,145
Proceeds from Loan Repayments, Investments Sold and Exits(A)	78,755	131,061	67,944	83,444	121,144
Weighted Average Yield on Investments, excluding loans on non-accrual status(B)	10.97%	12.26%	11.80%	11.57%	11.08%
Weighted Average Yield on Investments, including loans on non-accrual status(C)	10.77	11.82	10.72	10.61	10.27
Total Return(D)	(15.75)	12.55	9.53	27.90	11.68

(A)	Includes non-cash reductions in cost basis.
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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2020, our investment portfolio was made up of approximately 91.3% debt investments and 8.7% equity investments, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us the Co-Investment Order that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment, a BDC also managed by the Adviser, and any future BDC or closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made several co-investments with Gladstone Investment Corporation pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

Business

Portfolio and Investment Activity

In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the 30-day LIBOR) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

During the year ended September 30, 2020, we invested $131.2 million in six new portfolio companies and extended $18.8 million in investments to existing portfolio companies. In addition, during the year ended September 30, 2020, we exited eleven portfolio companies through early payoffs or a restructure. We received a total of $78.8 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as principal repayments by existing portfolio companies during the year ended September 30, 2020. This activity resulted in a net decrease in our overall portfolio by five portfolio companies to 48 and a net increase of $66.2 million in our portfolio at cost since September 30, 2019. From our initial public offering in August 2001 through September 30, 2020, we have made 553 different loans to, or investments in, 246 companies for a total of approximately $2.1 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2020, the following significant transactions occurred:

Proprietary Investments

•	In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

•	In December 2019, we invested $24.0 million in Café Zupas through secured first lien debt.

•

In January 2020, we invested an additional $5.5 million in Lignetics, Inc., an existing portfolio company, through a combination of secured second lien debt and preferred equity. In July 2020, we sold $6.0 million of our debt investment in Lignetics, Inc. at par.

•

In January 2020, we sold our investment in The Mochi Ice Cream Company (“Mochi”), which resulted in a realized gain of approximately $2.5 million. In connection with the sale, we received net cash proceeds of approximately $9.7 million, including the repayment of our debt investment of $6.8 million at par.

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc. (“Meridian”), with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

•	In February 2020, we invested $19.0 million in American Trailer Rental Group LLC through a combination of secured second lien debt and common equity.

•	In March 2020, our investments in XMedius America, Inc. and XMedius Solutions Inc. paid off at par for combined net proceeds of $14.9 million.

•	In May 2020, we invested $30.0 million in Magpul Industries Corp. through secured second lien debt.

•	In May 2020, we invested $23.5 million in ALS Education, LLC through secured first lien debt.

•	In May 2020, we sold our investment in Travel Sentry, Inc. for net proceeds of $6.1 million, which resulted in a $0.1 million realized loss.

•	In May 2020, our debt investment in Canopy Safety Brands, LLC paid off at par for net proceeds of $3.8 million.

•	In July 2020, our investment in Universal Survey Center, Inc. paid off at par for net proceeds of $14.1 million. In conjunction with the payoff, we received a prepayment fee of $0.3 million.

•	In August 2020, we invested $20.7 million in Aerospace Engineering, LLC through secured first lien debt.

Syndicated Investments

•	In October 2019, we invested an additional $3.0 million in Medical Solutions Holdings, Inc., an existing portfolio company, through secured second lien debt.

•	In October 2019, our investment in DigiCert Holdings, Inc. paid off at par for net proceeds of $2.4 million.

•	In December 2019, our investment in LDiscovery, LLC paid off at par for net proceeds of $5.0 million.

•	In December 2019, our investment in United PF Holdings, LLC paid off at par for net proceeds of $3.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•	In December 2019, we recorded a net realized loss of $4.4 million related to our investment in New Trident Holdcorp, Inc. (“New Trident”) which filed for bankruptcy protection in February 2019.

•	In June 2020, our investment in DiscoverOrg, LLC paid off at par for net proceeds of $3.3 million. In conjunction with the payoff, we received a prepayment fee of $33 thousand.

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2020.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Credit Facility and by accessing the capital markets in the form of public equity offerings of common stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to July 2021, and currently have a total commitment amount of $180.0 million. We sold 1,220,927 and 1,843,943 common shares under our at-the-market program during the years ended September 30, 2020 and 2019, respectively. In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment. Additionally, we completed a public debt offering of $57.5 million aggregate principal amount of our 2023 Notes, inclusive of the overallotment in November 2018. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we were able to access the capital markets historically and in recent years, market conditions, including the impact of COVID-19 and the results of the election, may continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below NAV per common share, as it has done periodically since March 2020, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On September 30, 2020, the closing market price of our common stock was $7.41 per share, a 0.1% premium to our September 30, 2020 NAV per share of $7.40.

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

As of September 30, 2020, our asset coverage on our “senior securities representing indebtedness” was 202.6%.

Recent Developments

Distributions

In October 2020, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 23, 2020	October 30, 2020	$0.065
November 20, 2020	November 30, 2020	0.065
December 23, 2020	December 31, 2020	0.065

	Total for the Quarter	$0.195

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the 30-day LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out during late 2021. LIBOR may transition to a new standard rate, the SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent 30-day rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established and may also need to renegotiate certain provisions of the Credit Facility. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to 30-day LIBOR, we expect that there should be minimal impact on our operations.

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments including paused or reversed reopening orders, including developing liquidity plans supported by internal cash reserves, shareholder support, and as appropriate accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2020 to the Year Ended September 30, 2019

	For the Year Ended September 30,
	2020	2019	$ Change	%Change
INVESTMENT INCOME
Interest income	$46,021	$45,768	$253	0.6%
Other income	1,938	4,267	(2,329)	(54.6)

Total investment income	47,959	50,035	(2,076)	(4.1)

EXPENSES
Base management fee	7,568	7,230	338	4.7
Loan servicing fee	5,819	5,072	747	14.7
Incentive fee	5,251	5,776	(525)	(9.1)
Administration fee	1,430	1,325	105	7.9
Interest expense on borrowings	9,991	8,037	1,954	24.3
Dividend expense on mandatorily redeemable preferred stock	9	3,105	(3,096)	(99.7)
Amortization of deferred financing costs	1,484	1,348	136	10.1
Other expenses	2,096	2,020	76	3.8

Expenses, before credits from Adviser	33,648	33,913	(265)	(0.8)
Credit to base management fee – loan servicing fee	(5,819)	(5,072)	(747)	14.7
Credit to fees from Adviser – other	(5,033)	(3,386)	(1,647)	48.6

Total expenses, net of credits	22,796	25,455	(2,659)	(10.4)

NET INVESTMENT INCOME	25,163	24,580	583	2.4

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(7,476)	(16,388)	8,912	(54.4)
Net realized loss on other	(1,407)	—	(1,407)	NM
Net unrealized appreciation of investments	(18,670)	11,844	(30,514)	(257.6)
Net unrealized appreciation (depreciation) of other	517	(167)	684	(409.6)

Net loss from investments and other	(27,036)	(4,711)	(22,325)	473.9

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,873)	$19,869	$(21,742)	(109.4)%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.81	$0.84	$(0.03)	(3.6)%

Net increase (decrease) in net assets resulting from operations	$(0.06)	$0.68	$(0.74)	(108.8)%

NM – not meaningful

Investment Income

Interest income increased by 0.6% for the year ended September 30, 2020, as compared to the prior year. The increase was due primarily to an increase in the weighted average principal balance of our interest-bearing portfolio, partially offset by a decrease in the weighted average yield on our interest-bearing portfolio. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 11.0% for the year ended September 30, 2020, compared to 12.3% for the year ended September 30, 2019, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective years. The weighted average principal balance of our interest-bearing investment portfolio for the year ended September 30, 2020, was $418.0 million, compared to $373.7 million for the year ended September 30, 2019, an increase of $44.3 million, or 11.9%.

As of September 30, 2020, loans to one portfolio company, B+T Group Acquisition Inc. (“B+T”), were on non-accrual status, with an aggregate debt cost basis of approximately $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio. As of September 30, 2019, loans to two portfolio companies, Meridian and New Trident, were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio.

Other income decreased by 54.6% during the year ended September 30, 2020, as compared to the prior year period primarily due to a $1.6 million decrease in success fees received year over year and a $0.7 million decrease in prepayment fees received year over year.

As of September 30, 2020 and 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $2.7 million, or 10.4%, for the year ended September 30, 2020 as compared to the prior year. This decrease was primarily due to a $3.1 million decrease in preferred dividend expense due to the redemption of our Series 2024 Term Preferred Stock in October 2019 and a $1.6 million increase in credits to fees from the Adviser, partially offset by a $2.0 million increase in interest expense on borrowings and notes payable.

Interest expense increased by 24.3% during the year ended September 30, 2020, as compared to the prior year, due primarily to the issuance of $38.8 million aggregate principal amount of the 2024 Notes in October 2019. We incurred $2.0 million in interest expense related to the 2024 Notes issuance during the year ended September 30, 2020 versus no such amounts in the prior year period.

The weighted average balance outstanding on our Credit Facility during the year ended September 30, 2020 was $103.5 million, as compared to $71.5 million in the prior year, an increase of 44.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred but excluding the impact of deferred financing costs, was 4.3% during the year ended September 30, 2020, compared to 6.8% during the prior year. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR and a decrease in unused commitment fees as compared to the prior year period. Interest expense on our Credit Facility decreased by $0.4 million period over period as the decrease in the effective interest rate more than offset the increase in the weighted average balance outstanding on our Credit Facility.

The net base management fee earned by the Adviser increased by $0.2 million, or 4.5%, during the year ended September 30, 2020, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee period over period.

The income-based incentive fee decreased by $0.5 million, or 9.1%, for the year ended September 30, 2020, as compared to the prior year, due to lower pre-incentive fee net investment income over the respective periods and the change to the incentive fee hurdles effective April 1, 2020 as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $3.0 million and $1.5 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the years ended September 30, 2020 and 2019, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—

Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2020	2019
Average total assets subject to base management fee(A)	$432,457	$413,143
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	7,568	7,230
Portfolio company fee credit	(1,589)	(1,474)
Syndicated loan fee credit	(406)	(424)

Net Base Management Fee	$5,573	$5,332

Loan servicing fee(B)	$5,819	$5,072
Credit to base management fee—loan servicing fee(B)	(5,819)	(5,072)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$5,251	$5,776
Incentive fee credit	(3,038)	(1,488)

Net Incentive Fee	$2,213	$4,288

Portfolio company fee credit	$(1,589)	$(1,474)
Syndicated loan fee credit	(406)	(424)
Incentive fee credit	(3,038)	(1,488)

Credit to Fees from Adviser—Other(B)	$(5,033)	$(3,386)

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

Realized Loss and Unrealized Appreciation

Net Realized Loss on Investments

For the year ended September 30, 2020, we recorded a net realized loss on investments of $7.5 million, which resulted primarily from the sale of our investment in Meridian in January 2020 for a $5.6 million realized loss and the loss recognized on our investment in New Trident of $4.4 million in December 2019, partially offset by a realized gain of $2.5 million from the sale of our investment in Mochi in January 2020.

For the year ended September 30, 2019, we recorded a net realized loss on investments of $16.4 million, which resulted primarily from the restructuring of our investment in Francis Drilling Fluids, Ltd. (“FDF”) in December 2018 and the associated recognition of a $26.9 million net realized loss, partially offset by the sale of our investment in Alloy Die Casting Co (“ADC”) in August 2019 for an $8.7 million realized gain.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $18.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2020 were as follows:

	Year Ended September 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Vertellus Holdings LLC	$—	$2,194	$—	$2,194
Lignetics, Inc.	(63)	1,654	—	1,591
The Mochi Ice Cream Company	2,533	1,541	(2,570)	1,504
Antenna Research Associates, Inc.	—	1,098	—	1,098
Leeds Novamark Capital I, L.P.	—	1,002	—	1,002
Vacation Rental Pros Property Management, LLC	—	384	—	384
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
DiscoverOrg, LLC	—	(348)	336	(12)
Travel Sentry, Inc.	(92)	(525)	534	(83)
Meridian Rack & Pinion, Inc.	(5,589)	(112)	5,589	(112)
Targus Cayman HoldCo, Ltd.	—	(199)	—	(199)
Precision International, LLC	—	(268)	—	(268)
Canopy Safety Brands, LLC	—	(442)	122	(320)
R2i Holdings, LLC	—	(333)	—	(333)
CHA Holdings, Inc.	—	(336)	—	(336)
Medical Solutions Holdings, Inc.	—	(343)	—	(343)
Café Zupas	—	(519)	—	(519)
EL Academies, Inc.	—	(553)	—	(553)
Keystone Acquisition Corp.	—	(589)	—	(589)
Triple H Food Processors, LLC	—	(642)	—	(642)
Tailwind Smith Cooper Intermediate Corporation	—	(833)	—	(833)
B+T Group Acquisition Inc.	—	(858)	—	(858)
DKI Ventures, LLC	—	(1,221)	—	(1,221)
LWO Acquisitions Company LLC	—	(1,768)	—	(1,768)
Sea Link International IRB, Inc.	—	(1,928)	—	(1,928)
NetFortris Corp.	—	(2,426)	—	(2,426)
Edge Adhesives Holdings, Inc.	—	(2,977)	—	(2,977)
FES Resources Holdings LLC	—	(3,236)	—	(3,236)
Defiance Integrated Technologies, Inc.	—	(4,179)	—	(4,179)
Imperative Holdings Corporation	—	(4,776)	—	(4,776)
ENET Holdings, LLC	—	(5,196)	—	(5,196)
Other, net (<$250)	144	(227)	(129)	(212)

Total:	$(7,476)	$(26,961)	$8,291	$(26,146)

Since March 2020, the U.S. loan market has exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the spread of COVID-19. The combination of the marked increase in market spreads for comparable loan investments and discounts applied to any portfolio company whose markets, or operations have been impacted by the COVID-19 pandemic, were the primary drivers of net unrealized depreciation of investments of $18.7 million for year ended September 30, 2020. The decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of certain of our portfolio companies, and the reversal of previously recorded unrealized appreciation of Mochi upon exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of Meridian and New Trident also impacted the total net unrealized depreciation.

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

As of September 30, 2020, the fair value of our investment portfolio was less than its cost basis by approximately $44.3 million and our entire investment portfolio was valued at 91.1% of cost, as compared to cumulative net unrealized depreciation of $25.6 million and a valuation of our entire portfolio at 94.0% of cost as of September 30, 2019. This year over year increase in the cumulative unrealized depreciation on investments represents net unrealized depreciation of $18.7 million for the year ended September 30, 2020.

The cumulative net unrealized depreciation of our investments does not have an impact on our current ability to pay distributions to stockholders; however, it may be an indication of future realized losses, which could ultimately reduce our income available for distribution to stockholders.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2020, we recorded $0.5 million of unrealized appreciation on our Credit Facility at fair value as compared to $0.2 million of unrealized depreciation during the year ended September 30, 2019.

Comparison of the Year Ended September 30, 2019 to the Year Ended September 30, 2018

	For the Year Ended September 30,
	2019	2018	$ Change	%Change
INVESTMENT INCOME
Interest income	$45,768	$43,958	$1,810	4.1%
Other income	4,267	1,623	2,644	162.9

Total investment income	50,035	45,581	4,454	9.8

EXPENSES
Base management fee	7,230	7,033	197	2.8
Loan servicing fee	5,072	5,042	30	0.6
Incentive fee	5,776	5,348	428	8.0
Administration fee	1,325	1,250	75	6.0
Interest expense on borrowings	8,037	5,858	2,179	37.2
Dividend expense on mandatorily redeemable preferred stock	3,105	3,105	—	—
Amortization of deferred financing costs	1,348	1,014	334	32.9
Other expenses	2,020	1,966	54	2.7

Expenses, before credits from Adviser	33,913	30,616	3,297	10.8
Credit to base management fee—loan servicing fee	(5,072)	(5,042)	(30)	0.6
Credit to fees from Adviser—other	(3,386)	(3,081)	(305)	9.9

Total expenses, net of credits	25,455	22,493	2,962	13.2

NET INVESTMENT INCOME	24,580	23,088	1,492	6.5

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized loss on investments	(16,388)	(26,063)	9,675	(37.1)
Net realized loss on other	—	(133)	133	(100.0)
Net unrealized appreciation of investments	11,844	21,641	(9,797)	(45.3)
Net unrealized appreciation (depreciation) of other	(167)	115	(282)	(245.2)

Net loss from investments and other	(4,711)	(4,440)	(271)	6.1

NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$19,869	$18,648	$1,221	6.5%

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.84	$0.85	$(0.01)	(1.2)%

Net increase in net assets resulting from operations	$0.68	$0.69	$(0.01)	(1.4)%

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

As of September 30, 2019, two portfolio companies, Meridian and Trident, were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio. As of September 30, 2018, one portfolio company, FDF was on non-accrual status, with an aggregate debt cost basis of approximately $26.9 million, or 6.9% of the cost basis of all debt investments in our portfolio.

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

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the accompanying Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2019	2018
Average total assets subject to base management fee(A)	$413,143	$401,886
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	7,230	7,033
Portfolio company fee credit	(1,474)	(1,020)
Syndicated loan fee credit	(424)	(364)

Net Base Management Fee	$5,332	$5,649

Loan servicing fee(B)	$5,072	$5,042
Credit to base management fee—loan servicing fee(B)	(5,072)	(5,042)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$5,776	$5,348
Incentive fee credit	(1,488)	(1,697)

Net Incentive Fee	$4,288	$3,651

Portfolio company fee credit	$(1,474)	$(1,020)
Syndicated loan fee credit	(424)	(364)
Incentive fee credit	(1,488)	(1,697)

Credit to Fees from Adviser—Other(B)	$(3,386)	$(3,081)

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

For the year ended September 30, 2018, we recorded a net realized loss on investments of $26.1 million, which resulted primarily from the restructure of our investment in Sunshine Media Holdings (“Sunshine”), previously on non-accrual status, and the associated recognition of a $28.2 million realized loss. This was partially offset by a $0.7 million realized gain from the sale of a portion of our equity investment in Funko Acquisition Holdings, LLC and a $0.6 million realized gain associated with the sale of our investment in Flight Fit N Fun LLC.

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

Net cash used in operating activities for the year ended September 30, 2020 was $46.1 million as compared to net cash provided by operating activities of $9.3 million for the year ended September 30, 2019. The change was primarily due to a decrease in principal repayments and net proceeds from sales of investments. Repayments and net proceeds from sales were $78.8 million during the year ended September 30, 2020 compared to $131.1 million during the year ended September 30, 2019.

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

As of September 30, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $494.6 million. As of September 30, 2019, we had loans to, syndicated participations in or equity investments in 53 companies, with an aggregate cost basis of approximately $428.5 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2020 and 2019:

	Year Ended September 30,
	2020	2019
Beginning investment portfolio, at fair value	$402,875	$390,046
New investments	131,150	124,168
Disbursements to existing portfolio companies	18,756	22,899
Scheduled principal repayments	(5,648)	(5,543)
Unscheduled principal repayments	(70,344)	(112,838)
Net proceeds from sales of investments	(2,763)	(12,680)
Net unrealized depreciation of investments	(26,961)	(1,431)
Reversal of prior period net depreciation of investments	8,291	13,275
Net realized loss on investments	(7,685)	(16,415)
Increase in investment balance due to PIK interest(A)	2,400	1,752
Net change in premiums, discounts and amortization	329	(358)

Ending Investment Portfolio, at Fair Value	$450,400	$402,875

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2020.

Year Ending September 30,	Amount
2021	$49,431
2022	93,477
2023	48,106
2024	55,874
2025	153,150
Thereafter	52,228

Total contractual repayments	$452,266
Adjustments to cost basis of debt investments	(709)
Investments in equity securities	43,090

Investments held as of September 30, 2020 at Cost:	$494,647

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2020 was $32.8 million, which consisted primarily of $61.1 million in net borrowings on our Credit Facility and $38.8 million in gross proceeds from the issuance of notes payable, partially offset by $51.8 million used in the redemption of our Series 2024 Term Preferred Stock and $25.2 million in distributions to common shareholders.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, during the year ended September 30, 2020, we paid monthly cash distributions of $0.07 per common share for the months of October 2019 through March 2020 and paid monthly cash distributions of $0.065 per common share for the months of April 2020 through September 2020. These distributions totaled an aggregate of $25.2 million. During the years ended September 30, 2019 and 2018, we paid monthly cash distributions of $0.07 per common share for each month, which totaled an aggregate of $24.6 million and $22.8 million, respectively. In October 2020, our Board of Directors declared a monthly distribution of $0.065 per common share for each of October, November, and December 2020. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2021. From inception through September 30, 2020, we have paid 212 monthly or quarterly consecutive distributions to common stockholders totaling approximately $370.3 million or $20.26 per share.

For the fiscal years ended September 30, 2020 and 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.4 million and $0.7 million, respectively. For the fiscal year ended September 30, 2018, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.

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

In accordance with GAAP, we treated these monthly dividends as an operating expense. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constituted ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year. Such a characterization made on an interim, quarterly basis may not be representative of the actual tax characterization for the full fiscal year.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2020, we had the ability to issue up to an additional $232.3 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2020, we sold 1,220,927 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.55 per share and raised $11.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $11.4 million. As of September 30, 2020, we had a remaining capacity to sell up to an additional $21.1 million of our common stock under the Jefferies Sales Agreement.

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

On September 30, 2020, the closing market price of our common stock was $7.41 per share, a 0.1% premium to our September 30, 2020 NAV per share of $7.40.

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

Additionally, we are required to maintain (i) a minimum net worth of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $269.5 million as of September 30, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2020, and as defined in our Credit Facility, we had a net worth of $327.3 million, asset coverage on our “senior securities representing indebtedness” of 202.6% and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of September 30, 2020. As of September 30, 2020, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our Credit Facility.

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

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of September 30, 2020 and 2019, we had off-balance sheet success fee receivables on our accruing debt investments of $9.9 million and

$6.2 million (or approximately $0.31 per common share and $0.21 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2020 and 2019 to be immaterial.

The following table shows our contractual obligations as of September 30, 2020, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$128,000	$—	$—	$128,000
Notes Payable	—	—	96,313	—	96,313
Interest expense on debt obligations(C)	9,823	15,783	2,553	—	28,159

Total	$9,823	$143,783	$98,866	$—	$252,472

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $27.8 million, at cost, as of September 30, 2020.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2024 Notes, and 2023 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2020.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2020 and 2019, representing approximately 92.7% and 87.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2020	2019
Highest	10.0	10.0
Average	6.3	6.2
Weighted Average	6.5	6.4
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2020 and 2019, representing approximately 5.4% and 9.1%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2020	2019
Highest	5.0	6.0
Average	4.7	4.5
Weighted Average	4.7	4.5
Lowest	3.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2020 and 2019, representing approximately 1.9% and 3.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2020	2019
Highest	6.0	5.0
Average	5.0	2.8
Weighted Average	4.6	3.1
Lowest	4.0	1.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2020, our portfolio of debt investments on a principal basis consisted of the following:

78.1%	Variable rates
21.9	Fixed rates

100.0%	total

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2020 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 100 basis points	$366	$1,280	$(914)
Up 50 basis points	35	640	(605)
Up 25 basis points	—	320	(320)
Down 15 basis points	—	(190)	190

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

We may also experience risk associated with investing in securities of companies with foreign operations. Some of our portfolio companies have operations located outside the U.S. These risks include fluctuations in foreign currency exchange rates, imposition of foreign taxes, changes in exportation regulations and political and social instability.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2020.

November 10, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Capital Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2020, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2020 and 2019 by correspondence with the custodian, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

McLean, VA

November 10, 2020

We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	September 30,
	2020	2019
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $427,798 and $361,272 respectively)	$401,047	$345,876
Affiliate investments (Cost of $38,322 and $38,921, respectively)	33,179	35,421
Control investments (Cost of $28,527 and $28,259, respectively)	16,174	21,578
Cash and cash equivalents	2,420	15,707
Restricted cash and cash equivalents	49	41
Interest receivable, net	3,001	2,625
Due from administrative agent	2,103	2,826
Deferred financing costs, net	372	866
Other assets, net	832	1,129

TOTAL ASSETS	$459,177	$426,069

LIABILITIES
Borrowings, at fair value (Cost of $128,000 and $66,900, respectively)	$127,650	$67,067
Notes payable, net of unamortized deferred financing costs of $2,428 and $1,750, respectively	93,885	55,750
Mandatorily redeemable preferred stock, $0.001 par value per share, $25 liquidation preference per share; 5,440,000 and 5,440,000 shares authorized, respectively, and 0 and 2,070,000 shares issued and outstanding, respectively, net	—	50,354
Accounts payable and accrued expenses	377	576
Interest payable	1,181	842
Fees due to Adviser(A)	1,686	1,452
Fee due to Administrator(A)	329	366
Other liabilities	326	332

TOTAL LIABILITIES	$225,434	$176,739

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 31,566,850 and 30,345,923 shares issued and outstanding, respectively	$32	$30
Capital in excess of par value(C)	367,125	358,113
Cumulative net unrealized depreciation of investments	(44,247)	(25,577)
Cumulative net unrealized appreciation of other	350	(167)
Under (over) distributed net investment income(C)	(39)	136
Accumulated net realized losses	(89,478)	(83,205)

Total distributable loss	(133,414)	(108,813)

TOTAL NET ASSETS	$233,743	$249,330

NET ASSET VALUE PER COMMON SHARE	$7.40	$8.22

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2020	2019	2018
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$37,469	$37,879	$33,497
Affiliate investments	4,296	4,302	4,800
Control investments	1,661	2,146	1,817
Cash and cash equivalents	17	54	39

Total interest income (excluding PIK interest income)	43,443	44,381	40,153
PIK interest income
Non-Control/Non-Affiliate investments	2,578	1,262	3,524
Affiliate investments	—	49	281
Control investments	—	76	—

Total PIK interest income	2,578	1,387	3,805
Total interest income	46,021	45,768	43,958
Success fee income
Non-Control/Non-Affiliate investments	350	1,935	430

Total success fee income	350	1,935	430
Dividend income
Non-Control/Non-Affiliate investments	166	497	251
Control investments	559	598	262

Total dividend income	725	1,095	513
Other income	863	1,237	680

Total investment income	47,959	50,035	45,581

EXPENSES
Base management fee(A)	7,568	7,230	7,033
Loan servicing fee(A)	5,819	5,072	5,042
Incentive fee(A)	5,251	5,776	5,348
Administration fee(A)	1,430	1,325	1,250
Interest expense on borrowings	9,991	8,037	5,858
Dividend expense on mandatorily redeemable preferred stock	9	3,105	3,105
Amortization of deferred financing costs	1,484	1,348	1,014
Professional fees	877	833	880
Other general and administrative expenses	1,219	1,187	1,086

Expenses, before credits from Adviser	33,648	33,913	30,616
Credit to base management fee - loan servicing fee(A)	(5,819)	(5,072)	(5,042)
Credit to fees from Adviser - other(A)	(5,033)	(3,386)	(3,081)

Total expenses, net of credits	22,796	25,455	22,493

NET INVESTMENT INCOME	25,163	24,580	23,088

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(7,413)	(16,404)	1,812
Affiliate investments	(63)	25	325
Control investments	—	(9)	(28,200)
Other	(1,407)	—	(133)

Total net realized gain (loss)	(8,883)	(16,388)	(26,196)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(11,355)	18,341	(5,645)
Affiliate investments	(1,643)	2,311	1,409
Control investments	(5,672)	(8,808)	25,877
Other	517	(167)	115

Total net unrealized appreciation (depreciation)	(18,153)	11,677	21,756

Net realized and unrealized gain (loss)	(27,036)	(4,711)	(4,440)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,873)	$19,869	$18,648

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.81	$0.84	$0.85

Net increase (decrease) in net assets resulting from operations	$(0.06)	$0.68	$0.69

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	31,040,852	29,269,466	27,104,077

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2020	2019	2018
OPERATIONS
Net investment income	$25,163	$24,580	$23,088
Net realized gain (loss) on investments	(7,476)	(16,388)	(26,063)
Net realized loss on other	(1,407)	—	(133)
Net unrealized appreciation (depreciation) of investments	(18,670)	11,844	21,641
Net unrealized appreciation (depreciation) of other	517	(167)	115

Net increase (decrease) in net assets from operations	(1,873)	19,869	18,648

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.80, $0.82, and $0.84 per share, respectively)(A)	(24,752)	(23,861)	(22,801)
Distributions to common stockholders from return of capital ($0.01, $0.02, and $0.00 per share, respectively)(A)	(411)	(719)	—

Net decrease in net assets from distributions	(25,163)	(24,580)	(22,801)

CAPITAL TRANSACTIONS
Issuance of common stock	11,664	17,248	21,991
Offering costs for issuance of common stock	(215)	(299)	(396)

Net increase (decrease) in net assets from capital transactions	11,449	16,949	21,595

NET INCREASE (DECREASE) IN NET ASSETS	(15,587)	12,238	17,442
NET ASSETS, BEGINNING OF YEAR	249,330	237,092	219,650

NET ASSETS, END OF YEAR	$233,743	$249,330	$237,092

(A)	Refer to Note 9—Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$(1,873)	$19,869	$18,648
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(149,906)	(147,067)	(106,115)
Principal repayments on investments	75,992	118,381	64,896
Net proceeds from sale of investments	2,763	12,680	2,892
Increase in investments due to paid-in-kind interest or other	(2,400)	(1,752)	(4,060)
Net change in premiums, discounts and amortization	(329)	358	(119)
Net realized loss (gain) on investments	7,685	16,414	26,063
Net unrealized depreciation (appreciation) of investments	18,670	(11,844)	(21,641)
Net realized loss (gain) on other	1,407	—	—
Net unrealized appreciation (depreciation) of other	(517)	167	(115)
Amortization of deferred financing costs	1,484	1,348	1,014
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(376)	(24)	(902)
Decrease (increase) in funds due from administrative agent	723	(19)	279
Decrease (increase) in other assets, net	255	(485)	1,857
Increase (decrease) in accounts payable and accrued expenses	(199)	286	(232)
Increase (decrease) in interest payable	339	512	66
Increase (decrease) in fees due to Adviser(A)	234	368	(208)
Increase (decrease) in fee due to Administrator(A)	(37)	49	73
Increase (decrease) in other liabilities	(6)	14	(192)

Net cash provided by (used in) operating activities	(46,091)	9,255	(17,796)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	204,500	170,700	118,900
Repayments on borrowings	(143,400)	(213,800)	(101,900)
Redemption of mandatorily redeemable preferred stock	(51,750)	—	—
Proceeds from issuance of notes payable	38,813	57,500	—
Deferred financing costs	(1,677)	(2,322)	(1,329)
Proceeds from issuance of notes payable	11,664	17,248	21,991
Offering costs for issuance of common stock	(175)	(257)	(331)
Distributions paid to common stockholders	(25,163)	(24,580)	(22,801)

Net cash provided by (used in) financing activities	32,812	4,489	14,530

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(13,279)	13,744	(3,266)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	15,748	2,004	5,270

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$2,469	$15,748	$2,004

CASH PAID DURING YEAR FOR INTEREST	$9,652	$7,525	$5,792
NON-CASH ACTIVITIES	—	—	500

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M)—171.6%
Secured First Lien Debt—85.5%
Aerospace and Defense—14.3%
Aerospace Engineering, LLC—Line of Credit, $2,350 available (L + 7.3%, 8.3% Cash, Due 8/2025)(C)	$650	$650	$650
Aerospace Engineering, LLC—Term Debt (L + 7.3%, 8.3% Cash, Due 8/2025)(C)	20,000	20,000	20,000
Antenna Research Associates, Inc.—Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	12,672	12,672	12,672

		33,322	33,322
Beverage, Food, and Tobacco—10.9%
Café Zupas—Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas—Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,931
Café Zupas—Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	23,520

		25,970	25,451
Buildings and Real Estate—0.7%
GFRC 360, LLC—Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	700	700	681
GFRC 360, LLC—Term Debt (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	1,000	1,000	973

		1,700	1,654
Diversified/Conglomerate Service—24.9%
DKI Ventures, LLC—Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC—Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,971	5,971	4,523
ENET Holdings, LLC—Term Debt (10.2% Cash, Due 12/2022)(C)(F)	1,000	1,000	807
ENET Holdings, LLC—Term Debt (10.2% Cash, Due 4/2025)(C)(F)	29,000	29,000	23,417
R2i Holdings, LLC—Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	790
R2i Holdings, LLC—Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,625	19,625	18,693
Vision Government Solutions, Inc.—Line of Credit, $2,500 available (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc.—Term Debt (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	10,100	10,066	10,036

		66,491	58,266
Healthcare, Education, and Childcare—20.9%
ALS Education, LLC—Line of Credit, $4,000 available (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC—Term Debt (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	21,670	21,670	21,562
EL Academies, Inc.—Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	15,986	15,640
EL Academies, Inc.—Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	11,983	11,730

		49,639	48,932
Machinery—2.6%
Arc Drilling Holdings LLC—Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2020)(C)	125	125	121
Arc Drilling Holdings LLC—Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,871	5,871	5,689
Precision International, LLC—Line of Credit, $500 available (L + 7.5%, 8.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC—Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	277

		6,282	6,087
Printing and Publishing—0.0%
Chinese Yellow Pages Company—Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications—11.2%
B+T Group Acquisition, Inc.(S)—Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	1,200	1,200	1,086
B+T Group Acquisition, Inc.(S)—Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,430
NetFortris Corp.—Term Debt (L + 9.0%, 9.5% Cash, Due 2/2021)(C)	23,302	23,302	19,632

		30,502	26,148

Total Secured First Lien Debt		$214,013	$199,860

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt—72.2%
Automobile—4.1%
Sea Link International IRB, Inc.—Term Debt (13.3% PIK, Due 3/2023)(C)(F)	$10,576	$10,576	$9,518
Beverage, Food, and Tobacco – 1.6%
8th Avenue Food & Provisions, Inc.—Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,683	3,704	3,637
Cargo Transportation—13.1%
AG Transportation Holdings, LLC—Term Debt (L + 10.0%, 13.3% Cash, Due 12/2021)(C)	13,000	12,973	12,805
American Trailer Rental Group LLC—Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	17,820

		30,973	30,625
Chemicals, Plastics, and Rubber—4.7%
Phoenix Aromas & Essential Oils, LLC—Term Debt (L + 11.5%, 12.5% Cash, Due 5/2024)(C)	10,012	10,012	9,911
Vertellus Holdings LLC—Term Debt (L + 12.0%, 13.0% Cash, Due 7/2022)(C)	1,099	1,099	1,099

		11,111	11,010
Diversified/Conglomerate Manufacturing—13.7%
Magpul Industries Corp.—Term Debt (L + 11.5%, 12.5% Cash, Due 5/2026)(C)	28,000	28,000	28,000
Tailwind Smith Cooper Intermediate Corporation—Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,776	3,887

		32,776	31,887
Diversified/Conglomerate Service—14.9%
CHA Holdings, Inc.—Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,953	2,700
Drive Chassis Holdco, LLC—Term Debt (L + 8.3%, 8.5% Cash, Due 4/2026)(D((U)	5,000	4,786	4,787
Gray Matter Systems, LLC—Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,906
Keystone Acquisition Corp.—Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,945	3,300
Prophet Brand Strategy—Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy—Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	12,984

		35,784	34,677
Healthcare, Education, and Childcare—2.3%
Medical Solutions Holdings, Inc.—Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)	3,000	2,969	2,700
Medical Solutions Holdings, Inc.—Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(D)	3,000	2,948	2,760

		5,917	5,460
Home and Office Furnishings, Housewares and Durable Consumer Products—4.1%
Belnick, Inc.—Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,675
Hotels, Motels, Inns, and Gaming—3.4%
Vacation Rental Pros Property Management, LLC—Term Debt (L + 10.0%, 11.0% Cash, 3.0% PIK, Due 6/2023)(C)	8,052	8,052	8,052
Machinery—0.4%
CPM Holdings, Inc.—Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	1,000	1,000	910
Oil and Gas —9.9%
Imperative Holdings Corporation—Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	27,583	27,583	23,170

Total Secured Second Lien Debt		$177,476	$168,621

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt—1.8%
Diversified/Conglomerate Service—0.0%
Frontier Financial Group Inc.—Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$17
Healthcare, education, and childcare—1.8%
Edmentum Ultimate Holdings, LLC—Term Debt (10.0% PIK, Due 12/2021)(C)(F)	4,415	4,415	4,282

Total Unsecured Debt		$4,613	$4,299

Preferred Equity—2.0%
Beverage, Food, and Tobacco—0.0%
Triple H Food Processors, LLC—Preferred Stock(E)(G)	75	75	83
Buildings and Real Estate—0.6%
GFRC 360, LLC—Preferred Stock(E)(G)	1,000	1,025	1,456
Diversified/Conglomerate Service—0.0%
Frontier Financial Group Inc.—Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc.—Preferred Stock Warrant(E)(G)	168	—	—

		500	—
Oil and Gas—0.6%
FES Resources Holdings LLC—Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation—Preferred Equity Units(E)(G)	13,740	632	1,292

		6,982	1,292
Telecommunications—0.8%
B+T Group Acquisition, Inc.(S)—Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp.—Preferred Stock(E)(G)	7,890,860	789	1,846

		2,813	1,846

Total Preferred Equity		$11,395	$4,677

Common Equity—10.1%
Aerospace and Defense—1.8%
Antenna Research Associates, Inc.—Common Equity Units(E)(G)	4,283	$4,283	$4,138
Automobile—0.1%
Sea Link International IRB, Inc.—Common Equity Units(E)(G)	823,333	823	208
Beverage, Food, and Tobacco—0.0%
Triple H Food Processors, LLC—Common Stock(E)(G)	250,000	250	—
Buildings and Real Estate—0.0%
GFRC 360, LLC—Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation—1.7%
AG Transportation Holdings, LLC—Member Profit Participation(E)(G)	27.0%	1,350	2,345
AG Transportation Holdings, LLC—Profit Participation Warrants(E)(G)	5.0%	244	563
American Trailer Rental Group LLC—Common Stock(E)(G)	6,667	1,000	1,009

		2,594	3,917
Chemicals, Plastics, and Rubber—1.2%
Vertellus Holdings LLC—Common Stock Units((E)(G)	879,121	3,018	2,705
Healthcare, Education, and Childcare—2.3%
Edmentum Ultimate Holdings, LLC—Common Stock(E)(G)	21,429	2,637	—
GSM MidCo LLC—Common Stock(E)(G)	767	767	763
Leeds Novamark Capital I, L.P.—Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,808	4,718

		5,212	5,481
Machinery—0.4%
Arc Drilling Holdings LLC—Common Stock(E)(G)	15,000	1,500	400
Precision International, LLC—Membership Unit Warrant(E)(G)	33.3%	—	525

		1,500	925

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Oil and Gas—0.1%
FES Resources Holdings LLC—Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC—Common Equity(E)(G)	435	499	263

		499	263
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
Funko Acquisition Holdings, LLC(S)—Common Units(G)(T)	12,180	59	48
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S)—Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp.—Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather—2.5%
Targus Cayman HoldCo, Ltd.—Common Stock(E)(G)	3,076,414	2,062	5,905

Total Common Equity		$20,301	$23,590

Total Non-Control/Non-Affiliate Investments		$427,798	$401,047

AFFILIATE INVESTMENTS(N) —14.2%
Secured First Lien Debt—3.7%
Diversified/Conglomerate Manufacturing—3.7%
Edge Adhesives Holdings, Inc. (S)—Line of Credit, $0 available (L + 8.0%, 10.0% Cash, Due 12/2020)(C)	$680	$680	$663
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	6,045
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,950

		8,880	8,658

Total Secured First Lien Debt		$8,880	$8,658

Secured Second Lien Debt—8.7%
Diversified Natural Resources, Precious Metals and Minerals – 8.7%
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	$6,000	$6,000	$6,000
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	8,000	8,000	8,000
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,300	3,300	3,300
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,000	3,000	3,000

		20,300	20,300

Total Secured Second Lien Debt		$20,300	$20,300

Preferred Equity—0.9%
Diversified/Conglomerate Manufacturing—0.0%
Edge Adhesives Holdings, Inc. (S)—Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified Natural Resources, Precious Metals and Minerals—0.7%
Lignetics, Inc.—Preferred Stock(E)(G)	68,880	1,321	1,562
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Preferred Stock(E)(G)	500,000	500	507

Total Preferred Equity		$7,287	$2,069

Common Equity—0.9%
Diversified Natural Resources, Precious Metals and Minerals —0.9%
Lignetics, Inc.—Common Stock(E)(G)	152,603	$1,855	$2,152
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
Canopy Safety Brands, LLC—Common Stock(E)(G)	500,000	—	—

Total Common Equity		$1,855	$2,152

Total Affiliate Investments		$38,322	$33,179

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O)—6.9%
Secured First Lien Debt—2.1%
Diversified/Conglomerate Manufacturing—1.5%
LWO Acquisitions Company LLC—Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$3,450
LWO Acquisitions Company LLC—Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	3,450
Printing and Publishing—0.6%
TNCP Intermediate HoldCo, LLC—Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,483	1,500

Total Secured First Lien Debt		$18,115	$4,950

Secured Second Lien Debt—3.5%
Automobile—3.5%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity—0.1%
Automobile—0.1%
Defiance Integrated Technologies, Inc.—Preferred Stock(E)(G)	6,043	$250	$254
Common Equity—1.2%
Automobile—0.0%
Defiance Integrated Technologies, Inc.—Common Stock(E)(G)	33,321	$580	$104
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Common Units(E)(G)	921,000	921	—
Machinery—1.0%
PIC 360, LLC—Common Equity Units(E)(G)	750	1	2,342
Printing and Publishing—0.2%
TNCP Intermediate HoldCo, LLC—Common Equity Units(E)(G)	790,000	500	459

Total Common Equity		$2,002	$2,905

Total Control Investments		$28,527	$16,174

TOTAL INVESTMENTS(Z)—192.7%		$494,647	$450,400

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $412.5 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2020, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.1% of total investments, at fair value, as of September 30, 2020.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.15% as of September 30, 2020. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).

(D)	Fair value was based on the indicative bid price on or near September 30, 2020, offered by the respective syndication agent’s trading desk.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.23% as of September 30, 2020.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of September 30, 2020.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2020.
(Z)

Cumulative gross unrealized depreciation for federal income tax purposes is $68.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $13.9 million. Cumulative net unrealized depreciation is $54.5 million, based on a tax cost of $504.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M)—138.7%
Secured First Lien Debt—65.6%
Aerospace and Defense—4.8%
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
Diversified/Conglomerate Service—28.4%
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt—1.6%
Healthcare, education, and childcare—1.6%
Edmentum Ultimate Holdings, LLC—Term Debt (10.0% PIK, Due 6/2020)(C)(F)	$3,993	$3,993	$3,933
Preferred Equity—3.3%
Automobile—0.0%
Meridian Rack & Pinion, Inc.(S)—Preferred Stock(E)(G)	1,449	$1,449	$—
Buildings and Real Estate—0.5%
GFRC 360, LLC—Preferred Stock(E)(G)	1,000	1,025	1,273
Diversified/Conglomerate Service—0.0%
Frontier Financial Group Inc.—Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc.—Preferred Stock Warrant(E)(G)	169	—	—

		500	—
Oil and Gas—2.1%
FES Resources Holdings LLC—Preferred Equity Units(E)(G)	6,350	6,350	3,236
Imperative Holdings Corporation—Preferred Equity Units(E)(G)	13,740	632	2,030

		6,982	5,266
Telecommunications—0.7%
B+T Group Acquisition, Inc.(S)—Preferred Stock(E)(G)	5,503	1,799	—
NetFortris Corp.—Preferred Stock(E)(G)	7,890,860	789	1,734

		2,588	1,734

Total Preferred Equity		$12,544	$8,273

Common Equity—8.6%
Aerospace and Defense—1.3%
Antenna Research Associates, Inc.—Common Equity Units(E)(G)	4,283	$4,283	$3,131
Automobile—0.5%
Sea Link International IRB, Inc.—Common Equity Units(E)(G)	823,333	824	1,152
Beverage, Food, and Tobacco—0.8%
The Mochi Ice Cream Company—Common Stock(E)(G)	450	450	1,365
Triple H Food Processors, LLC—Common Stock(E)(G)	250,000	250	650

		700	2,015
Buildings and Real Estate—0.0%
GFRC 360, LLC—Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation—0.9%
AG Transportation Holdings, LLC—Member Profit Participation(E)(G)	18.0%	1,000	1,511
AG Transportation Holdings, LLC—Profit Participation Warrants(E)(G)	12.0%	244	747

		1,244	2,258
Chemicals, Plastics, and Rubber—0.2%
Vertellus Holdings LLC—Common Stock Units(E)(G)	879,121	3,018	525
Healthcare, Education, and Childcare—1.8%
Edmentum Ultimate Holdings, LLC—Common Stock(E)(G)	21,429	2,636	—
GSM MidCo LLC—Common Stock(E)(G)	767	767	777
Leeds Novamark Capital I, L.P.—Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	2,152	4,060

		5,555	4,837
Machinery—0.5%
Arc Drilling Holdings LLC—Common Stock(E)(G)	15,000	1,500	415
Precision International, LLC—Membership Unit Warrant(E)(G)	33.3%	—	783

		1,500	1,198
Oil and Gas—0.1%
FES Resources Holdings LLC—Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC—Common Equity(E)(G)	435	499	160

		499	160

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2019

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.1%
Funko Acquisition Holdings, LLC(S)—Common Units(G)(T)	12,180	59	170
Telecommunications—0.0%
B+T Group Acquisition, Inc.(S)—Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp.—Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather—2.4%
Targus Cayman HoldCo, Ltd.—Common Stock(E)(G)	3,076,414	2,062	6,104

Total Common Equity		$19,745	$21,550

Total Non-Control/Non-Affiliate Investments		$361,272	$345,876

AFFILIATE INVESTMENTS(N)—14.2%
Secured First Lien Debt—3.2%
Diversified/Conglomerate Manufacturing—3.2%
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$6,200	$6,200	$6,045
Edge Adhesives Holdings, Inc. (S)—Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,960

		8,200	8,005

Total Secured First Lien Debt		$8,200	$8,005

Secured Second Lien Debt—10.0%
Diversified Natural Resources, Precious Metals and Minerals—8.5%
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	$6,000	$6,000	$5,940
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	8,000	8,000	7,920
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	3,300	3,300	3,267
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 11/2022)(C)	4,000	4,000	3,960

		21,300	21,087
Personal and Non-Durable Consumer Products (Manufacturing Only)—1.5%
Canopy Safety Brands, LLC—Term Debt (L + 10.5%, 12.5% Cash, Due 7/2022) (C)	3,750	3,750	3,759

Total Secured Second Lien Debt		$25,050	$24,846

Preferred Equity—0.6%
Diversified/Conglomerate Manufacturing—0.0%
Edge Adhesives Holdings, Inc. (S)—Preferred Stock(E)(G)	2,516	$2,516	$—
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Preferred Stock(E)(G)	40,000	800	947
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.3%
Canopy Safety Brands, LLC—Preferred Stock(E)(G)	500,000	500	634

Total Preferred Equity		$3,816	$1,581

Common Equity—0.4%
Diversified Natural Resources, Precious Metals and Minerals—0.3%
Lignetics, Inc.—Common Stock(E)(G)	152,603	$1,855	$805
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.1%
Canopy Safety Brands, LLC—Common Stock(E)(G)	500,000	—	184

Total Common Equity		$1,855	$989

Total Affiliate Investments		$38,921	$35,421

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

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $369.0 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2019, our investments in Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and XMedius Solutions Inc. (“XMedius”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 2.7% of total investments, at fair value, as of September 30, 2019.

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

SEPTEMBER 30, 2020

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 14 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We prepare our Consolidated Financial Statements and the accompanying notes in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and conform to Regulation S-X. Management believes it has made all necessary adjustments so that our accompanying Consolidated Financial Statements are presented fairly and that all such adjustments are of a normal recurring nature. Our accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Consolidation

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2020, loans to B+T Group Acquisition Inc. (“B+T”) were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 1.6% of the fair value of all debt investments in our portfolio. As of September 30, 2019, loans to Meridian Rack & Pinion Inc. and New Trident Holdcorp, Inc. were on non-accrual status with an aggregate debt cost basis of approximately $8.5 million, or 2.2% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $0.1 million, or 0.0% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2020 and 2019, we held five and ten OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.3 million, $0.1 million, and $0.2 million during the years ended September 30, 2020, 2019, and 2018, respectively. The unamortized balance of OID investments as of September 30, 2020 and 2019 totaled $0.6 million and $0.8 million, respectively. As of September 30, 2020 and 2019, we had seven and four investments which had a PIK interest component, respectively. We recorded PIK interest income of $2.6 million, $1.4 million, and $3.8 million during the years ended September 30, 2020, 2019, and 2018, respectively. We collected $0.1 million, $0, and $0.8 million of PIK interest in cash during the years ended September 30, 2020, 2019, and 2018, respectively.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2017 to 2019 remain subject to examination by the Internal Revenue Service (“IRS”).

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

•

Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are those in markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and

•

Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.

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

As of September 30, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2019, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2020 and 2019, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of September 30, 2020 and 2019, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Secured first lien debt	$213,468		$—	$—		$213,468
Secured second lien debt	196,986		—	—		196,986
Unsecured debt	4,299		—	—		4,299
Preferred equity	7,000		—	—		7,000
Common equity/equivalents	23,929	(A)	—	48	(B)	23,881

Total Investments as of September 30, 2020	$445,682		$—	$48		$445,634

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2019:
Secured first lien debt	$178,213		$—	$—		$178,213
Secured second lien debt	181,541		—	—		181,541
Unsecured debt	3,933		—	—		3,933
Preferred equity	9,854		—	—		9,854
Common equity/equivalents	25,274	(A)	—	170	(B)	25,104

Total Investments as of September 30, 2019	$398,815		$—	$170		$398,645

(A)	Excludes our investment in Leeds with a fair value of $4.7 million and $4.1 million as of September 30, 2020 and 2019, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2020 and 2019 by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2020		September 30, 2019
Non-Control/Non-Affiliate Investments
Secured first lien debt	$199,860		$163,490
Secured second lien debt	168,621		148,630
Unsecured debt	4,299		3,933
Preferred equity	4,677		8,273
Common equity/equivalents	18,824	(A)	17,320	(B)

Total Non-Control/Non-Affiliate Investments	$396,281		$341,646

Affiliate Investments
Secured first lien debt	$8,658		$8,005
Secured second lien debt	20,300		24,846
Preferred equity	2,069		1,581
Common equity/equivalents	2,152		989

Total Affiliate Investments	$33,179		$35,421

Control Investments
Secured first lien debt	$4,950		$6,718
Secured second lien debt	8,065		8,065
Preferred equity	254		—
Common equity/equivalents	2,905		6,795

Total Control Investments	$16,174		$21,578

Total Investments at Fair Value Using Level 3 Inputs	$445,634		$398,645

(A)

Excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2020 and 2019. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2020	September 30, 2019	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2020	September 30, 2019

Secured first lien debt(A)	$195,846	$171,383	Yield Analysis	Discount Rate	8.3%–24.6% / 13.4%	9.8%–18.0% / 12.4%
	17,622	6,830	TEV	EBITDA multiple	4.8x–4.8x /4.8x	6.5x – 6.5x /6.5x
				EBITDA	$6,492–$6,492/$6,492	$830–$830 / $830
				Revenue multiple	0.3x – 0.3x /0.3x	0.3x – 0.3x /0.3x
				Revenue	$7,451–$11,500/$11,165	$6,663–$18,978/$17,959
Secured second lien debt	163,141	136,115	Yield Analysis	Discount Rate	10.5%–25.1%/14.5%	11.5%–16.8%/12.6%
	24,681	37,361	Market Quote	IBP	77.7%–98.8% / 89.2%	94.0%–101.0% / 97.3%
	9,164	8,065	TEV	EBITDA multiple	5.3x – 9.0x /5.7x	5.4x – 6.5x /5.8x
				EBITDA	$3,020–$69,552/$10,999	$3,571–$37,311 / $15,498
Unsecured debt	4,282	3,933	Yield Analysis	Discount Rate	12.6%–12.6% / 12.6%	12.2%–12.2% / 12.2%
	17	—	TEV	Revenue multiple	0.3x – 1.4x / 1.0x	—
				Revenue	$883–$11,500 /$4,325	—
Preferred and common equity / equivalents(B)	30,881	34,958	TEV	EBITDA multiple	3.0x – 9.2x / 6.0x	3.3x – 8.9x / 6.4x
				EBITDA	$483 -$88,142 /$16,403	$715–$48,973 /$14,853
				Revenue multiple	0.3x – 1.4x / 0.8x	0.3x – 1.4x / 0.8x
				Revenue	$883 –$161,232/$48,273	$1,033–$61,584/$25,814

Total Level 3 Investments, at Fair Value	$445,634	$398,645

(A)	Fair value as of September 30, 2019 includes two proprietary debt investments totaling $15.5 million, which were valued using the expected payoff amount as the unobservable input.
(B)

Fair value as of September 30, 2020 excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Fair value as of September 30, 2019 excludes our investments in Leeds and Funko with fair values of $4.1 million and $0.2 million, respectively, as of September 30, 2019. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both September 30, 2020 and 2019.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or an (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase, respectively, in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2020 and 2019 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized gain (loss)(A)	(4,232)	(4,512)	—	(1,449)	2,533	(7,660)
Net unrealized appreciation (depreciation)(B)	(13,567)	(7,572)	(254)	(6,875)	427	(27,841)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,647	4,745	—	1,449	(2,550)	8,291
New investments, repayments and settlements:(C)
Issuances/originations	89,094	57,220	620	4,021	1,351	152,306
Settlements/repayments	(40,780)	(34,539)	—	—	—	(75,319)
Net proceeds from sales	93	103	—	—	(2,984)	(2,788)

Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2019	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2018	$199,625	$156,373	$3,655	$7,749	$18,661	$386,063
Total gains (losses):
Net realized gain (loss)(A)	(90)	(25,631)	—	(1,226)	10,847	(16,100)
Net unrealized appreciation (depreciation)(B)	(11,965)	(1,136)	(102)	(1,154)	11,691	(2,666)
Reversal of prior period net depreciation (appreciation) on realization(B)	246	19,009	—	(118)	(6,431)	12,706
New investments, repayments and settlements:(C)
Issuances/originations	86,933	51,240	380	5,536	4,729	148,818
Settlements/repayments	(66,626)	(46,961)	—	(2,191)	(2,963)	(118,741)
Net proceeds from sales	90	(3)	—	(528)	(10,994)	(11,435)
Transfers	(30,000)	28,650	—	1,786	(436)	—

Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.

(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of September 30, 2020 and 2019, we held 37 and 37 proprietary investments with an aggregate fair value of $411.5 million and $353.7 million, or 91.4% and 87.8% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2020:

•	In October 2019, we invested $14.0 million in Universal Survey Center, Inc. through secured first lien debt.

•	In December 2019, we invested $24.0 million in Café Zupas through secured first lien debt.

•

In January 2020, we invested an additional $5.5 million in Lignetics, Inc., an existing portfolio company, through a combination of secured second lien debt and preferred equity. In July 2020, we sold $6.0 million of our debt investment in Lignetics, Inc. at par.

•

In January 2020, we sold our investment in The Mochi Ice Cream Company (“Mochi”), which resulted in a realized gain of approximately $2.5 million. In connection with the sale, we received net cash proceeds of approximately $9.7 million, including the repayment of our debt investment of $6.8 million at par.

•	In January 2020, we exited our investment in Meridian Rack & Pinion, Inc. (“Meridian”), with a fair value of $0 as of December 31, 2019 and recorded a realized loss of $5.6 million.

•	In February 2020, we invested $19.0 million in American Trailer Rental Group LLC through a combination of secured second lien debt and common equity.

•	In March 2020, our investments in XMedius America, Inc. and XMedius Solutions Inc. paid off at par for combined net proceeds of $14.9 million.

•	In May 2020, we invested $30.0 million in Magpul Industries Corp. through secured second lien debt.

•	In May 2020, we invested $23.5 million in ALS Education, LLC through secured first lien debt.

•	In May 2020, we sold our investment in Travel Sentry, Inc. for net proceeds of $6.1 million, which resulted in a $0.1 million realized loss.

•	In May 2020, our debt investment in Canopy Safety Brands, LLC paid off at par for net proceeds of $3.8 million.

•	In July 2020, our investment in Universal Survey Center, Inc. paid off at par for net proceeds of $14.1 million. In conjunction with the payoff, we received a prepayment fee of $0.3 million.

•	In August 2020, we invested $20.7 million in Aerospace Engineering, LLC through secured first lien debt.

Syndicated Investments

As of September 30, 2020 and 2019, we held 11 and 16 syndicated investments with an aggregate fair value of $38.9 million and $49.2 million, or 8.6% and 12.2% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2020:

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

Investment Concentrations

As of September 30, 2020, our investment portfolio consisted of investments in 48 portfolio companies located in 25 states in 18 different industries, with an aggregate fair value of $450.4 million. The five largest investments at fair value as of September 30, 2020 totaled $130.3 million, or 28.9% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2019 totaling $135.5 million, or 33.6% of our total investment portfolio. As of September 30, 2020 and 2019, our average investment by obligor was $10.3 million and $8.1 million at cost, respectively.

The following table outlines our investments by security type as of September 30, 2020 and 2019:

	September 30, 2020				September 30, 2019
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$241,008	48.7%	$213,468	47.4%	$196,833	45.9%	$178,213	44.2%
Secured second lien debt	205,841	41.6	196,986	43.7	187,569	43.8	181,541	45.1
Unsecured debt	4,708	1.0	4,299	1.0	4,088	1.0	3,933	1.0

Total debt investments	451,557	91.3	414,753	92.1	388,490	90.7	363,687	90.3
Preferred equity	18,932	3.8	7,000	1.5	16,360	3.8	9,854	2.4
Common equity/equivalents	24,158	4.9	28,647	6.4	23,602	5.5	29,334	7.3

Total equity investments	43,090	8.7	35,647	7.9	39,962	9.3	39,188	9.7

Total Investments	$494,647	100.0%	$450,400	100.0%	$428,452	100.0%	$402,875	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$92,960	20.6%	$116,923	29.0%
Healthcare, Education, and Childcare	64,155	14.3	39,515	9.8
Diversified/Conglomerate Manufacturing	43,995	9.8	17,923	4.4
Aerospace and Defense	37,460	8.3	15,164	3.8
Cargo Transportation	34,542	7.7	15,225	3.8
Beverage, Food, and Tobacco	29,171	6.5	12,486	3.1
Telecommunications	27,994	6.2	46,111	11.4
Oil and Gas	24,725	5.5	35,051	8.7
Diversified Natural Resources, Precious Metals, and Minerals	24,014	5.3	22,839	5.7
Automobile	18,149	4.0	23,529	5.8
Chemicals, Plastics, and Rubber	13,715	3.0	11,448	2.8
Machinery	10,264	2.3	10,724	2.7
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,675	2.2	9,800	2.4
Hotels, Motels, Inns, and Gaming	8,052	1.8	7,209	1.8
Textiles and Leather	5,905	1.3	6,104	1.5
Buildings and Real Estate	3,110	0.7	3,410	0.9
Personal and Non-Durable Consumer Products	555	0.1	4,747	1.2
Other, < 2.0%	1,959	0.4	4,667	1.2

Total Investments	$450,400	100.0%	$402,875	100.0%

Our investments at fair value were included in the following U.S. geographic regions and Canada as of September 30, 2020 and 2019:

	September 30, 2020		September 30, 2019
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$214,808	47.7%	$171,985	42.7%
West	138,746	30.8	118,078	29.3
Midwest	56,106	12.5	56,149	13.9
Northeast	40,740	9.0	49,914	12.4
Canada	—	—	6,749	1.7

Total Investments	$450,400	100.0%	$402,875	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2020:

Year Ending September 30,	Amount
2021	$49,431
2022	93,477
2023	48,106
2024	55,874
2025	153,150
Thereafter	52,228

Total contractual repayments	$452,266
Adjustments to cost basis of debt investments	(709)
Investments in equity securities	43,090

Investments held as of September 30, 2020 at Cost:	$494,647

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2020 and 2019, we had gross receivables from portfolio companies of $0.4 million and $0.7 million, respectively. The allowance for uncollectible receivables was $11 thousand and $16 thousand as of September 30, 2020 and 2019, respectively.

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

Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2020	2019	2018
Average total assets subject to base management fee(A)	$432,457	$413,143	$401,886
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%

Base management fee(B)	7,568	7,230	7,033
Portfolio company fee credit	(1,589)	(1,474)	(1,020)
Syndicated loan fee credit	(406)	(424)	(364)

Net Base Management Fee	$5,573	$5,332	$5,649

Loan servicing fee(B)	$5,819	$5,072	$5,042
Credit to base management fee - loan servicing fee(B)	(5,819)	(5,072)	(5,042)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$5,251	$5,776	$5,348

Incentive fee credit	(3,038)	(1,488)	(1,697)

Net Incentive Fee	$2,213	$4,288	$3,651

Portfolio company fee credit	$(1,589)	$(1,474)	$(1,020)
Syndicated loan fee credit	(406)	(424)	(364)
Incentive fee credit	(3,038)	(1,488)	(1,697)

Credit to Fees from Adviser—Other(B)	$(5,033)	$(3,386)	$(3,081)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million for the years ended September 30, 2020, 2019, and 2018, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2020 and 2019.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2020, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2020.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2020, 2019, and 2018.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.9 million, $1.3 million, and $0.8 million during the years ended September 30, 2020, 2019, and 2018, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2020	September 30, 2019
Base management fee due to (from) Adviser	$95	$61
Loan servicing fee due to Adviser	355	305
Incentive fee due to (from) Adviser	1,236	1,086

Total fees due to (from) Adviser	1,686	1,452

Fee due to Administrator	329	366

Total Related Party Fees Due	$2,015	$1,818

In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2020 and 2019, totaled $31 thousand and $32 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $0 as of each of September 30, 2020 and 2019. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2020 and 2019.

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

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2020	2019
Commitment amount	$180,000	$190,000
Borrowings outstanding, at cost	128,000	66,900
Availability(A)	17,641	101,725

	Year Ended September 30,
	2020	2019	2018
Weighted average borrowings outstanding, at cost	$103,504	$71,526	$114,716
Weighted average interest rate(B)	4.3%	6.8%	5.1%
Commitment (unused) fees incurred	$541	$1,014	$338

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2020 and 2019.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include our mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $269.5 million as of September 30, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2020, and as defined in our Credit Facility, we had a net worth of $327.3 million, asset coverage on our “senior securities representing indebtedness” of 202.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of September 30, 2020. As of September 30, 2020, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.20% per annum, plus a 0.50% unused commitment fee. As of September 30, 2019, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.65% per annum, plus a 0.75% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of September 30, 2020 and 2019, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2020 and 2019, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2020 and 2019:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2020	2019

Credit Facility	$127,650	$67,067

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2020	2019
Fair value as of September 30, 2019 and 2018, respectively	$67,067	$110,000
Borrowings	204,500	170,700
Repayments	(143,400)	(213,800)
Net unrealized appreciation (depreciation) (A)	(517)	167

Fair Value as of September 30, 2020 and 2019, respectively	$127,650	$67,067

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2020 and 2019.

The fair value of the collateral under our Credit Facility totaled approximately $412.5 million and $369.0 million as of September 30, 2020 and 2019, respectively.

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

The fair value, based on the last quoted closing price, of the 2023 Notes as of September 30, 2020 and 2019 was $57.8 million and $60.1 million, respectively. The fair value, based on the last quoted closing price, of the 2024 Notes as of September 30, 2020 was $38.7 million. We consider the trading price of the 2024 Notes and 2023 Notes to be a Level 1 input within the ASC 820 hierarchy.

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

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2020, we had the ability to issue up to an additional $232.3 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the year ended September 30, 2020, we sold 1,220,927 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.55 per share and raised $11.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $11.4 million. As of September 30, 2020, we had a remaining capacity to sell up to an additional $21.1 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2020, 2019, and 2018:

	Year Ended September 30,
	2020	2019	2018
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(1,873)	$19,869	$18,648
Denominator for basic and diluted weighted average common shares	31,040,852	29,269,466	27,104,077

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(0.06)	$0.68	$0.69

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

We paid the following monthly distributions to common stockholders for the years ended September 30, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07
	January 14, 2020	January 24, 2020	January 31, 2020	0.07
	January 14, 2020	February 19, 2020	February 28, 2020	0.07
	January 14, 2020	March 20, 2020	March 31, 2020	0.07
	April 14, 2020	April 24, 2020	April 30, 2020	0.065
	April 14, 2020	May 19, 2020	May 29, 2020	0.065
	April 14, 2020	June 19, 2020	June 30, 2020	0.065
	July 14, 2020	July 24, 2020	July 31, 2020	0.065
	July 14, 2020	August 24, 2020	August 31, 2020	0.065
	July 14, 2020	September 23, 2020	September 30, 2020	0.065

		Year Ended September 30, 2020:		$0.81

2019	October 9, 2018	October 19, 2018	October 31, 2018	$0.07
	October 9, 2018	November 20, 2018	November 30, 2018	0.07
	October 9, 2018	December 20, 2018	December 31, 2018	0.07
	January 8, 2019	January 18, 2019	January 31, 2019	0.07
	January 8, 2019	February 20, 2019	February 28, 2019	0.07
	January 8, 2019	March 20, 2019	March 29, 2019	0.07
	April 9, 2019	April 22, 2019	April 30, 2019	0.07
	April 9, 2019	May 22, 2019	May 31, 2019	0.07
	April 9, 2019	June 19, 2019	June 28, 2019	0.07
	July 9, 2019	July 22, 2019	July 31, 2019	0.07
	July 9, 2019	August 20, 2019	August 30, 2019	0.07
	July 9, 2019	September 17, 2019	September 30, 2019	0.07

		Year Ended September 30, 2019:		$0.84

Aggregate distributions declared and paid to our common stockholders were approximately $25.2 million and $24.6 million for the years ended September 30, 2020 and 2019, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal years ended September 30, 2020 and 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.4 million and $0.7 million, respectively. For the fiscal year ended September 30, 2018, our current and accumulated earnings and profits (after taking into account our mandatorily redeemable preferred stock dividends), exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.3 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.

	Year Ended September 30,
	2020	2019
Common stock	$32	$30
Capital in excess of par value	367,125	358,113
Cumulative net unrealized depreciation of investments	(44,247)	(25,577)
Cumulative net unrealized appreciation of other	350	(167)
Capital loss carryforward	(72,370)	(57,077)
Post-October tax loss deferral	(6,819)	(16,011)
Other temporary differences	(10,328)	(9,981)

Net Assets	$233,743	$249,330

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2020, we had $72.4 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2020 and 2019, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2020	2019
Undistributed net investment income	$(175)	$355
Accumulated net realized losses	2,610	1,553
Capital in excess of par value	(2,435)	(1,908)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2020, 2019, and 2018.

In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2020, 2019, and 2018.

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2020 and 2019, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of September 30, 2020 and 2019.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2020 and 2019 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2020 and 2019, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2020	2019
Unused line of credit commitments(A)	$18,896	$12,360
Delayed draw term loans	8,030	10,000
Uncalled capital commitment	843	843

Total	$27,769	$23,203

(A)	There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment.

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2020	2019	2018	2017	2016
Per Common Share Data:
Net asset value at beginning of year (A)	$8.22	$8.32	$8.40	$8.62	$9.06
Income from operations(B)
Net investment income	0.81	0.84	0.85	0.84	0.84
Net realized and unrealized gain (loss) on investments	(0.84)	(0.15)	(0.16)	(0.12)	(0.35)
Net realized and unrealized gain (loss) on other	(0.03)	(0.01)	—	(0.05)	—

Total from operations	(0.06)	0.68	0.69	0.67	0.49

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.80)	(0.82)	(0.84)	(0.84)	(0.70)
Realized gains	—	—	—	—	(0.14)
Return of capital	(0.01)	(0.02)	—	—	—

Total distributions	(0.81)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Discounts, commissions, and offering costs	—	(0.01)	(0.01)	(0.04)	(0.05)
Repurchase of common stock	—	—	—	—	0.02
Net anti-dilutive (dilutive) effect of equity offering(D)	0.05	0.07	0.08	(0.02)	(0.05)

Total capital share transactions	0.05	0.06	0.07	(0.06)	(0.08)

Other, net(B)(E)	—	—	—	0.01	(0.01)

Net asset value at end of year(A)	$7.40	$8.22	$8.32	$8.40	$8.62

Per common share market value at beginning of year	$9.75	$9.50	$9.50	$8.13	$8.13
Per common share market value at end of year	7.41	9.75	9.50	9.50	8.13
Total return(F)	(15.75)%	12.55%	9.53%	27.90%	11.68%
Common stock outstanding at end of year(A)	31,566,850	30,345,923	28,501,980	26,160,684	23,344,422
Statement of Assets and Liabilities Data:
Net assets at end of year	$233,743	$249,330	$237,092	$219,650	$201,207
Average net assets(G)	235,266	239,851	234,092	215,421	193,228
Senior securities Data:
Borrowings under Credit Facility, at cost	$128,000	$66,900	$110,000	$93,000	$71,300
Mandatorily redeemable preferred stock	—	51,750	51,750	51,750	61,000
Notes Payable	96,313	57,500	—	—	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	9.69	10.61	9.61	8.26	10.16
Ratio of net investment income to average net assets(J)	10.70	10.25	9.86	9.95	10.08

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

During the fiscal years ended September 30, 2020, 2019, and 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal years ended September 30, 2017 and 2016, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.

(E)

Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.

(F)

Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital or any sales load paid by a stockholder. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.

(G)	Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(H)	Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing, and incentive fees.
(I)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.36%, 14.18%, 13.12%, 12.14%, and 13.40% for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016, respectively.

(J)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.11%, 6.74%, 6.41%, 6.13%, and 6.90% for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016, respectively.

NOTE 13. SELECTED QUARTERLY DATA (UNAUDITED)

	Year Ended September 30, 2020
	Quarter Ended December 31, 2019	Quarter Ended March 31, 2020	Quarter Ended June 30, 2020	Quarter Ended September 30, 2020
Total investment income	$12,159	$11,492	$11,729	$12,579
Net investment income	6,417	6,547	6,083	6,116
Net increase (decrease) in net assets resulting from operations	698	(27,775)	14,957	10,247
Net increase (decrease) in net assets resulting from operations per weighted average common share (basic and diluted)	$0.02	$(0.89)	$0.48	$0.33

	Year Ended September 30, 2019
	Quarter Ended December 31, 2018	Quarter Ended March 31, 2019	Quarter Ended June 30, 2019	Quarter Ended September 30, 2019
Total investment income	$11,909	$12,522	$12,886	$12,718
Net investment income	5,986	6,017	6,213	6,364
Net increase (decrease) in net assets resulting from operations	(3,708)	9,330	8,856	5,391
Net increase (decrease) in net assets resulting from operations per weighted average common share (basic and diluted)	$(0.13)	$0.33	$0.30	$0.18

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

We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the year ended September 30, 2020. We had certain unconsolidated subsidiaries which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2019 and 2018. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries as of September 30, 2020 and 2019 and for the years ended September 30, 2020, 2019, and 2018.

		As of September 30,			For the Year Ended September 30,
Portfolio Company	Balance Sheet	2020	2019	Income Statement	2020	2019	2018
Defiance Integrated Technologies, Inc.	Current assets	$9,720	$9,604	Net sales	$24,948	$30,613	$28,414
	Noncurrent assets	16,594	16,018	Gross profit	2,121	3,518	3,403
	Current liabilities	5,652	5,019	Net (loss) income	(1,136)	(309)	184
	Noncurrent liabilities	14,658	13,775
LWO Acquisitions Company LLC	Current assets	4,869	7,714	Net sales	15,374	19,060	22,368
	Noncurrent assets	9,766	10,804	Gross profit	2,690	2,214	3,060
	Current liabilities	2,922	5,569	Net (loss) income	(3,620)	(4,199)	(2,573)
	Noncurrent liabilities	21,523	16,498

NOTE 15. SUBSEQUENT EVENTS

Distributions

In October 2020, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 23, 2020	October 30, 2020	$0.065
November 20, 2020	November 30, 2020	0.065
December 23, 2020	December 31, 2020	0.065

Total for the Quarter		$0.195

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2020 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Not Applicable.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Election of Directors.”

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.gladstonecapital.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Executive Compensation” and “Director Compensation for Fiscal Year 2020.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2021 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1.	The following financial statements are filed herewith:

2.	The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2020 and 2019	143

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Exhibit A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

4.5*	Description of Securities.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Fifth Amended and Restated Credit Agreement, dated as of May 1, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, the Lenders and Managing Agents named therein, and Keybank National Association, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 5, 2015.

10.5	Amendment No. 1 to Fifth Amended and Restated Credit Agreement, dated as of October 9, 2015, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 8, 2016.

10.6	Amendment No. 2 to Fifth Amended and Restated Credit Agreement, dated as of August 18, 2016, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, Alostar Bank of Commerce, ING Capital LLC, Newbridge Bank, Santander Bank, N.A. and Talmer Bank and Trust, collectively as Lenders, incorporated by reference to Exhibit 99.2.K.8 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-208637), filed October 28, 2016.

10.7	Amendment No. 3 to Fifth Amended and Restated Credit Agreement, dated August 24, 2017, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, Keybank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed August 29, 2017.

10.8	Amendment No. 4 to Fifth Amended and Restated Credit Agreement, dated as of March 9, 2018, by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed March 12, 2018.

10.9	Joinder Agreement, dated as of June 19, 2015, by and among Gladstone Business Loan, LLC, Gladstone Management Corporation, Keybank National Association and Santander Bank, N.A., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.10	Assignment, Acceptance and Joinder, dated as of June 19, 2015, by and between Keybank National Association and Alostar Bank of Commerce, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.11	Assignment and Acceptance, dated as of June 19, 2015, by and between Keybank National Association and Newbridge Bank, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 814-00237), filed June 23, 2015.

10.12	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.13	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.14	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.15	Amendment No. 5 to Fifth Amended and Restated Credit Agreement, dated as of July 10, 2019 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2019.

10.16	Second Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 14, 2020, incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 4, 2020.

10.17	Amendment No. 6 to Fifth Amended and Restated Credit Agreement, dated as of April 29, 2020 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 4, 2020.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

99.1*	Report of Independent Registered Public Accounting Firm.

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 10, 2020	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 10, 2020	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 10, 2020	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 10, 2020	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 10, 2020	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 10, 2020	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 10, 2020	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 10, 2020	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 10, 2020	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 10, 2020	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2019	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2020
AFFILIATE INVESTMENTS—14.2%
Secured First Lien Debt—3.7%
Diversified/Conglomerate Manufacturing—3.7%
Edge Adhesives Holdings, Inc.—Line of Credit, $0 available (L + 8.0%, 10.0% Cash, Due 12/2020)	$680	$—	$48	$—	$1,200	$(520)	$(17)	$663
Edge Adhesives Holdings, Inc.—Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)	6,200	—	788	6,045	—	—	—	6,045
Edge Adhesives Holdings, Inc.—Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)	2,000	—	280	1,960	—	—	(10)	1,950

Total Secured First Lien Debt		$—	$1,116	$8,005	$1,200	$(520)	$(27)	$8,658

Secured Second Lien Debt—8.7%
Diversified Natural Resources, Precious Metals and Minerals—8.7%
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)	$6,000	$—	$732	$5,940	$—	$—	$60	$6,000
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)	8,000	—	976	7,920	—	—	80	8,000
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)	3,300	—	403	3,267	—	—	33	3,300
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)	3,000	—	466	3,960	—	(1,000)	40	3,000
Lignetics, Inc.—Term Debt (L + 9.0%, 12.0% Cash)(F)	—	(63)	300	—	5,000	(5,000)	—	—

		(63)	2,877	21,087	5,000	(6,000)	213	20,300

Personal and Non-Durable Consumer Products (Manufacturing Only)—0.0%
Canopy Safety Brands, LLC.—Term Debt(F)	—	—	303	3,759	—	(3,750)	(9)	—

Total Secured Second Lien Debt		$(63)	$3,180	$24,846	$5,000	$(9,750)	$204	$20,300

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2019	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2020
Preferred Equity—0.9%
Diversified/Conglomerate Manufacturing—0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	5,466	$—	$—	$—	$2,950	$—	$(2,950)	$—
Diversified Natural Resources, Precious Metals and—Minerals 0.7%
Lignetics, Inc.—Preferred Stock	68,880	—	—	947	521	—	94	1,562
Personal and Non-Durable Consumer Products (Manufacturing Only)— 0.2%
Canopy Safety Brands, LLC—Preferred Stock	500,000	—	—	634	—	—	(127)	507

Total Preferred Equity		$—	$—	$1,581	$3,471	$—	$(2,983)	$2,069

Common Equity—0.9%
Diversified Natural Resources, Precious Metals and Minerals— 0.9%
Lignetics, Inc.—Common Stock	152,603	$—	$—	$805	$—	$—	$1,347	$2,152
Personal and Non-Durable Consumer Products (Manufacturing Only)— 0.0%
Canopy Safety Brands, LLC—Common Stock	500,000	—	—	184	—	—	(184)	—

Total Common Equity		$—	$—	$989	$—	$—	$1,163	$2,152

TOTAL AFFILIATE INVESTMENTS		$(63)	$4,296	$35,421	$9,671	$(10,270)	$(1,643)	$33,179

CONTROL INVESTMENTS— 6.9%
Secured First Lien Debt— 2.1%
Diversified/Conglomerate Manufacturing—1.5%
LWO Acquisitions Company LLC—Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)	$6,000	$—	$610	$5,218	$—	$—	$(1,768)	$3,450
LWO Acquisitions Company LLC—Term Debt (Due 6/2021)(H)	10,632	—	—	—	—	—	—	—

		$—	$610	$5,218	$—	$—	$(1,768)	$3,450

Printing and Publishing—0.6%
TNCP Intermediate HoldCo, LLC—Line of Credit, $500 available (8.0% Cash, Due 9/2021)(J)	1,500	—	139	1,500	18	—	(18)	1,500

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2019	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2020
Total Secured First Lien Debt		$—	$749	$6,718	$18	$—	$(1,786)	$4,950

Secured Second Lien Debt—3.5%
Automobile—3.5%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 11.5% Cash, Due 8/2023)	$8,065	$—	$912	$8,065	$—	$—	$—	$8,065
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2023)(H)	$95	$—	$—	$—	$—	$—	$—	$—
Preferred Equity—0.1%
Automobile—0.1%
Defiance Integrated Technologies, Inc.—Preferred Stock	6,043	$—	$—	$—	$250	$—	$4	$254
Common Equity—1.2%
Automobile—0.0%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	$—	$—	$4,287	$—	$—	$(4,183)	$104
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Common Units	921,000	—	—	—	—	—	—	—
Machinery—1.0%
PIC 360, LLC—Common Equity Units	750	—	559	2,311	—	—	31	2,342
Printing and Publishing—0.2%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	197	—	—	262	459

Total Common Equity		$—	$559	$6,795	$—	$—	$(3,890)	$2,905

TOTAL CONTROL INVESTMENTS		$—	$2,220	$21,578	$268	$—	$(5,672)	$16,174

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted.
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

(F)	Investment was paid off at par during the year ended September 30, 2020.
(G)	Reserved.
(H)	Debt security does not have a stated interest rate that is payable thereon.
(I)	Interest rate percentages represent cash interest rates in effect at September 30, 2020, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 0.15% as of September 30, 2020. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.
(J)	Debt security has a fixed interest rate.
(K)

Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2020. Warrants are represented as a percentage of ownership, as applicable.

(L)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(M)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2020.
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