Form 10-Q
period 2020-12-31
GLADSTONE CAPITAL CORP
filed 2021-02-03
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 2, 2020 was 32,490,392.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	December 31,	September 30,
	2020	2020
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $411,458 and $427,798, respectively)	$392,594	$401,047
Affiliate investments (Cost of $48,322 and $38,322, respectively)	43,084	33,179
Control investments (Cost of $28,331 and $28,527, respectively)	16,681	16,174
Cash and cash equivalents	1,464	2,420
Restricted cash and cash equivalents	90	49
Interest receivable, net	2,129	3,001
Due from administrative agent	2,357	2,103
Deferred financing costs, net	360	372
Other assets, net	647	832

TOTAL ASSETS	$459,406	$459,177

LIABILITIES
Borrowings, at fair value (Cost of $16,300 and $128,000, respectively)	$16,270	$127,650
Notes payable, net of unamortized deferred financing costs of $4,527 and $2,428, respectively	191,786	93,885
Accounts payable and accrued expenses	600	377
Interest payable	1,336	1,181
Fees due to Adviser(A)	1,710	1,686
Fee due to Administrator(A)	434	329
Other liabilities	153	326

TOTAL LIABILITIES	$212,289	$225,434

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 32,490,392 and 31,566,850 shares issued and outstanding, respectively	$33	$32
Capital in excess of par value	374,296	367,125
Cumulative net unrealized depreciation of investments	(35,752)	(44,247)
Cumulative net unrealized appreciation of other	30	350
Over distributed net investment income	(59)	(39)
Accumulated net realized losses	(91,431)	(89,478)

Total distributable loss	(127,212)	(133,414)

TOTAL NET ASSETS	$247,117	$233,743

NET ASSET VALUE PER COMMON SHARE	$7.61	$7.40

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$10,222	$9,648
Affiliate investments	910	1,046
Control investments	415	422
Cash and cash equivalents	—	8

Total interest income (excluding PIK interest income)	11,547	11,124
PIK interest income
Non-Control/Non-Affiliate investments	535	332

Total PIK interest income	535	332
Total interest income	12,082	11,456
Dividend income
Non-Control/Non-Affiliate investments	366	164
Control investments	222	186

Total dividend income	588	350
Other income	212	353

Total investment income	12,882	12,159

EXPENSES
Base management fee(A)	2,002	1,852
Loan servicing fee(A)	1,348	1,403
Incentive fee(A)	1,367	1,394
Administration fee(A)	355	371
Interest expense on borrowings and notes payable	2,568	2,537
Dividends on mandatorily redeemable preferred stock	—	9
Amortization of deferred financing costs	418	361
Professional fees	218	185
Other general and administrative expenses	324	346

Expenses before credits from Adviser	8,600	8,458
Credit to base management fee - loan servicing fee(A)	(1,348)	(1,403)
Credit to fees from Adviser - other(A)	(650)	(1,313)

Total expenses, net of credits	6,602	5,742

NET INVESTMENT INCOME	6,280	6,417

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(2,143)	(4,434)
Control investments	(1)	—
Other	(8)	(1,407)

Total net realized gain (loss)	(2,152)	(5,841)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	7,887	2,742
Affiliate investments	(95)	(140)
Control investments	703	(2,463)
Other	(320)	(17)

Total net unrealized appreciation (depreciation)	8,175	122

Net realized and unrealized gain (loss)	6,023	(5,719)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,303	$698

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.21

Net increase (decrease) in net assets resulting from operations	$0.38	$0.02

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	32,097,542	30,513,530

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2020	2019
NET ASSETS, SEPTEMBER 30	$233,743	$249,330
OPERATIONS
Net investment income	6,280	6,417
Net realized gain (loss) on investments	(2,144)	(4,434)
Realized gain (loss) on other	(8)	(1,407)
Net unrealized appreciation (depreciation) of investments	8,495	139
Net unrealized depreciation (appreciation) of other	(320)	(17)

Net increase (decrease) in net assets resulting from operations	12,303	698

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.19 per share and $0.21 per share, respectively)(A)	(6,100)	(6,417)
Distributions to common stockholders from return of capital ($0.01 per share and $0.00 per share, respectively)(A)	(180)	—

Net decrease in net assets from distributions	(6,280)	(6,417)

CAPITAL TRANSACTIONS
Issuance of common stock	7,491	7,315
Discounts, commissions and offering costs for issuance of common stock	(140)	(137)

Net increase (decrease) in net assets resulting from capital transactions	7,351	7,178
NET INCREASE (DECREASE) IN NET ASSETS	13,374	1,459

NET ASSETS, DECEMBER 31	$247,117	$250,789

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Three Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$12,303	$698
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(29,098)	(42,535)
Principal repayments on investments	30,631	12,656
Net proceeds from sale of investments	3,511	(25)
Increase in investments due to PIK interest	(654)	(328)
Net change in premiums, discounts and amortization	2	(196)
Net realized loss (gain) on investments	2,144	4,434
Net realized loss (gain) on other	8	1,407
Net unrealized depreciation (appreciation) of investments	(8,495)	(139)
Net unrealized appreciation (depreciation) of other	320	17
Changes in assets and liabilities:
Amortization of deferred financing fees	418	361
Decrease (increase) in interest receivable, net	872	(279)
Decrease (increase) in funds due from administrative agent	(254)	(347)
Decrease (increase) in other assets, net	157	(123)
Increase (decrease) in accounts payable and accrued expenses	223	84
Increase (decrease) in interest payable	155	395
Increase (decrease) in fees due to Adviser(A)	24	(582)
Increase (decrease) in fees due to Administrator(A)	105	104
Increase (decrease) in other liabilities	(173)	85

Net cash provided by (used in) operating activities	12,199	(24,313)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	21,500	84,300
Repayments on line of credit	(133,200)	(60,400)
Redemption of preferred stock	—	(51,750)
Proceeds from issuance of long-term debt	100,000	38,813
Deferred financing fees	(2,513)	(1,383)
Proceeds from issuance of common stock	7,491	7,315
Discounts, commissions and offering costs for issuance of common stock	(112)	(112)
Distributions paid to common stockholders	(6,280)	(6,417)

Net cash provided by (used in) financing activities	(13,114)	10,366

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(915)	(13,947)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,469	15,748

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,554	$1,801

CASH PAID FOR INTEREST	$2,413	$2,142

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 158.9%
Secured First Lien Debt – 80.3%
Aerospace and Defense – 5.0%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$12,411	$12,411	$12,411

Beverage, Food, and Tobacco – 10.4%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,955
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	23,820

		25,970	25,775
Buildings and Real Estate – 0.7%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	700	700	690
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	1,000	1,000	985

		1,700	1,675
Diversified/Conglomerate Service – 23.7%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	6,001	6,001	4,802
ENET Holdings, LLC – Term Debt (10.2% Cash, Due 12/2022)(C)(F)	1,000	1,000	795
ENET Holdings, LLC – Term Debt (10.2% Cash, Due 4/2025)(C)(F)	29,000	29,000	23,055
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	808
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,625	19,625	19,134
Vision Government Solutions, Inc. – Line of Credit, $2,500 available (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	9,975	9,945	9,925

		66,400	58,519
Healthcare, Education, and Childcare – 27.5%
ALS Education, LLC – Line of Credit, $4,000 available (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	21,340	21,340	21,313
Effective School Solutions LLC – Line of Credit, $2,000 available (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	—	—	—
Effective School Solutions LLC – Term Debt (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	19,000	19,000	19,000
Effective School Solutions LLC – Delayed Draw Term Loan, $3,200 available (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	15,988	15,840
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	11,985	11,880

		68,313	68,033
Machinery – 2.5%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	121
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,916	5,916	5,741
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 8.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	280

		6,327	6,142
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 10.5%

B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	1,200	1,200	1,101
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,505
NetFortris Corp. – Term Debt (L + 9.0%, 9.5% Cash, Due 2/2021)(C)	23,302	23,302	19,224

		30,502	25,830

Total Secured First Lien Debt		$211,730	$198,385

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 67.2%
Automobile – 3.9%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$10,729	$10,729	$9,575

Beverage, Food, and Tobacco – 1.5%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,683	3,704	3,618

Cargo Transportation – 12.5%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2021)(C)	13,000	12,978	12,984

American Trailer Rental Group LLC – Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	17,910

		30,978	30,894

Chemicals, Plastics, and Rubber – 4.0%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 11.5%, 12.5% Cash, Due 5/2024)(C)	10,012	10,012	9,962

Diversified/Conglomerate Manufacturing – 13.1%
Magpul Industries Corp. – Term Debt (L + 10.5%, 11.5% Cash, Due 5/2026)(C)	28,000	28,000	28,210
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,783	4,150

		32,783	32,360

Diversified/Conglomerate Service – 13.1%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,955	2,700
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 8.4% Cash, Due 4/2026)(D)	5,000	4,793	4,962

Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,060	8,039
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,947	3,560

Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	13,033

		32,755	32,294

Healthcare, Education, and Childcare – 2.3%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)	3,000	2,970	2,850

Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(D)	3,000	2,950	2,850

		5,920	5,700

Home and Office Furnishings, Housewares and Durable Consumer Products – 3.9%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,750

Hotels, Motels, Inns, and Gaming – 3.3%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.0% Cash, 3.0% PIK, Due 6/2023)(C)	8,113	8,113	8,113

Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	1,000	1,000	970

Oil and Gas – 9.2%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	27,706	27,706	22,719

Total Secured Second Lien Debt		$173,700	$165,955

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$15

Preferred Equity – 2.0%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	111

Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	86

Buildings and Real Estate – 0.6%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,565

Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—

		500	—

Oil and Gas – 0.4%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,073

		6,982	1,073

Telecommunications – 0.9%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	2,162

		2,813	2,162

Total Preferred Equity		$11,493	$4,997

Common Equity – 9.4%
Aerospace and Defense – 1.9%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$4,632

Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	321

Beverage, Food, and Tobacco – 0.2%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	599

Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Cargo Transportation – 2.1%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	27.0%	1,350	3,518
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	5.0%	244	492
American Trailer Rental Group LLC – Common Stock(E)(G)	6,667	1,000	1,117

		2,594	5,127

Healthcare, Education, and Childcare – 2.1%
GSM MidCo LLC – Common Stock(E)(G)	767	767	676
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,499	4,409

		2,266	5,085

Machinery – 0.3%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	271
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	529

		1,500	800

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	280

		499	280
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	12,180	59	86

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 2.6%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	6,312

Total Common Equity		$14,337	$23,242

Total Non-Control/Non-Affiliate Investments		$411,458	$392,594

AFFILIATE INVESTMENTS(N) – 17.4%
Secured First Lien Debt – 6.7%
Diversified/Conglomerate Manufacturing – 3.5%
Edge Adhesives Holdings, Inc. (S) – Line of Credit, $0 available (L + 8.0%, 10.0% Cash, Due 9/2021)(C)	$680	$680	$661
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	6,030
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,945

		8,880	8,636

Diversified/Conglomerate Service – 3.2%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	8,000	8,000	8,000

		8,000	8,000

Total Secured First Lien Debt		$16,880	$16,636

Secured Second Lien Debt – 8.2%
Diversified Natural Resources, Precious Metals and Minerals – 8.2%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	$6,000	$6,000	$5,970
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	8,000	8,000	7,960
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,300	3,300	3,284
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,000	3,000	2,985

		20,300	20,199

Total Secured Second Lien Debt		$20,300	$20,199

Preferred Equity –1.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—

Diversified/Conglomerate Service– 0.8%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	2,000,000	2,000	$2,000

Diversified Natural Resources, Precious Metals and Minerals – 0.6%
Lignetics, Inc. – Preferred Stock(E)(G)	68,880	1,321	1,589

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	449

Total Preferred Equity		$9,287	$4,038

Common Equity – 0.9%
Diversified Natural Resources, Precious Metals and Minerals – 0.9%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$2,211

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	—

Total Common Equity		$1,855	$2,211

Total Affiliate Investments		$48,322	$43,084

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

DECEMBER 31, 2020

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 6.8%
Secured First Lien Debt – 2.0%
Diversified/Conglomerate Manufacturing – 1.5%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$3,600
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	3,600

Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Line of Credit, $700 available (8.0% Cash, Due 9/2021)(E)(F)	1,300	1,287	1,300

Total Secured First Lien Debt		$17,919	$4,900

Secured Second Lien Debt – 3.3%
Automobile– 3.3%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—

Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$201

Common Equity – 1.4%
Automobile– 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$—

Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—

Machinery – 1.2%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,860

Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	655

Total Common Equity		$2,002	$3,515

Total Control Investments		$28,331	$16,681

TOTAL INVESTMENTS – 183.1%		$488,111	$452,359

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $421.5 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2020, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.0% of total investments, at fair value, as of December 31, 2020.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.14% as of December 31, 2020. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)	Fair value was based on the indicative bid price on or near December 31, 2020, offered by the respective syndication agent’s trading desk.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.24% as of December 31, 2020.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of December 31, 2020.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2020.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 171.6%
Secured First Lien Debt – 85.5%
Aerospace and Defense – 14.3%
Aerospace Engineering, LLC – Line of Credit, $2,350 available (L + 7.3%, 8.3% Cash, Due 8/2025)(C)	$650	$650	$650
Aerospace Engineering, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 8/2025)(C)	20,000	20,000	20,000
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	12,672	12,672	12,672

		33,322	33,322

Beverage, Food, and Tobacco – 10.9%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,931
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	23,520

		25,970	25,451

Buildings and Real Estate – 0.7%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	700	700	681
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	1,000	1,000	973

		1,700	1,654
Diversified/Conglomerate Service – 24.9%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,971	5,971	4,523
ENET Holdings, LLC – Term Debt (10.2% Cash, Due 12/2022)(C)(F)	1,000	1,000	807
ENET Holdings, LLC – Term Debt (10.2% Cash, Due 4/2025)(C)(F)	29,000	29,000	23,417
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	790
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,625	19,625	18,693
Vision Government Solutions, Inc. – Line of Credit, $2,500 available (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	—	—	—
Vision Government Solutions, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 12/2022)(C)	10,100	10,066	10,036

		66,491	58,266
Healthcare, Education, and Childcare – 20.9%
ALS Education, LLC – Line of Credit, $4,000 available (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	21,670	21,670	21,562
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	15,986	15,640
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	11,983	11,730

		49,639	48,932
Machinery – 2.6%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2020)(C)	125	125	121
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,871	5,871	5,689
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 8.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	277

		6,282	6,087
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)	107	107	—

Telecommunications – 11.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	1,200	1,200	1,086
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,430

NetFortris Corp. – Term Debt (L + 9.0%, 9.5% Cash, Due 2/2021)(C)	23,302	23,302	19,632

		30,502	26,148

Total Secured First Lien Debt		$214,013	$199,860

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 72.2%
Automobile – 4.1%
Sea Link International IRB, Inc. – Term Debt (13.3% PIK, Due 3/2023)(C)(F)	$10,576	$10,576	$9,518

Beverage, Food, and Tobacco – 1.6%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,683	3,704	3,637

Cargo Transportation – 13.1%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2021)(C)	13,000	12,973	12,805
American Trailer Rental Group LLC – Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	17,820

		30,973	30,625

Chemicals, Plastics, and Rubber – 4.7%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 11.5%, 12.5% Cash, Due 5/2024)(C)	10,012	10,012	9,911
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.0% Cash, Due 7/2022)(C)	1,099	1,099	1,099

		11,111	11,010

Diversified/Conglomerate Manufacturing – 13.7%
Magpul Industries Corp. – Term Debt (L + 11.5%, 12.5% Cash, Due 5/2026)(C)	28,000	28,000	28,000
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,776	3,887

		32,776	31,887

Diversified/Conglomerate Service – 14.9%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,953	2,700
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 8.4% Cash, Due 4/2026)(D)	5,000	4,786	4,787

Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,906
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,945	3,300

Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	12,984

		35,784	34,677
Healthcare, Education, and Childcare – 2.3%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)	3,000	2,969	2,700

Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(D)	3,000	2,948	2,760

		5,917	5,460
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.1%

Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,675

Hotels, Motels, Inns, and Gaming – 3.4%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.0% Cash, 3.0% PIK, Due 6/2023)(C)	8,052	8,052	8,052

Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	1,000	1,000	910

Oil and Gas – 9.9%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	27,583	27,583	23,170

Total Secured Second Lien Debt		$177,476	$168,621

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 1.8%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$17

Healthcare, education, and childcare – 1.8%
Edmentum Ultimate Holdings, LLC – Term Debt (10.0% PIK, Due 12/2021)(C)(F)	4,415	4,415	4,282

Total Unsecured Debt		$4,613	$4,299

Preferred Equity – 2.0%
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	83

Buildings and Real Estate – 0.6%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,456

Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—

		500	—
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,292

		6,982	1,292
Telecommunications – 0.8%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	1,846

		2,813	1,846

Total Preferred Equity		$11,395	$4,677

Common Equity – 10.1%
Aerospace and Defense – 1.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$4,138

Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	208

Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	—

Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Cargo Transportation – 1.7%
AG Transportation Holdings, LLC – Member Profit Participation(E)(G)	27.0%	1,350	2,345
AG Transportation Holdings, LLC – Profit Participation Warrants(E)(G)	5.0%	244	563
American Trailer Rental Group LLC – Common Stock(E)(G)	6,667	1,000	1,009

		2,594	3,917
Chemicals, Plastics, and Rubber – 1.2%
Vertellus Holdings LLC – Common Stock Units((E)(G)	879,121	3,018	2,705

Healthcare, Education, and Childcare – 2.3%
Edmentum Ultimate Holdings, LLC – Common Stock(E)(G)	21,429	2,637	—
GSM MidCo LLC – Common Stock(E)(G)	767	767	763
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,808	4,718

		5,212	5,481
Machinery – 0.4%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	400
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	525

		1,500	925

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	263

		499	263
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	12,180	59	48

Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	—

Textiles and Leather – 2.5%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	5,905

Total Common Equity		$20,301	$23,590

Total Non-Control/Non-Affiliate Investments		$427,798	$401,047

AFFILIATE INVESTMENTS(N) – 14.2%
Secured First Lien Debt – 3.7%
Diversified/Conglomerate Manufacturing – 3.7%
Edge Adhesives Holdings, Inc. (S) – Line of Credit, $0 available (L + 8.0%, 10.0% Cash, Due 12/2020)(C)	$680	$680	$663

Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	6,045

Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,950

		8,880	8,658

Total Secured First Lien Debt		$8,880	$8,658

Secured Second Lien Debt – 8.7%
Diversified Natural Resources, Precious Metals and Minerals – 8.7%
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	$6,000	$6,000	$6,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	8,000	8,000	8,000
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,300	3,300	3,300
Lignetics, Inc. – Term Debt (L + 9.0%, 12.0% Cash, Due 5/2025)(C)	3,000	3,000	3,000

		20,300	20,300

Total Secured Second Lien Debt		$20,300	$20,300

Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—

Diversified Natural Resources, Precious Metals and Minerals – 0.7%
Lignetics, Inc. – Preferred Stock(E)(G)	68,880	1,321	1,562
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	507

Total Preferred Equity		$7,287	$2,069

Common Equity – 0.9%
Diversified Natural Resources, Precious Metals and Minerals – 0.9%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$2,152

Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	—

Total Common Equity		$1,855	$2,152

Total Affiliate Investments		$38,322	$33,179

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 6.9%
Secured First Lien Debt – 2.1%
Diversified/Conglomerate Manufacturing – 1.5%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$3,450
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	3,450
Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Line of Credit, $500 available (8.0% Cash, Due 9/2021)(E)(F)	1,500	1,483	1,500

Total Secured First Lien Debt		$18,115	$4,950

Secured Second Lien Debt – 3.5%
Automobile– 3.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065

Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—

Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$254

Common Equity – 1.2%
Automobile– 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$104

Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—

Machinery – 1.0%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	2,342

Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	459

Total Common Equity		$2,002	$2,905

Total Control Investments		$28,527	$16,174

TOTAL INVESTMENTS)(Z) – 192.7%		$494,647	$450,400

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $412.5 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940 as amended, (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2020, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.1% of total investments, at fair value, as of September 30, 2020.

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
(Z)

Cumulative gross unrealized depreciation for federal income tax purposes is $68.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $13.4 million. Cumulative net unrealized depreciation is $54.9 million, based on a tax cost of $504.9 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DECEMBER 31, 2020

(DOLLAR AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2020 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2021 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 10, 2020.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2020, loans to B+T Group Acquisition Inc. (“B+T”) were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.6 million, or 1.6% of the fair value of all debt investments in our portfolio. As of September 30, 2020, loans to B+T were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 1.6% of the fair value of all debt investments in our portfolio.

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

As of each of December 31, 2020 and September 30, 2020, we held five OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $21 thousand and $0.2 million during the three months ended December 31, 2020 and 2019, respectively. The unamortized balance of OID investments as of each of December 31, 2020 and September 30, 2020 totaled $0.6 million. As of December 31, 2020 and September 30, 2020, we had six and seven investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.5 million and $0.3 million during the three months ended December 31, 2020 and 2019, respectively. We collected $2.2 million and $0 in PIK interest in cash during the three months ended December 31, 2020 and 2019, respectively.

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

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended, our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. Refer to Note 4—Related Party Transactions for additional information regarding these related party fees and agreements.

Recent Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value” (“ASU 2018-13”), which modifies the disclosure requirements in ASC 820. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019, and we adopted ASU 2018-13 effective October 1, 2020. Our adoption of ASU 2018-13 did not have a material impact on our financial position, results of operations or cash flows.

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

As of each of December 31, 2020 and September 30, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2020 and 2019, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of December 31, 2020 and September 30, 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2020:
Secured first lien debt	$219,921		$—	$—		$219,921
Secured second lien debt	194,219		—	—		194,219
Unsecured debt	15		—	—		15
Preferred equity	9,236		—	—		9,236
Common equity/equivalents	24,559	(A)	—	86	(B)	24,473

Total Investments at December 31, 2020	$447,950		$—	$86		$447,864

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Secured first lien debt	$213,468		$—	$—		$213,468
Secured second lien debt	196,986		—	—		196,986
Unsecured debt	4,299		—	—		4,299
Preferred equity	7,000		—	—		7,000
Common equity/equivalents	23,929	(A)	—	48	(B)	23,881

Total Investments as of September 30, 2020	$445,682		$—	$48		$445,634

(A)	Excludes our investment in Leeds with a fair value of $4.4 million and $4.7 million as of December 31, 2020 and September 30, 2020, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2020 and September 30, 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2020		September 30, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$198,385		$199,860
Secured second lien debt	165,955		168,621
Unsecured debt	15		4,299
Preferred equity	4,997		4,677
Common equity/equivalents	18,747	(A)	18,824	(B)

Total Non-Control/Non-Affiliate Investments	$388,099		$396,281

Affiliate Investments
Secured first lien debt	$16,636		$8,658
Secured second lien debt	20,199		20,300
Preferred equity	4,038		2,069
Common equity/equivalents	2,211		2,152

Total Affiliate Investments	$43,084		$33,179

Control Investments
Secured first lien debt	$4,900		$4,950
Secured second lien debt	8,065		8,065
Preferred equity	201		254
Common equity/equivalents	3,515		2,905

Total Control Investments	$16,681		$16,174

Total Investments at Fair Value Using Level 3 Inputs	$447,864		$445,634

(A)

Excludes our investments in Leeds and Funko with fair values of $4.4 million and $0.1 million, respectively, as of December 31, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2020 and September 30, 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2020	September 30, 2020	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2020	September 30, 2020
Secured first lien debt	$202,610	$195,486	Yield Analysis	Discount Rate	8.8% - 25.4% / 13.3%	8.3% - 24.6% / 13.4%
	17,311	17,622	TEV	EBITDA multiple	5.2x – 5.2x / 5.2x	4.8x – 4.8x / 4.8x
				EBITDA	$6,301 - $6,301 / $6,301	$6,492 - $6,492 / $6,492
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.3x / 0.3x
				Revenue	$9,122 - $12,000 / $11,791	$7,451 - $11,500 / $11,165

Secured second lien debt	160,494	163,141	Yield Analysis	Discount Rate	10.4% - 28.3% / 15.1%	10.5% - 25.1% / 14.5%
	25,660	24,681	Market Quote	IBP	83.0% - 99.3% / 92.7%	77.7% - 98.8% / 89.2%
	8,065	9,164	TEV	EBITDA multiple	5.3x – 5.3x / 5.3x	5.3x – 9.0x / 5.7x
				EBITDA	$2,975 - $2,975 / $2,975	$3,020 - $69,552 / $10,999

Unsecured debt	—	4,282	Yield Analysis	Discount Rate	—	12.6% - 12.6% / 12.6%
	15	17	TEV	Revenue multiple	0.3x – 1.4x / 1.0x	0.3x – 1.4x / 1.0x
				Revenue	$947 - $12,000 / $4,531	$883 - $11,500 / $4,325

Preferred and common equity / equivalents(A)	33,709	30,881	TEV	EBITDA multiple	3.2x – 9.3x / 5.8x	3.0x – 9.2x / 6.0x
				EBITDA	$483 - $88,306 / $9,819	$483 - $88,142 / $16,403
				Revenue multiple	0.3x – 1.4x / 0.8x	0.3x – 1.4x / 0.8x
				Revenue	$947 - $141,040 / $44,403	$883 - $161,232 / $48,273

Total Level 3 Investments, at Fair Value	$447,864	$445,634

(A)

Fair value as of December 31, 2020 excludes our investments in Leeds and Funko with fair values of $4.4 million and $0.1 million, respectively. Fair value as of September 30, 2020 excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both December 31, 2020 and September 30, 2020.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields, discount rates, or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase, respectively, in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2020 and 2019 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured	Secured			Common
Three months ended December 31, 2020	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized loss(A)	—	—	—	—	(2,393)	(2,393)
Net unrealized appreciation (depreciation)(B)	932	1,009	(2)	138	3,297	5,374
Reversal of prior period net depreciation on realization(B)	—	—	133	—	2,950	3,083
New investments, repayments and settlements: (C)
Issuances/originations	27,204	337	113	2,098	—	29,752
Settlements/repayments	(1,683)	(24,113)	(4,528)	—	—	(30,324)
Sales	—	—	—	—	(3,262)	(3,262)
Transfers	(20,000)	20,000	—	—	—	—

Fair Value as of December 31, 2020	$219,921	$194,219	$15	$9,236	$24,473	$447,864

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Secured	Secured			Common
Three months ended December 31, 2019	First Lien Debt	Second Lien Debt	Unsecured Debt	Preferred Equity	Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized loss(A)	—	(4,409)	—	—	—	(4,409)
Net unrealized appreciation (depreciation)(B)	(537)	(132)	14	(680)	(2,921)	(4,256)
Reversal of prior period net depreciation on realization(B)	—	4,307	—	—	—	4,307
New investments, repayments and settlements: (C)
Issuances/originations	39,403	3,058	102	300	—	42,863
Settlements/repayments	(1,739)	(10,721)	—	—	—	(12,460)

Fair Value as of December 31, 2019	$215,340	$173,644	$4,049	$9,474	$22,183	$424,690

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of December 31, 2020 and September 30, 2020, we held 38 and 37 proprietary investments with an aggregate fair value of $420.1 million and $411.5 million, or 92.9% and 91.4% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2020:

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•	In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity.

•	In December 2020, our investment in Aerospace Engineering, LLC paid off at par for net proceeds of $20.2 million. In conjunction with the payoff, we received a prepayment fee of $0.2 million.

Syndicated Investments

As of December 31, 2020 and September 30, 2020, we held nine and 11 syndicated investments with an aggregate fair value of $32.3 million and $38.9 million, or 7.1% and 8.6% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the three months ended December 31, 2020:

•

In December 2020, our investment in Edmentum Ultimate Holdings, LLC was sold, which resulted in a realized loss of approximately $2.4 million on our equity investment. In connection with the sale, we received net cash proceeds of approximately $4.9 million, including the repayment of our debt investment of $4.6 million at par.

•

In December 2020, our investment in Vertellus Holdings LLC was sold, which resulted in a realized loss of approximately $41 thousand. In connection with the sale, we received net cash proceeds of approximately $4.1 million, including the repayment of our debt investment of $1.1 million at par.

Investment Concentrations

As of December 31, 2020, our investment portfolio consisted of investments in 47 portfolio companies located in 24 states in 18 different industries, with an aggregate fair value of $452.4 million. The five largest investments at fair value as of December 31, 2020 totaled $130.2 million, or 28.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2020 totaling $130.3 million, or 28.9% of our total investment portfolio. As of December 31, 2020 and September 30, 2020, our average investment by obligor was $10.4 million and $10.3 million at cost, respectively.

The following table outlines our investments by security type as of December 31, 2020 and September 30, 2020:

	December 31, 2020				September 30, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$246,529	50.5%	$219,921	48.6%	$241,008	48.7%	$213,468	47.4%
Secured second lien debt	202,065	41.4	194,219	42.9	205,841	41.6	196,986	43.7
Unsecured debt	293	0.1	15	0.0	4,708	1.0	4,299	1.0

Total debt investments	448,887	92.0	414,155	91.5	451,557	91.3	414,753	92.1

Preferred equity	21,030	4.3	9,236	2.1	18,932	3.8	7,000	1.5
Common equity/equivalents	18,194	3.7	28,968	6.4	24,158	4.9	28,647	6.4

Total equity investments	39,224	8.0	38,204	8.5	43,090	8.7	35,647	7.9

Total Investments	$488,111	100.0%	$452,359	100.0%	$494,647	100.0%	$450,400	100.0%

Our investments at fair value consisted of the following industry classifications as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$100,828	22.3%	$92,960	20.6%
Healthcare, Education, and Childcare	78,818	17.4	64,155	14.3
Diversified/Conglomerate Manufacturing	44,596	9.9	43,995	9.8
Cargo Transportation	36,021	8.0	34,542	7.7
Beverage, Food, and Tobacco	30,078	6.6	29,171	6.5
Telecommunications	27,992	6.2	27,994	6.2
Oil and Gas	24,072	5.3	24,725	5.5
Diversified Natural Resources, Precious Metals, and Minerals	23,999	5.3	24,014	5.3
Automobile	18,273	4.0	18,149	4.0
Aerospace and Defense	17,043	3.8	37,460	8.3
Machinery	10,772	2.4	10,264	2.3
Chemicals, Plastics, and Rubber	9,962	2.2	13,715	3.0
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,750	2.2	9,675	2.2
Hotels, Motels, Inns, and Gaming	8,113	1.8	8,052	1.8
Textiles and Leather	6,312	1.4	5,905	1.3
Buildings and Real Estate	3,240	0.7	3,110	0.7
Other, < 2.0%	2,490	0.5	2,514	0.5

Total Investments	$452,359	100.0%	$450,400	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of December 31, 2020 and September 30, 2020:

	December 31, 2020		September 30, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$225,199	49.8%	$214,808	47.7%
West	119,672	26.4	138,746	30.8
Northeast	57,336	12.7	40,740	9.0
Midwest	50,152	11.1	56,106	12.5

Total Investments	$452,359	100.0%	$450,400	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2020:

		Amount
For the remaining nine months ending September 30:	2021	$48,332
For the fiscal years ending September 30:	2022	88,085
	2023	48,440
	2024	44,834
	2025	132,500
	Thereafter	87,407

	Total contractual repayments	$449,598
	Adjustments to cost basis of debt investments	(711)
	Investments in equity securities	39,224

	Investments held as of December 31, 2020 at cost:	$488,111

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2020 and September 30, 2020, we had gross receivables from portfolio companies of $0.1 million and $0.4 million, respectively. The allowance for uncollectible receivables was $0 and $11 thousand as of December 31, 2020 and September 30, 2020, respectively.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2020	2019
Average total assets subject to base management fee(A)	$457,600	$423,314
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$2,002	$1,852
Portfolio company fee credit	(352)	(352)
Syndicated loan fee credit	(87)	(121)

Net Base Management Fee	$1,563	$1,379

Loan servicing fee(B)	1,348	1,403
Credit to base management fee - loan servicing fee(B)	(1,348)	(1,403)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,367	1,394
Incentive fee credit	(211)	(840)

Net Incentive Fee	$1,156	$554

Portfolio company fee credit	(352)	(352)
Syndicated loan fee credit	(87)	(121)
Incentive fee credit	(211)	(840)

Credits to Fees From Adviser - other(B)	$(650)	$(1,313)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $15 thousand for each of the three months ended December 31, 2020 and 2019, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three months ended December 31, 2020 and 2019.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2020, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2020.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2020 and 2019.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $0.3 million during the three months ended December 31, 2020 and 2019, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2020	September 30, 2020
Base management fee due to Adviser	$215	$95
Loan servicing fee due to Adviser	339	355
Incentive fee due to Adviser	1,156	1,236

Total fees due to Adviser	1,710	1,686

Fee due to Administrator	434	329

Total Related Party Fees Due	$2,144	$2,015

In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2020 and September 30, 2020, totaled $22 thousand and $31 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $40 thousand and $0 as of December 31, 2020 and September 30, 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2020 and September 30, 2020.

NOTE 5. BORROWINGS

Revolving Credit Facility

On December 9, 2020, we, through Business Loan, entered into Amendment No. 8 to our Credit Facility with KeyBank, which increased the commitment amount from $180 million to $205 million.

On November 2, 2020, we, through Business Loan, entered into Amendment No. 7 to our Credit Facility with KeyBank, which provided consent for relevant amendments to our credit agreements with certain of our portfolio companies.

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

The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2020	September 30, 2020
Commitment amount	$205,000	$180,000
Borrowings outstanding, at cost	16,300	128,000
Availability(A)	168,807	17,641

	For the Three Months Ended December 31,
	2020	2019
Weighted average borrowings outstanding, at cost	$105,074	$88,160
Weighted average interest rate(B)	3.6%	5.4%
Commitment (unused) fees incurred	$152	$190

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2020 and September 30, 2020.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $323.2 million as of December 31, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2020, and as defined in our Credit Facility, we had a net worth of $438.5 million, asset coverage on our “senior securities representing indebtedness” of 213.2%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2020. As of December 31, 2020, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.20% per annum, plus a 1.00% unused commitment fee. As of September 30, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.20% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2020 and September 30, 2020, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2020 and September 30, 2020, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2020 and 2019:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2020	September 30, 2020
Credit Facility	$16,270	$127,650

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Three Months Ended December 31,
	2020	2019
Fair value as of September 30, 2020 and 2019, respectively	$127,650	$67,067
Borrowings	21,500	84,300
Repayments	(133,200)	(60,400)
Net unrealized appreciation(A)	320	17

Fair Value as of December 31, 2020 and 2019, respectively	$16,270	$90,984

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2020 and 2019.

The fair value of the collateral under our Credit Facility totaled approximately $421.5 million and $412.5 million as of December 31, 2020 and September 30, 2020, respectively.

Notes Payable

In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $5.1 million per year) beginning July 31, 2021.

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2024 Notes are traded under the ticker symbol “GLADL” on the Nasdaq Global Select Market (“Nasdaq”). The 2024 Notes and will mature on November 1, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. The 2024 Notes bear interest at a rate of 5.375% per year, payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $2.1 million per year).

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. As of December 31, 2020, the 2023 Notes were traded under the ticker symbol GLADD on Nasdaq. On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The net redemption amount was $58.1 million inclusive of accrued interest through the date of redemption. The 2021 Notes would have otherwise matured on November 1, 2023.

The indenture relating to the 2026 Notes, the 2024 Notes and the 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2026 Notes, the 2024 Notes, and the 2023 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2026 Notes, 2024 Notes, and 2023 Notes are recorded at the principal amount, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

The fair value, based on the last quoted closing price, of the 2023 Notes as of December 31, 2020 and September 30, 2020 was $58.3 million and $57.8 million, respectively. The fair value, based on the last quoted closing price, of the 2024 Notes as of December 31, 2020 and September 30, 2020 was $40.0 million and $38.7 million, respectively. We consider the trading price of the 2024 Notes and 2023 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2026 Notes as of December 31, 2020 was $100.0 million. We consider the instrument to be Level 3 within the ASC 820 fair value hierarchy.

NOTE 6. MANDATORILY REDEEMABLE PREFERRED STOCK

In September 2017, we completed a public offering of approximately 2.1 million shares of our Series 2024 Term Preferred Stock at a public offering price of $25.00 per share. The shares of our Series 2024 Term Preferred Stock were traded under the ticker symbol “GLADN” on Nasdaq as of September 30, 2019.

On October 2, 2019, we voluntarily redeemed all 2,070,000 outstanding shares of our Series 2024 Term Preferred Stock at a redemption price of $25.00 per share, which represents the liquidation preference per share, plus accrued and unpaid dividends through October 1, 2019 in the amount of $0.004166 per share, for a total payment per share of $25.004166 and an aggregate redemption price of approximately $51.8 million. In connection with the voluntary redemption of our Series 2024 Term Preferred Stock, we incurred a loss on extinguishment of debt of $1.4 million, which has been reflected in Realized loss on other in our accompanying Consolidated Statement of Operations and which is primarily comprised of the unamortized deferred issuance costs at the time of redemption.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2020, we had the ability to issue up to an additional $124.8 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the three months ended December 31, 2020, we sold 923,542 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $8.11 per share and raised $7.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.4 million. As of December 31, 2020, we had a remaining capacity to sell up to an additional $13.6 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Numerator, basic and diluted net increase (decrease) in net assets resulting from operations	$12,303	$698
Denominator, basic and diluted weighted average common shares	32,097,542	30,513,530

Basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share	$0.38	$0.02

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

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 after the end of each calendar year. For the calendar year ended December 31, 2020, 97.3% of distributions to common stockholders were deemed to be paid from ordinary income and 2.7% of distributions to common stockholders were deemed to be a return of capital for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2019, 97.4% of distributions to common stockholders were deemed to be paid from ordinary income and 2.6% of distributions to common stockholders were deemed to be a return of capital for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2020 and 2019:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065

		Three Months Ended December 31, 2020:		$0.195

2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07

		Three Months Ended December 31, 2019:		$0.21

Aggregate distributions declared and paid to our common stockholders were approximately $6.3 million and $6.4 million for the three months ended December 31, 2020 and 2019, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2020, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.4 million.

For the three months ended December 31, 2020 and the fiscal year ended September 30, 2020, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2020	Year Ended September 30, 2020
Undistributed net investment income	$(20)	$(175)
Accumulated net realized losses	200	2,610
Capital in excess of par value	(180)	(2,435)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2020 and September 30, 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of December 31, 2020 and September 30, 2020.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2020 and September 30, 2020 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2020 and September 30, 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31,	September 30,
	2020	2020
Unused line of credit commitments	$21,746	$18,896
Delayed draw term loans	11,230	8,030
Uncalled capital commitment	843	843

Total	$33,819	$27,769

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2020	2019
Per Common Share Data(A):
Net asset value at beginning of period(A)	$7.40	$8.22

Income from operations(B)
Net investment income(B)	0.20	0.21
Net realized and unrealized gain (loss) on investments	0.19	(0.14)
Net realized and unrealized loss on other	(0.01)	(0.05)

Total from operations	0.38	0.02

Distributions to common stockholders from(B)(C)
Net investment income	(0.19)	(0.21)
Return of capital	(0.01)	—

Total distributions	(0.20)	(0.21)

Capital share transactions(B)
Net anti-dilutive effect of equity offering(D)	0.03	0.05

Total capital share transactions	0.03	0.05

Net asset value at end of period(A)	$7.61	$8.08

Per common share market value at beginning of period	$7.41	$9.75
Per common share market value at end of period	8.86	9.93
Total return(E)	22.46%	3.96%
Common stock outstanding at end of period(A)	32,490,392	31,050,954

Statement of Assets and Liabilities Data:
Net assets at end of period	$247,117	$250,789
Average net assets(F)	241,444	249,312
Senior securities Data:
Borrowings under Credit Facility, at cost	$16,300	$90,800
Notes Payable	196,313	96,313
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(G)(H)	10.94%	9.21%
Ratio of net investment income to average net assets(I)	10.40%	10.30%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three months ended December 31, 2020 and 2019, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.29% and 13.62% for the three months ended December 31, 2020 and 2019, respectively.

(I)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 7.12% and 5.96% for the three months ended December 31, 2020 and 2019, respectively.

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

We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three month period ended December 31, 2020. We had two unconsolidated subsidiaries, Defiance and PIC 360, LLC, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the three month period ended December 31, 2019. Accordingly, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries for the three months ended December 31, 2020 and 2019.

	Three Months Ended December 31,
Income Statement	2020	2019
Net sales	$9,100	$7,191
Gross profit	1,809	950
Net gain (loss)	462	(127)

NOTE 13. SUBSEQUENT EVENTS

Debt Redemption

On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The net redemption amount was $58.1 million inclusive of accrued interest through the date of redemption.

Distributions and Dividends

In January 2021, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 22, 2021	January 29, 2021	$0.065
February 17, 2021	February 26, 2021	0.065
March 18, 2021	March 31, 2021	0.065

	Total for the Quarter:	$0.195

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” section of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 10, 2020 and (13) the impact of COVID-19 on the economy, our portfolio companies and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties. Additionally, many of the risks and uncertainties listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $7 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2020, our investment portfolio was made up of approximately 92.0% debt investments and 8.0% equity investments, at cost.

We focus on investing in lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization of $3 million to $25 million) in the U.S. that meet certain criteria, including the following: the sustainability of the business’ free cash flow and its ability to grow it over time, adequate assets for loan collateral, experienced management teams with a significant ownership interest in the borrower, reasonable capitalization of the borrower, including an ample equity contribution or cushion based on prevailing enterprise valuation multiples and, to a lesser extent, the potential to realize appreciation and gain liquidity in our equity position, if any. We lend to borrowers that need funds for growth capital or to finance acquisitions or recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace.

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

During the three months ended December 31, 2020, we invested $29.0 million in two new portfolio companies and extended $0.1 million in investments to existing portfolio companies. In addition, during the three months ended December 31, 2020, we exited three portfolio companies through early payoffs. We received a total of $34.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the three months ended December 31, 2020. This activity resulted in a net decrease in our overall portfolio by one portfolio company (to 47) and a net decrease of $6.5 million in our portfolio at cost since September 30, 2020. From our initial public offering in August 2001 through December 31, 2020, we have made 557 different loans to, or investments in, 248 companies for a total of approximately $2.1 billion, before giving effect to principal repayments on investments and divestitures.

During the three months ended December 31, 2020, the following significant transactions occurred:

Proprietary Investments

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•	In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity.

•	In December 2020, our investment in Aerospace Engineering, LLC paid off at par for net proceeds of $20.2 million. In conjunction with the payoff, we received a prepayment fee of $0.2 million.

Syndicated Investments

•

In December 2020, our investment in Edmentum Ultimate Holdings, LLC was sold, which resulted in a realized loss of approximately $2.4 million on our equity investment. In connection with the sale, we received net cash proceeds of approximately $4.9 million, including the repayment of our debt investment of $4.6 million at par.

•

In December 2020, our investment in Vertellus Holdings LLC was sold, which resulted in a realized loss of approximately $41 thousand. In connection with the sale, we received net cash proceeds of approximately $4.1 million, including the repayment of our debt investment of $1.1 million at par.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to July 2021, and currently have a total commitment amount of $205.0 million. We sold 923,542 and 705,031 common shares under our at-the-market program during the three months ended December 31, 2020 and 2019, respectively. In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of our 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment and in November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we were able to access the capital markets historically and in recent years, market conditions, including the impact of COVID-19, may continue to affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity. When our common stock trades below net asset value (“NAV”) per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On December 31, 2020, the closing market price of our common stock was $8.86 per share, a 16.4% premium to our December 31, 2020 NAV per share of $7.61.

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

As of December 31, 2020, our asset coverage on our “senior securities representing indebtedness” was 213.2%.

Recent Developments

Debt Redemption

On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The net redemption amount was $58.1 million inclusive of accrued interest through the date of redemption.

Distributions

In January 2021, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 22, 2021	January 29, 2021	$0.065
February 17, 2021	February 26, 2021	0.065
March 18, 2021	March 31, 2021	0.065

Total for the Quarter:		$0.195

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out in June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. However, we expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken immediate actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments including paused or reversed reopening orders, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended December 31, 2020 to the Three Months Ended December 31, 2019

	Three Months Ended December 31,
	2020	2019	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,082	$11,456	$626	5.5%
Other income	800	703	97	13.8

Total investment income	12,882	12,159	723	5.9

EXPENSES
Base management fee	2,002	1,852	150	8.1
Loan servicing fee	1,348	1,403	(55)	(3.9)
Incentive fee	1,367	1,394	(27)	(1.9)
Administration fee	355	371	(16)	(4.3)
Interest expense on borrowings and notes payable	2,568	2,537	31	1.2
Dividend expense on mandatorily redeemable preferred stock	—	9	(9)	(100.0)
Amortization of deferred financing fees	418	361	57	15.8
Other expenses	542	531	11	2.1

Expenses, before credits from Adviser	8,600	8,458	142	1.7
Credit to base management fee – loan servicing fee	(1,348)	(1,403)	55	(3.9)
Credits to fees from Adviser - other	(650)	(1,313)	663	(50.5)

Total expenses, net of credits	6,602	5,742	860	15.0

NET INVESTMENT INCOME	6,280	6,417	(137)	(2.1)

NET REALIZED AND UNREALIZED (LOSS) GAIN
Net realized gain (loss) on investments	(2,144)	(4,434)	2,290	(51.6)
Net realized gain (loss) on other	(8)	(1,407)	1,399	(99.4)
Net unrealized appreciation (depreciation) of investments	8,495	139	8,356	NM
Net unrealized appreciation of other	(320)	(17)	(303)	NM

Net gain (loss) from investments and other	6,023	(5,719)	11,742	(205.3)

NET (DECREASE) INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$12,303	$698	$11,605	NM

NM = Not Meaningful

Investment Income

Interest income increased by 5.5% for the three months ended December 31, 2020, as compared to the prior year period. The increase was due primarily to an increase in the weighted average principal balance of our interest bearing portfolio, partially offset by a decrease in the weighted average yield on our interest bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2020, was $443.4 million, compared to $401.4 million for the three months ended December 31, 2019, an increase of $42.0 million, or 10.5%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.8% for the three months ended December 31, 2020, compared to 11.3% for the three months ended December 31, 2019, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods and competitive marketplace conditions.

As of December 31, 2020 and September 30, 2020, loans to one portfolio company, B+T Group Acquisition Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio.

Other income increased by 13.8% during the three months ended December 31, 2020, as compared to the prior year period, primarily due to an increase in dividend income period over period.

As of December 31, 2020 and September 30, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $0.9 million, or 15.0%, for the three months ended December 31, 2020 as compared to the prior year period. This increase was primarily due to a $0.7 million decrease in fee credits granted by the Adviser.

Total interest expense on borrowings and notes payable was relatively flat during the three months ended December 31, 2020, as compared to the prior year period; however, the components of our interest expense shifted, period over period. Interest expense on our notes payable increased by $0.3 million year over year with the issuance of the 2024 Notes in October 2019 and the 2026 Notes in December 2020. Interest expense on our Credit Facility decreased by $0.2 million driven primarily by a decrease in the effective interest rate, partially offset by an increase in the weighted average balance outstanding on our Credit Facility. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 3.6% during the three months ended December 31, 2020, compared to 5.4% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR as compared to the prior year period. The weighted average balance outstanding on our Credit Facility was $105.1 million during the three months ended December 31, 2020, as compared to $88.2 million in the prior year period, an increase of 19.2%.

The net base management fee earned by the Adviser increased by $0.2 million, or 13.3%, during the three months ended December 31, 2020, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits from the Adviser period over period.

The income-based incentive fee decreased slightly for the three months ended December 31, 2020, as compared to the prior year period, due to the increased hurdle rate as compared to the prior year period. The hurdle rate was 2.0% for the three months ended December 31, 2020, as compared to 1.75% for the three months ended December 31, 2019. During the three months ended December 31, 2020 and 2019, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.2 million and $0.8 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2020	2019
Average total assets subject to base management fee(A)	$457,600	$423,314
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$2,002	$1,852
Portfolio company fee credit	(352)	(352)
Syndicated loan fee credit	(87)	(121)

Net Base Management Fee	$1,563	$1,379

Loan servicing fee(B)	1,348	1,403
Credit to base management fee - loan servicing fee(B)	(1,348)	(1,403)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,367	1,394
Incentive fee credit	(211)	(840)

Net Incentive Fee	$1,156	$554

Portfolio company fee credit	(352)	(352)
Syndicated loan fee credit	(87)	(121)
Incentive fee credit	(211)	(840)

Credits to Fees From Adviser - other(B)	$(650)	$(1,313)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended December 31, 2020, we recorded a net realized loss on investments of $2.1 million, which resulted primarily from the loss recognized on our investment in Edmentum Ultimate Holdings, LLC.

For the three months ended December 31, 2019, we recorded a net realized loss on investments of $4.4 million, which resulted primarily from the loss recognized on our investment in New Trident Holdcorp, Inc.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended December 31, 2020, we recorded net unrealized appreciation of investments in the aggregate amount of $8.5 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2020, were as follows:

	Three Months Ended December 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
AG Transportation Holdings, LLC	$—	$1,276	$—	$1,276
Triple H Food Processors, LLC	—	602	—	602
PIC 360, LLC	—	518	—	518
Antenna Research Associates, Inc.	—	494	—	494
R2i Holdings, LLC	—	459	—	459
Edmentum Ultimate Holdings, LLC	(2,351)	—	2,770	419
Targus Cayman HoldCo, Ltd.	—	407	—	407
Café Zupas	—	324	—	324
Vertellus Holdings LLC	(41)	—	313	272
EL Academies, Inc.	—	259	—	259
Keystone Acquisition Corp.	—	258	—	258
Tailwind Smith Cooper Intermediate Corporation	—	256	—	256
DKI Ventures, LLC	—	249	—	249
Medical Solutions Holdings, Inc.	—	237	—	237
Magpul Industries Corp.	—	210	—	210
American Trailer Rental Group LLC	—	198	—	198
TNCP Intermediate HoldCo, LLC	—	192	—	192
Gray Matter Systems, LLC	—	173	—	173
Drive Chassis Holdco, LLC	—	168	—	168
LWO Acquisitions Company LLC	—	150	—	150
ENET Holdings, LLC	—	(374)	—	(374)
Imperative Holdings Corporation	—	(793)	—	(793)
Other, net (<$500)	248	149	—	397

Total:	$(2,144)	$5,412	$3,083	$6,351

The primary driver of net unrealized appreciation of $8.5 million for the three months ended December 31, 2020 was the reversal of previously recorded unrealized depreciation of Edmentum Ultimate Holdings, LLC and the improvement in the financial and operational performance of AG Transportation Holdings, LLC, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, including most notably, Imperative Holdings Corporation.

During the three months ended December 31, 2019, we recorded net unrealized appreciation of investments in the aggregate amount of $0.1 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2019, were as follows:

	Three Months Ended December 31, 2019
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
The Mochi Ice Cream Company	$—	$1,541	$—	$1,541
NetFortris Corp.	—	704	—	704
Vacation Rental Pros Property Management, LLC	—	319	—	319
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
Drive Chassis Holdco, LLC	—	(156)	—	(156)
Precision International, LLC	—	(248)	—	(248)
B+T Group Acquisition Inc.	—	(264)	—	(264)
Sea Link International IRB, Inc.	—	(317)	—	(317)
ENET Holdings, LLC	—	(362)	—	(362)
DKI Ventures, LLC	—	(430)	—	(430)
R2i Holdings, LLC	—	(442)	—	(442)
Triple H Food Processors, LLC	—	(464)	—	(464)
FES Resources Holdings LLC	—	(635)	—	(635)
Targus Cayman HoldCo, Ltd.	—	(671)	—	(671)
Defiance Integrated Technologies, Inc.	—	(2,724)	—	(2,724)
Other, net (<$500)	(25)	(19)	(102)	(146)

Total:	$(4,434)	$(4,168)	$4,307	$(4,295)

The primary driver of net unrealized appreciation of $0.1 million for the three months ended December 31, 2019 was the reversal of previously recorded unrealized depreciation of New Trident Holdcorp, Inc. and the improvement in the financial and operational performance of The Mochi Ice Cream Company, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, including most notably, Defiance Integrated Technologies, Inc.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.4 million during the three months ended December 31, 2019, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our Series 2024 Term Preferred Stock in October 2019. No such amounts were recorded during the three months ended December 31, 2020.

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended December 31, 2020, we recorded $0.3 million of unrealized appreciation related to a change in the fair value of our Credit Facility. During the three months ended December 31, 2019, we recorded $17 thousand of unrealized appreciation related to a change in the fair value of our Credit Facility.

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

Net cash provided by operating activities for the three months ended December 31, 2020 was $12.2 million, as compared to net cash used in operating activities of $24.3 million for the three months ended December 31, 2019. The change was primarily due to a decrease in purchases of investments and an increase in principal repayments, partially offset by an increase in net realized appreciation of investments period over period. Purchases of investments were $29.1 million during the three months ended December 31, 2020, compared to $42.5 million during the three months ended December 31, 2019. Repayments and net proceeds from sales were $34.1 million during the three months ended December 31, 2020, compared to $12.6 million during the three months ended December 31, 2019.

As of December 31, 2020, we had loans to, syndicated participations in or equity investments in 47 companies, with an aggregate cost basis of approximately $488.1 million. As of September 30, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $494.6 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Beginning investment portfolio, at fair value	$450,400	$402,875
New investments	29,000	38,000
Disbursements to existing portfolio companies	98	4,535
Scheduled principal repayments on investments	(619)	(1,963)
Unscheduled principal repayments on investments	(30,012)	(10,693)
Net proceeds from sale of investments	(3,511)	25
Net unrealized appreciation (depreciation) of investments	5,412	(4,168)
Reversal of prior period depreciation (appreciation) of investments on realization	3,083	4,307
Net realized gain (loss) on investments	(2,144)	(4,434)
Increase in investments due to PIK(A)	654	328
Net change in premiums, discounts and amortization	(2)	196

Investment Portfolio, at Fair Value	$452,359	$429,008

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2020:

		Amount
For the remaining nine months ending September 30:	2021	$48,332
For the fiscal years ending September 30:	2022	88,085
	2023	48,440
	2024	44,834
	2025	132,500
	Thereafter	87,407

	Total contractual repayments	$449,598
	Adjustments to cost basis of debt investments	(711)
	Investments in equity securities	39,224

	Investments held as of December 31, 2020 at cost:	$488,111

Financing Activities

Net cash used in financing activities for the three months ended December 31, 2020 was $13.1 million, which consisted primarily of $111.7 million in net repayments on our Credit Facility, partially offset by $100.0 million in gross proceeds from the issuance of long term debt.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.065 and $0.07 per common share for each month for the three months ended December 31, 2020 and 2019, respectively. These distributions totaled an aggregate of $6.3 million and $6.4 million for the three months ended December 31, 2020 and 2019, respectively. In January 2021, our Board of Directors declared a monthly distribution of $0.065 per common share for each of January, February, and March 2021. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2021. From inception through December 31, 2020, we have paid 215 monthly or quarterly consecutive distributions to common stockholders totaling approximately $376.6 million or $20.45 per share.

For the fiscal year ended September 30, 2020, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.4 million.

The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2021 will be determined at fiscal year end, based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2020, we had the ability to issue up to an additional $124.8 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the three months ended December 31, 2020, we sold 923,542 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $8.11 per share and raised $7.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.4 million. As of December 31, 2020, we had a remaining capacity to sell up to an additional $13.6 million of our common stock under the Jefferies Sales Agreement.

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

On December 31, 2020, the closing market price of our common stock was $8.86 per share, a 16.4% premium to our December 31, 2020 NAV per share of $7.61.

Revolving Credit Facility

On December 9, 2020, we, through Business Loan, entered into Amendment No. 8 to our Credit Facility with KeyBank, which increased the commitment amount from $180 million to $205 million. All principal and interest will continue to be due and payable on April 15, 2022.

On November 2, 2020, we, through Business Loan, entered into Amendment No. 7 to our Credit Facility with KeyBank, which provided consent for relevant amendments to our credit agreements with certain of our portfolio companies.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $323.2 million as of December 31, 2020, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of December 31, 2020, and as defined in our Credit Facility, we had a net worth of $438.5 million, asset coverage on our “senior securities representing indebtedness” of 213.2% and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2020. As of December 31, 2020, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

Notes Payable

In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million, after deducting underwriting discounts, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $5.1 million per year) beginning July 31, 2021.

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2024 Notes are traded under the ticker symbol “GLADL” on the Nasdaq Global Select Market (“Nasdaq”). The 2024 Notes will mature on November 1, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. The 2024 Notes bear interest at a rate of 5.375% per year, payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $2.1 million per year).

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. As of December 31, 2020, the 2023 Notes were traded under the ticker symbol GLADD on Nasdaq. On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The net redemption amount was $58.1 million, inclusive of accrued interest through the date of redemption. The notes would have otherwise matured on November 1, 2023.

The indenture relating to the 2026 Notes, 2024 Notes, and 2023 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2026 Notes, 2024 Notes and 2023 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2026 Notes, 2024 Notes, and 2023 Notes are recorded at the principal amount, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of December 31, 2020 and September 30, 2020, we had off-balance sheet success fee receivables on our accruing debt investments of $11.0 million and $9.9 million (or approximately $0.34 per common share and $0.31 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2020 and September 30, 2020 to be immaterial.

The following table shows our contractual obligations as of December 31, 2020, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$16,300	$—	$—	$16,300
Notes Payable	—	57,500	38,813	100,000	196,313
Interest expense on debt obligations(C)	13,146	24,080	12,804	427	50,457

Total	$13,146	$97,880	$51,617	$100,427	$263,070

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $33.8 million, at cost, as of December 31, 2020.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2026 Notes, 2024 Notes, and 2023 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2020.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2020 and September 30, 2020, representing approximately 93.8% and 92.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2020	As of September 30, 2020
Highest	10.0	10.0
Average	6.4	6.3
Weighted Average	6.7	6.5
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2020 and September 30, 2020, representing approximately 5.5% and 5.4%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2020	As of September 30, 2020
Highest	5.0	5.0
Average	4.6	4.7
Weighted Average	4.6	4.7
Lowest	3.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2020 and September 30, 2020, representing approximately 0.7% and 1.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of December 31,	As of September 30,
Rating	2020	2020
Highest	5.0	6.0
Average	5.0	5.0
Weighted Average	5.0	4.6
Lowest	5.0	4.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of December 31, 2020, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	79.6%
Fixed rates	20.4

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2020 from that disclosed in our Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2020 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 10, 2020. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	First Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.4	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

4.5	Third Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of December 15, 2020, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed December 15, 2020.

10.1	Amendment No. 7 to Fifth Amended and Restated Credit Agreement, dated as of November 2, 2020 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

10.2	Amendment No. 8 to Fifth Amended and Restated Credit Agreement, dated as of December 9, 2020 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

Date: February 3, 2021