Form 10-Q
period 2021-03-31
GLADSTONE CAPITAL CORP
filed 2021-05-04
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 3, 2021 was 33,649,119.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	March 31, 2021	September 30, 2020
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $435,844 and $427,798, respectively)	$430,943	$401,047
Affiliate investments (Cost of $48,322 and $38,322, respectively)	43,808	33,179
Control investments (Cost of $28,344 and $28,527, respectively)	18,016	16,174
Cash and cash equivalents	4,953	2,420
Restricted cash and cash equivalents	121	49
Interest receivable, net	2,581	3,001
Due from administrative agent	2,686	2,103
Deferred financing costs, net	262	372
Other assets, net	849	832

TOTAL ASSETS	$504,219	$459,177

LIABILITIES
Borrowings, at fair value (Cost of $41,200 and $128,000, respectively)	$41,190	$127,650
Notes payable, net of unamortized deferred financing costs of $2,476 and $2,428, respectively	186,337	93,885
Accounts payable and accrued expenses	810	377
Interest payable	2,159	1,181
Fees due to Adviser(A)	1,542	1,686
Fee due to Administrator(A)	496	329
Other liabilities	797	326

TOTAL LIABILITIES	$233,331	$225,434

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 33,396,426 and 31,566,850 shares issued and outstanding, respectively	$33	$32
Capital in excess of par value	382,480	367,125
Cumulative net unrealized depreciation of investments	(19,743)	(44,247)
Cumulative net unrealized appreciation of other	10	350
Over distributed net investment income	(74)	(39)
Accumulated net realized losses	(91,818)	(89,478)

Total distributable loss	(111,625)	(133,414)

TOTAL NET ASSETS	$270,888	$233,743

NET ASSET VALUE PER COMMON SHARE	$8.11	$7.40

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$9,967	$9,023	$20,189	$18,671
Affiliate investments	1,064	1,146	1,974	2,192
Control investments	410	413	825	835
Cash and cash equivalents	—	8	—	16

Total interest income (excluding PIK interest income)	11,441	10,590	22,988	21,714
PIK interest income
Non-Control/Non-Affiliate investments	445	412	980	744

Total PIK interest income	445	412	980	744
Total interest income	11,886	11,002	23,968	22,458
Success fee income
Non-Control/Non-Affiliate investments	—	350	—	350

Total success fee income	—	350	—	350
Dividend income
Non-Control/Non-Affiliate investments	209	2	575	166
Control investments	30	24	252	210

Total dividend income	239	26	827	376
Prepayment fee income
Non-Control/Non-Affiliate investments	700	—	900	90

Total prepayment fee income	700	—	900	90

Other income	60	114	72	377

Total investment income	12,885	11,492	25,767	23,651

EXPENSES
Base management fee(A)	2,095	1,840	4,097	3,692
Loan servicing fee(A)	1,396	1,443	2,744	2,846
Incentive fee(A)	1,381	1,227	2,748	2,621
Administration fee(A)	332	358	687	729
Interest expense on borrowings and notes payable	2,822	2,582	5,390	5,119
Amortization of deferred financing costs	338	363	756	724
Professional fees	160	267	378	452
Other general and administrative expenses	238	313	562	668

Expenses, before credits from Adviser	8,762	8,393	17,362	16,851
Credit to base management fee - loan servicing fee(A)	(1,396)	(1,443)	(2,744)	(2,846)
Credits to fees from Adviser - other(A)	(880)	(2,005)	(1,530)	(3,318)

Total expenses, net of credits	6,486	4,945	13,088	10,687

NET INVESTMENT INCOME	6,399	6,547	12,679	12,964

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	63	(3,070)	(2,080)	(7,504)
Control investments	—	—	(1)	—
Other	(1,152)	—	(1,160)	(1,407)

Total net realized gain (loss)	(1,089)	(3,070)	(3,241)	(8,911)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	13,963	(25,988)	21,850	(23,246)
Affiliate investments	724	(4,265)	629	(4,405)
Control investments	1,322	(1,183)	2,025	(3,646)
Other	(20)	184	(340)	167

Total net unrealized appreciation (depreciation)	15,989	(31,252)	24,164	(31,130)

Net realized and unrealized gain (loss)	14,900	(34,322)	20,923	(40,041)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,299	$(27,775)	$33,602	$(27,077)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.21	$0.39	$0.42

Net increase (decrease) in net assets resulting from operations	$0.65	$(0.89)	$1.03	$(0.87)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	32,765,980	31,145,484	32,428,089	30,827,780

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
NET ASSETS, SEPTEMBER 30	$233,743	$249,330
OPERATIONS
Net investment income	6,280	6,417
Net realized gain (loss) on investments	(2,144)	(4,434)
Realized gain (loss) on other	(8)	(1,407)
Net unrealized appreciation (depreciation) of investments	8,495	139
Net unrealized depreciation (appreciation) of other	(320)	(17)

Net increase (decrease) in net assets resulting from operations	12,303	698

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.19 per share and $0.21 per share, respectively)(A)	(6,100)	(6,417)
Distributions to common stockholders from return of capital ($0.01 per share and $0.00 per share, respectively)(A)	(180)	—

Net decrease in net assets from distributions	(6,280)	(6,417)

CAPITAL TRANSACTIONS
Issuance of common stock	7,491	7,315
Discounts, commissions and offering costs for issuance of common stock	(140)	(137)

Net increase (decrease) in net assets resulting from capital transactions	7,351	7,178
NET INCREASE (DECREASE) IN NET ASSETS	13,374	1,459

NET ASSETS, DECEMBER 31	$247,117	$250,789

OPERATIONS
Net investment income	6,399	6,547
Net realized gain (loss) on investments	63	(3,070)
Realized gain (loss) on other	(1,152)	—
Net unrealized appreciation (depreciation) of investments	16,009	(31,436)
Net unrealized depreciation (appreciation) of other	(20)	184

Net increase (decrease) in net assets resulting from operations	21,299	(27,775)

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.18 per share and $0.21 per share, respectively)(A)	(5,714)	(6,547)
Distributions to common stockholders from return of capital ($0.02 per share and $0.00 per share, respectively)(A)	(685)	—

Net decrease in net assets from distributions	(6,399)	(6,547)

CAPITAL TRANSACTIONS
Issuance of common stock	9,037	1,482
Discounts, commissions and offering costs for issuance of common stock	(166)	(26)

Net increase (decrease) in net assets resulting from capital transactions	8,871	1,456
NET INCREASE (DECREASE) IN NET ASSETS	23,771	(32,866)

NET ASSETS, MARCH 31	$270,888	$217,923

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Six Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$33,602	$(27,077)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(101,098)	(72,327)
Principal repayments on investments	78,456	36,103
Net proceeds from sale of investments	3,690	2,933
Increase in investments due to PIK interest	(1,081)	(711)
Net change in premiums, discounts and amortization	181	(251)
Net realized loss (gain) on investments	2,081	7,515
Net realized loss (gain) on other	1,160	1,407
Net unrealized depreciation (appreciation) of investments	(24,504)	31,297
Net unrealized appreciation (depreciation) of other	340	(167)
Changes in assets and liabilities:
Amortization of deferred financing fees	756	724
Decrease (increase) in interest receivable, net	420	(819)
Decrease (increase) in funds due from administrative agent	(583)	1,878
Decrease (increase) in other assets, net	(76)	(76)
Increase (decrease) in accounts payable and accrued expenses	433	(165)
Increase (decrease) in interest payable	978	360
Increase (decrease) in fees due to Adviser(A)	(144)	(1,473)
Increase (decrease) in fee due to Administrator(A)	167	185
Increase (decrease) in other liabilities	471	46

Net cash provided by (used in) operating activities	(4,751)	(20,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	157,600	117,200
Repayments on line of credit	(244,400)	(92,000)
Redemption of preferred stock	—	(51,750)
Proceeds from issuance of long term debt	150,000	38,813
Redemption of long term debt	(57,500)	—
Financing fees	(1,946)	(1,461)
Proceeds from issuance of common stock	16,528	8,797
Discounts, commissions and offering costs for issuance of common stock	(247)	(132)
Distributions paid to common stockholders	(12,679)	(12,964)

Net cash provided by (used in) financing activities	7,356	6,503

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	2,605	(14,115)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,469	15,748

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$5,074	$1,633

CASH PAID FOR INTEREST	$4,412	$4,759

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 159.1%
Secured First Lien Debt – 93.1%
Aerospace and Defense – 20.6%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,846	$11,846	$11,846
Ohio Armor Holdings, LLC – Line of Credit, $5,000 available (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	—	—	—
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	23,500	23,500	23,500
SpaceCo Holdings, LLC – Line of Credit, $1,500 available (L + 6.5%, 7.5% Cash, Due 12/2025)(C)	500	500	500
SpaceCo Holdings, LLC – Term Debt (L + 6.5%, 7.5% Cash, Due 12/2025)(C)	19,875	19,673	19,875

		55,519	55,721
Beverage, Food, and Tobacco – 9.6%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,965
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	23,940

		25,970	25,905
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	700	700	691
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	1,000	1,000	988

		1,700	1,679
Diversified/Conglomerate Service – 25.0%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,681	5,662	4,829
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000	1,000	770
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000	29,000	22,330
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	20,000	20,000	20,000
MCG Energy Solutions, LLC – Delayed Draw Term Loan, $3,000 available (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	—	—	—
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	806
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,500	19,500	18,964

		75,991	67,699
Healthcare, Education, and Childcare – 25.1%
ALS Education, LLC – Line of Credit, $4,000 available (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.5%, 9.0% Cash, Due 5/2025)(C)	21,010	21,010	21,063
Effective School Solutions LLC – Line of Credit, $2,000 available (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	—	—	—
Effective School Solutions LLC – Term Debt (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	19,000	19,000	18,976
Effective School Solutions LLC – Delayed Draw Term Loan, $3,200 available (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	15,990	15,960
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	11,987	11,970

		67,987	67,969
Machinery – 2.2%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	122
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,885	5,885	5,715
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 8.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	283

		6,296	6,120
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)	107	107	—
Telecommunications – 10.0%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	1,200	1,200	1,113
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,565
NetFortris Corp. – Term Debt (L + 9.0%, 9.5% Cash, 2.0% PIK, Due 4/2021)(C)	23,312	23,312	20,398

		30,512	27,076

Total Secured First Lien Debt		$264,082	$252,169

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 48.7%
Automobile – 3.6%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$10,783	$10,783	$9,758
Beverage, Food, and Tobacco – 1.3%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,682	3,702	3,636
Cargo Transportation – 11.5%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2021)(Q)	13,000	12,983	13,184
American Trailer Rental Group LLC – Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	18,090

		30,983	31,274
Chemicals, Plastics, and Rubber – 3.7%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 10.3%, 11.3% Cash, Due 5/2024)(C)	10,012	9,982	10,012
Diversified/Conglomerate Manufacturing – 1.6%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,789	4,234
Diversified/Conglomerate Service – 12.1%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,956	2,700
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 8.4% Cash, Due 4/2026)(D)	5,000	4,801	5,062
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,061	8,070
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,950	3,700
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	13,130

		32,768	32,662
Healthcare, Education, and Childcare – 2.1%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)	3,000	2,972	2,850
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(D)	3,000	2,952	2,850

		5,924	5,700
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.6%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,850
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	1,000	1,000	980
Oil and Gas – 8.8%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	27,827	27,827	23,862

Total Secured Second Lien Debt		$137,758	$131,968

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$13
Preferred Equity – 4.2%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	116
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	90
Buildings and Real Estate – 0.4%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,153
Diversified/Conglomerate Service – 2.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock (10.0% PIK)(E)	7,000,000	7,000	7,000

		7,500	7,000
Oil and Gas – 0.3%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	870

		6,982	870
Telecommunications – 0.9%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	2,074

		2,813	2,074

Total Preferred Equity		$18,493	$11,303

Common Equity – 13.1%
Aerospace and Defense – 3.4%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$8,153
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,000

		5,283	9,153
Automobile– 0.2%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	582
Beverage, Food, and Tobacco – 0.4%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,087
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Cargo Transportation – 4.2%
AG Transportation Holdings, LLC – Member Profit Participation(Q)	27.0%	1,350	7,850
AG Transportation Holdings, LLC – Profit Participation Warrants(Q)	5.0%	244	1,477
American Trailer Rental Group LLC – Common Stock(E)(G)	6,667	1,000	1,952

		2,594	11,279
Healthcare, Education, and Childcare – 2.0%
GSM MidCo LLC – Common Stock(E)(G)	767	767	880
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,499	4,629

		2,266	5,509
Machinery – 0.2%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	218
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	307

		1,500	525

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	311

		499	311
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	7,178	35	96
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	—
Textiles and Leather – 2.6%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	6,948

Total Common Equity		$15,313	$35,490

Total Non-Control/Non-Affiliate Investments		$435,844	$430,943

AFFILIATE INVESTMENTS(N) – 16.2%
Secured First Lien Debt – 6.2%
Diversified/Conglomerate Manufacturing – 3.3%
Edge Adhesives Holdings, Inc. (S) – Line of Credit, $0 available (L + 8.0%, 10.0% Cash, Due 9/2021)(C)	$680	$680	$670
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	6,200	6,200	6,107
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 11.8%, 13.8% Cash, Due 2/2022)(C)	2,000	2,000	1,970

		8,880	8,747
Diversified/Conglomerate Service – 2.9%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	8,000	8,000	7,960

		8,000	7,960

Total Secured First Lien Debt		$16,880	$16,707

Secured Second Lien Debt – 7.5%
Diversified Natural Resources, Precious Metals and Minerals – 7.5%
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	$6,000	$6,000	$5,977
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	8,000	8,000	7,970
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	3,300	3,300	3,288
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	3,000	3,000	2,989

		20,300	20,224

Total Secured Second Lien Debt		$20,300	$20,224

Preferred Equity – 1.5%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 0.7%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	2,000,000	2,000	$2,000
Diversified Natural Resources, Precious Metals and Minerals – 0.6%
Lignetics, Inc. – Preferred Stock(E)(G)	68,880	1,321	1,617
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	670

Total Preferred Equity		$9,287	$4,287

Common Equity – 1.0%
Diversified Natural Resources, Precious Metals and Minerals – 1.0%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$2,590
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	—

Total Common Equity		$1,855	$2,590

Total Affiliate Investments		$48,322	$43,808

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

MARCH 31, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 6.6%
Secured First Lien Debt – 1.7%
Diversified/Conglomerate Manufacturing – 1.2%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)	$6,000	$6,000	$3,286
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)	10,632	10,632	—

		16,632	3,286
Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Line of Credit, $700 available (8.0% Cash, Due 9/2021)(E)(F)	1,300	1,300	1,300

Total Secured First Lien Debt		$17,932	$4,586

Secured Second Lien Debt – 3.0%
Automobile– 3.0%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$261
Common Equity – 1.8%
Automobile– 0.2%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$599
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,198
Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	1,307

Total Common Equity		$2,002	$5,104

Total Control Investments		$28,344	$18,016

TOTAL INVESTMENTS – 181.9%		$512,510	$492,767

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $440.5 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2021, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.0% of total investments, at fair value, as of March 31, 2021.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.11% as of March 31, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)	Fair value was based on the indicative bid price on or near March 31, 2021, offered by the respective syndication agent’s trading desk.
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

(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Fair value was based upon the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.19% as of March 31, 2021.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of March 31, 2021.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(Y)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2021.

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

MARCH 31, 2021

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 12 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2021 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2021 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 10, 2020.

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

Board Responsibility

In accordance with the 1940 Act, our board of directors (“Board of Directors”) has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy, and reviews other facts and circumstances. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and determine in good faith the fair value of such investments in accordance with the Policy.

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

TEV is primarily calculated using EBITDA and EBITDA multiples; however, TEV may also be calculated using revenue and revenue multiples or a discounted cash flow (“DCF”) analysis whereby future expected cash flows of the portfolio company are discounted to determine a net present value using estimated risk-adjusted discount rates, which incorporate adjustments for nonperformance and liquidity risks. Generally, the Valuation Team uses a DCF analysis to calculate TEV to corroborate estimates of value for our equity investments where we do not have the ability to effectuate a sale of a portfolio company or for debt of credit impaired portfolio companies.

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

•

Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2021, loans to B+T Group Acquisition Inc. (“B+T”) were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.5% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.7 million, or 1.5% of the fair value of all debt investments in our portfolio. As of September 30, 2020, loans to B+T were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 1.6% of the fair value of all debt investments in our portfolio.

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

As of March 31, 2021 and September 30, 2020, we held six and five OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $39 thousand and $0.1 million during the three and six months ended March 31, 2021, respectively, and $19 thousand and $0.2 million during the three and six months ended March 31, 2020, respectively. The unamortized balance of OID investments as of March 31, 2021 and September 30, 2020 totaled $0.8 million and $0.6 million, respectively. As of each of March 31, 2021 and September 30, 2020, we had seven investments which had a PIK interest component. We recorded PIK interest income of $0.4 million and $1.0 million during the three and six months ended March 31, 2021, respectively, as compared to $0.4 million and $0.7 million during the three and six months ended March 31, 2020, respectively. We collected $1.2 million and $3.4 million in PIK interest in cash during the three and six months ended March 31, 2021, as compared to $0 during the three and six months ended March 31, 2020.

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

As of each of March 31, 2021 and September 30, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2021 and 2020, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of March 31, 2021 and September 30, 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2021:
Secured first lien debt	$273,462		$—	$—		$273,462
Secured second lien debt	160,257		—	—		160,257
Unsecured debt	13		—	—		13
Preferred equity	15,851		—	—		15,851
Common equity/equivalents	38,555	(A)	—	96	(B)	38,459

Total Investments at March 31, 2021	$488,138		$—	$96		$488,042

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Secured first lien debt	$213,468		$—	$—		$213,468
Secured second lien debt	196,986		—	—		196,986
Unsecured debt	4,299		—	—		4,299
Preferred equity	7,000		—	—		7,000
Common equity/equivalents	23,929	(A)	—	48	(B)	23,881

Total Investments as of September 30, 2020	$445,682		$—	$48		$445,634

(A)	Excludes our investment in Leeds with a fair value of $4.6 million and $4.7 million as of March 31, 2021 and September 30, 2020, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of March 31, 2021 and September 30, 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2021		September 30, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$252,169		$199,860
Secured second lien debt	131,968		168,621
Unsecured debt	13		4,299
Preferred equity	11,303		4,677
Common equity/equivalents	30,765	(A)	18,824	(B)

Total Non-Control/Non-Affiliate Investments	$426,218		$396,281

Affiliate Investments
Secured first lien debt	$16,707		$8,658
Secured second lien debt	20,224		20,300
Preferred equity	4,287		2,069
Common equity/equivalents	2,590		2,152

Total Affiliate Investments	$43,808		$33,179

Control Investments
Secured first lien debt	$4,586		$4,950
Secured second lien debt	8,065		8,065
Preferred equity	261		254
Common equity/equivalents	5,104		2,905

Total Control Investments	$18,016		$16,174

Total Investments at Fair Value Using Level 3 Inputs	$488,042		$445,634

(A)

Excludes our investments in Leeds and Funko with fair values of $4.6 million and $0.1 million, respectively, as of March 31, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2021 and September 30, 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	March 31, 2021	September 30, 2020	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2021	September 30, 2020
Secured first lien debt	$257,030	$195,846	Yield Analysis	Discount Rate	7.5% - 28.1% / 12.6%	8.3% - 24.6% / 13.4%
	16,432	17,622	TEV	EBITDA multiple	5.0x – 5.5x / 5.4x	4.8x – 4.8x / 4.8x
				EBITDA	$564 - $7,949 / $7,219	$6,492 - $6,492 / $6,492
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.3x / 0.3x
				Revenue	$11,530 - $11,530 / $11,530	$7,451 - $11,500 / $11,165
Secured second lien debt(A)	126,180	163,141	Yield Analysis	Discount Rate	10.2% - 26.9% / 15.3%	10.5% - 25.1% / 14.5%
	26,012	24,681	Market Quote	IBP	84.7% - 101.3% / 94.0%	77.7% - 98.8% / 89.2%
	8,065	9,164	TEV	EBITDA multiple	5.6x – 5.6x / 5.6x	5.3x – 9.0x / 5.7x
				EBITDA	$2,812 - $2,812 / $2,812	$3,020 - $69,552 / $10,999
Unsecured debt	—	4,282	Yield Analysis	Discount Rate	—	12.6% - 12.6% / 12.6%
	13	17	TEV	Revenue multiple	0.3x – 1.4x / 1.0x	0.3x – 1.4x / 1.0x
				Revenue	$816 - $11,530 / $4,290	$883 - $11,500 / $4,325
Preferred and common equity / equivalents(B)	54,310	30,881	TEV	EBITDA multiple	3.4x – 9.8x / 6.6x	3.0x – 9.2x / 6.0x
				EBITDA	$564 -$88,306 / $10,897	$483 -$88,142 / $16,403
				Revenue multiple	0.3x – 1.4x / 0.9x	0.3x – 1.4x / 0.8x
				Revenue	$816 -$128,831 / $47,258	$883 -$161,232 / $48,273

Total Level 3 Investments, at Fair Value	$488,042	$445,634

(A)	Fair value as of March 31, 2021 includes one proprietary debt investment totaling $13.2 million, which was valued using the expected payoff amount as the unobservable input.
(B)

Fair value as of March 31, 2021 includes one proprietary equity investment totaling $9.3 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of March 31, 2021 excludes our investments in Leeds and Funko with fair values of $4.6 million and $0.1 million, respectively. Fair value as of September 30, 2020 excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both March 31, 2021 and September 30, 2020.

Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields or, discount rates, or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples) may result in a (decrease)/increase, respectively, in the fair value of certain of our investments.

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2021 and 2020 for all investments for which we determine fair value using unobservable (Level 3) inputs.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2020	$219,921	$194,219	$15	$9,236	$24,473	$447,864
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	1,156	2,190	(2)	(385)	12,986	15,945
Reversal of prior period net depreciation (appreciation) on realization(B)	20	(210)	—	—	—	(190)
New investments, repayments and settlements: (C)
Issuances/originations	64,210	217	—	7,000	1,000	72,427
Settlements/repayments	(11,845)	(36,159)	—	—	—	(48,004)

Fair Value as of March 31, 2021	$273,462	$160,257	$13	$15,851	$38,459	$488,042

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six months ended March 31, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	(2,393)	(2,393)
Net unrealized appreciation (depreciation)(B)	2,088	3,199	(4)	(247)	16,283	21,319
Reversal of prior period net depreciation (appreciation) on realization(B)	20	(210)	133	—	2,950	2,893
New investments, repayments and settlements: (C)
Issuances/originations	91,414	554	113	9,098	1,000	102,179
Settlements/repayments	(13,528)	(60,272)	(4,528)	—	—	(78,328)
Net proceeds from sales	—	—	—	—	(3,262)	(3,262)
Transfers	(20,000)	20,000	—	—	—	—

Fair Value as of March 31, 2021	$273,462	$160,257	$13	$15,851	$38,459	$488,042

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended March 31, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2019	$215,340	$173,644	$4,049	$9,474	$22,183	$424,690
Total gains (losses):
Net realized gain (loss)(A)	(4,140)	—	—	(1,449)	2,508	(3,081)
Net unrealized appreciation (depreciation)(B)	(13,944)	(14,431)	(185)	(5,857)	(71)	(34,488)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,113	(20)	—	1,449	(2,550)	2,992
New investments, repayments and settlements: (C)
Issuances/originations	2,157	23,092	105	3,471	1,350	30,175
Settlements/repayments	(15,929)	(7,463)	—	—	—	(23,392)
Net proceeds from sales	—	—	—	—	(2,958)	(2,958)

Fair Value as of March 31, 2020	$187,597	$174,822	$3,969	$7,088	$20,462	$393,938

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Six months ended March 31, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized gain (loss)(A)	(4,140)	(4,409)	—	(1,449)	2,508	(7,490)
Net unrealized appreciation (depreciation)(B)	(14,481)	(14,563)	(171)	(6,537)	(2,992)	(38,744)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,113	4,287	—	1,449	(2,550)	7,299
New investments, repayments and settlements: (C)
Issuances/originations	41,560	26,150	207	3,771	1,350	73,038
Settlements/repayments	(17,668)	(18,184)	—	—	—	(35,852)
Net proceeds from sales	—	—	—	—	(2,958)	(2,958)

Fair Value as of March 31, 2020	$187,597	$174,822	$3,969	$7,088	$20,462	$393,938

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of March 31, 2021 and September 30, 2020, we held 38 and 37 proprietary investments with an aggregate fair value of $459.5 million and $411.5 million, or 93.2% and 91.4% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2021:

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•	In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity.

•	In December 2020, our investment in Aerospace Engineering, LLC paid off at par for net proceeds of $20.2 million. In conjunction with the payoff, we received a prepayment fee of $0.2 million.

•	In February 2021, we invested $20.5 million in SpaceCo Holdings, LLC through secured first lien debt.

•	In February 2021, we invested $24.5 million in Ohio Armor Holdings, LLC through a combination of secured first lien debt and equity.

•	In February 2021, our investment in Vacation Rental Pros Property Management, LLC paid off at par for net proceeds of $8.2 million.

•	In March 2021, we invested $27.0 million in MCG Energy Solutions, LLC through a combination of secured first lien debt and equity.

•	In March 2021, our investment in Magpul Industries Corp. paid off at par for net proceeds of $28.7 million. In conjunction with the payoff, we received a prepayment fee of $0.7 million.

•	In March 2021, our investment in Vision Government Solutions, Inc. paid off at par for net proceeds of $9.9 million.

Syndicated Investments

As of March 31, 2021 and September 30, 2020, we held nine and 11 syndicated investments with an aggregate fair value of $33.3 million and $38.9 million, or 6.8% and 8.6% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the six months ended March 31, 2021:

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

Investment Concentrations

As of March 31, 2021, our investment portfolio consisted of investments in 47 portfolio companies located in 24 states in 17 different industries, with an aggregate fair value of $492.8 million. The five largest investments at fair value as of March 31, 2021 totaled $130.9 million, or 26.6% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2020 totaling $130.3 million, or 28.9% of our total investment portfolio. As of March 31, 2021 and September 30, 2020, our average investment by obligor was $10.9 million and $10.3 million at cost, respectively.

The following table outlines our investments by security type as of March 31, 2021 and September 30, 2020:

	March 31, 2021				September 30, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$298,894	58.3%	$273,462	55.5%	$241,008	48.7%	$213,468	47.4%
Secured second lien debt	166,123	32.4	160,257	32.5	205,841	41.6	196,986	43.7
Unsecured debt	293	0.1	13	0.0	4,708	1.0	4,299	1.0

Total debt investments	465,310	90.8	433,732	88.0	451,557	91.3	414,753	92.1
Preferred equity	28,030	5.5	15,851	3.2	18,932	3.8	7,000	1.5
Common equity/equivalents	19,170	3.7	43,184	8.8	24,158	4.9	28,647	6.4

Total equity investments	47,200	9.2	59,035	12.0	43,090	8.7	35,647	7.9

Total Investments	$512,510	100.0%	$492,767	100.0%	$494,647	100.0%	$450,400	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$117,334	23.8%	$92,960	20.6%
Healthcare, Education, and Childcare	79,178	16.1	64,155	14.3
Aerospace and Defense	64,874	13.2	37,460	8.3
Cargo Transportation	42,553	8.6	34,542	7.7
Beverage, Food, and Tobacco	30,718	6.2	29,171	6.5
Telecommunications	29,150	5.9	27,994	6.2
Oil and Gas	25,043	5.1	24,725	5.5
Diversified Natural Resources, Precious Metals, and Minerals	24,431	5.0	24,014	5.3
Automobile	19,381	3.9	18,149	4.0
Diversified/Conglomerate Manufacturing	16,267	3.3	43,995	9.8
Machinery	10,823	2.2	10,264	2.3
Chemicals, Plastics, and Rubber	10,012	2.0	13,715	3.0
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,850	2.0	9,675	2.2
Textiles and Leather	6,948	1.4	5,905	1.3
Hotels, Motels, Inns, and Gaming	—	0.0	8,052	1.8
Other, < 2.0%	6,205	1.3	5,624	1.2

Total Investments	$492,767	100.0%	$450,400	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2021 and September 30, 2020:

	March 31, 2021		September 30, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$193,807	39.3%	$214,808	47.7%
West	143,344	29.1	138,746	30.8
Midwest	107,924	21.9	56,106	12.5
Northeast	47,692	9.7	40,740	9.0

Total Investments	$492,767	100.0%	$450,400	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2021:

		Amount
For the remaining six months ending September 30:	2021	$46,991
For the fiscal years ending September 30:	2022	88,044
	2023	32,094
	2024	45,677
	2025	113,275
	Thereafter	140,119

	Total contractual repayments	$466,200
	Adjustments to cost basis of debt investments	(890)
	Investments in equity securities	47,200

	Investments held as of March 31, 2021 at cost:	$512,510

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2021 and September 30, 2020, we had gross receivables from portfolio companies of $0.5 million and $0.4 million, respectively. The allowance for uncollectible receivables was $0 and $11 thousand as of March 31, 2021 and September 30, 2020, respectively.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Average total assets subject to base management fee(A)	$478,857	$420,571	$468,229	$421,943
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.875%	0.875%

Base management fee(B)	$2,095	$1,840	$4,097	$3,692
Portfolio company fee credit	(574)	(263)	(926)	(615)
Syndicated loan fee credit	(81)	(101)	(168)	(222)

Net Base Management Fee	$1,440	$1,476	$3,003	$2,855

Loan servicing fee(B)	1,396	1,443	2,744	2,846
Credit to base management fee - loan servicing fee(B)	(1,396)	(1,443)	(2,744)	(2,846)

Net Loan Servicing Fee	$—	$—	$—	$—

Incentive fee(B)	1,381	1,227	2,748	2,621
Incentive fee credit	(225)	(1,641)	(436)	(2,481)

Net Incentive Fee	$1,156	$(414)	$2,312	$140

Portfolio company fee credit	(574)	(263)	(926)	(615)
Syndicated loan fee credit	(81)	(101)	(168)	(222)
Incentive fee credit	(225)	(1,641)	(436)	(2,481)

Credits to Fees From Adviser - other(B)	$(880)	$(2,005)	$(1,530)	$(3,318)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $15 thousand for each of the three and six months ended March 31, 2021 and $0 and $15 thousand for the three and six months ended March 31, 2020, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2021 and 2020.

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

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% (2.0% during the period from April 1, 2020 through March 31, 2022) of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;

•

100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2021) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and

•

20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.

As reflected above, on April 14, 2020, our Board of Directors approved an amendment of the Advisory Agreement, which temporarily revised the hurdle rate, for the period beginning April 1, 2020 and ending March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess incentive fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized). On April 13, 2021, our Board of Directors approved an additional amendment of the Advisory Agreement which extended the temporary revision to the hurdle rate through the period beginning April 1, 2021 and ending March 31, 2022. See “Note 13 – Subsequent Events” below.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2021, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2021.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and six months ended March 31, 2021 and 2020.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.4 million during the three and six months ended March 31, 2021, respectively, and $0.1 million and $0.5 million during the three and six months ended March 31, 2020, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2021	September 30, 2020
Base management fee due to Adviser	$45	$95
Loan servicing fee due to Adviser	341	355
Incentive fee due to Adviser	1,156	1,236

Total fees due to Adviser	1,542	1,686

Fee due to Administrator	496	329

Total Related Party Fees Due	$2,038	$2,015

In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2021 and September 30, 2020, totaled $49 thousand and $31 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $16 thousand and $0 as of March 31, 2021 and September 30, 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2021 and September 30, 2020.

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

The following tables summarize noteworthy information related to our Credit Facility:

	March 31, 2021	September 30, 2020
Commitment amount	$205,000	$180,000
Borrowings outstanding, at cost	41,200	128,000
Availability(A)	140,490	17,641

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2021	2020	2021	2020
Weighted average borrowings outstanding, at cost	$69,418	$89,482	$87,442	$88,817
Weighted average interest rate(B)	4.6%	5.3%	4.0%	5.3%
Commitment (unused) fees incurred	$272	$183	$424	$373

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing fees.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2021 and September 30, 2020.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $205.0 million plus 50.0% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $324.0 million as of March 31, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2021, and as defined in our Credit Facility, we had a net worth of $457.0 million, asset coverage on our “senior securities representing indebtedness” of 215.5%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of March 31, 2021. As of March 31, 2021, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.94% per annum, plus a 1.00% unused commitment fee. As of September 30, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.20% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of March 31, 2021 and September 30, 2020, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of March 31, 2021 and September 30, 2020, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2021 and 2020:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2021	September 30, 2020
Credit Facility	$41,190	$127,650

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2021	2020
Fair value as of December 31, 2020 and 2019, respectively	$16,270	$90,984
Borrowings	136,100	32,900
Repayments	(111,200)	(31,600)
Net unrealized appreciation(A)	20	(184)

Fair Value as of March 31, 2021 and 2020, respectively	$41,190	$92,100

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Six Months Ended March 31,
	2021	2020
Fair value as of September 30, 2020 and 2019, respectively	$127,650	$67,067
Borrowings	157,600	117,200
Repayments	(244,400)	(92,000)
Net unrealized appreciation(A)	340	(167)

Fair Value as of March 31, 2021 and 2020, respectively	$41,190	$92,100

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2021 and 2020.

The fair value of the collateral under our Credit Facility totaled approximately $440.5 million and $412.5 million as of March 31, 2021 and September 30, 2020, respectively.

Notes Payable

In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year) beginning July 31, 2021.

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

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The redemption amount was $58.1 million inclusive of accrued interest through the date of redemption. In connection with the voluntary redemption of the 2023 Notes, we incurred a loss on extinguishment of debt of $1.2 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2023 Notes would have otherwise matured on November 1, 2023.

The indenture relating to the 2026 Notes and the 2024 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2026 Notes and the 2024 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2026 Notes and 2024 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

The fair value, based on the last quoted closing price, of the 2024 Notes as of March 31, 2021 and September 30, 2020 was $39.9 million and $38.7 million, respectively. We consider the trading price of the 2024 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2026 Notes as of March 31, 2021 was $155.5 million. We consider the 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.

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

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2021, we had the ability to issue up to an additional $65.8 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the six months ended March 31, 2021, we sold 1,829,576 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.03 per share and raised $16.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $16.2 million. As of March 31, 2021, we had a remaining capacity to sell up to an additional $4.6 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$21,299	$(27,775)	$33,602	$(27,077)
Denominator: basic and diluted weighted average common share	32,765,980	31,145,484	32,428,089	30,827,780

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.65	$(0.89)	$1.03	$(0.87)

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

We paid the following monthly distributions to common stockholders for the six months ended March 31, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	January 12, 2021	January 22, 2021	January 29, 2021	0.065
	January 12, 2021	February 17, 2021	February 26, 2021	0.065
	January 12, 2021	March 18, 2021	March 31, 2021	0.065

		Six Months Ended March 31, 2021:		$0.39

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07
	January 14, 2020	January 24, 2020	January 31, 2020	0.07
	January 14, 2020	February 19, 2020	February 28, 2020	0.07
	January 14, 2020	March 20, 2020	March 31, 2020	0.07

		Six Months Ended March 31, 2020:		$0.42

Aggregate distributions declared and paid to our common stockholders were approximately $12.7 million and $13.0 million for the six months ended March 31, 2021 and 2020, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2020, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.4 million.

For the six months ended March 31, 2021 and the fiscal year ended September 30, 2020, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Six Months Ended March 31, 2021	Year Ended September 30, 2020
Undistributed net investment income	$(35)	$(175)
Accumulated net realized losses	900	2,610
Capital in excess of par value	(865)	(2,435)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2021 and September 30, 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. There were no aggregate reserves recorded against the escrow amounts as of March 31, 2021 and September 30, 2020.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2021 and September 30, 2020 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2021 and September 30, 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2021	September 30, 2020
Unused line of credit commitments	$28,746	$18,896
Delayed draw term loans	14,230	8,030
Uncalled capital commitment	843	843

Total	$43,819	$27,769

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Per Common Share Data:
Net asset value at beginning of period(A)	$7.61	$8.08	$7.40	$8.22

Income from operations(B)
Net investment income	0.20	0.21	0.39	0.42
Net realized and unrealized gain (loss) on investments	0.49	(1.11)	0.69	(1.25)
Net realized and unrealized gain (loss) on other	(0.04)	0.01	(0.05)	(0.04)

Total from operations	0.65	(0.89)	1.03	(0.87)

Distributions to common stockholders from(B)(C)
Net investment income	(0.18)	(0.21)	(0.36)	(0.42)
Return of capital	(0.02)	—	(0.03)	—

Total distributions	(0.20)	(0.21)	(0.39)	(0.42)

Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.05	0.01	0.07	0.06

Total capital share transactions	0.05	0.01	0.07	0.06

Net asset value at end of period(A)	$8.11	$6.99	$8.11	$6.99

Per common share market value at beginning of period	$8.86	$9.93	$7.41	$9.75
Per common share market value at end of period	9.92	5.62	9.92	5.62
Total return(E)	14.26%	(41.94)%	39.92%	(39.64)%
Common stock outstanding at end of period(A)	33,396,426	31,192,639	33,396,426	31,192,639
Statement of Assets and Liabilities Data:
Net assets at end of period	$270,888	$217,923	$270,888	$217,923
Average net assets(F)	255,449	240,644	252,408	244,978
Senior Securities Data:
Borrowings under Credit Facility, at cost	41,200	92,100	41,200	92,100
Long term debt	188,813	96,313	188,813	96,313
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	10.16%	8.22%	10.37%	8.73%
Ratio of net investment income to average net assets – annualized(I)	10.02%	10.88%	10.05%	10.58%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three and six months ended March 31, 2021 and 2020, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 13.76% and 13.80% for the three and six months ended March 31, 2021, respectively, and 14.02% and 13.82% for the three and six months ended March 31, 2020, respectively.

(I)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.48% and 6.68% for the three and six months ended March 31, 2021, respectively, and 5.18% and 5.58% for the three and six months ended March 31, 2020, respectively.

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

We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the six months ended March 31, 2021. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the six months ended March 31, 2020.

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In April 2021, we invested an additional $11.7 million in Encore Dredging Holdings, LLC, an existing portfolio company, through secured first lien debt and equity.

Transactions with the Advisor

On April 13, 2021, we entered into the Third Amended and Restated Investment Advisory and Management Agreement with the Adviser (the “Amended Agreement”). Our entry into the Amended Agreement was approved unanimously by our Board of Directors, including, specifically, its independent directors. The Amended Agreement maintains the revised “hurdle rate” included in the calculation of the Incentive Fee for the period beginning April 1, 2021 through March 31, 2022, which was previously amended for the period beginning April 1, 2020 through March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess Incentive Fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized). The calculation of the other fees in the Advisory Agreement remain unchanged. All other terms of the Advisory Agreement remained the same.

Distributions and Dividends

In April 2021, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 23, 2021	April 30, 2021	$0.065
May 19, 2021	May 28, 2021	0.065
June 18, 2021	June 30, 2021	0.065

	Total for the Quarter:	$0.195

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $7 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2021, our investment portfolio was made up of approximately 90.8% debt investments and 9.2% equity investments, at cost.

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

During the six months ended March 31, 2021, we invested $101.0 million in five new portfolio companies and extended $0.1 million in investments to existing portfolio companies. In addition, during the six months ended March 31, 2021, we exited six portfolio companies through early payoffs. We received a total of $82.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the six months ended March 31, 2021. This activity resulted in a net decrease in our overall portfolio by one portfolio company (to 47) and a net increase of $17.9 million in our portfolio at cost since September 30, 2020. From our initial public offering in August 2001 through March 31, 2021, we have made 563 different loans to, or investments in, 251 companies for a total of approximately $2.2 billion, before giving effect to principal repayments on investments and divestitures.

During the six months ended March 31, 2021, the following significant transactions occurred:

Proprietary Investments

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•	In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity.

•	In December 2020, our investment in Aerospace Engineering, LLC paid off at par for net proceeds of $20.2 million. In conjunction with the payoff, we received a prepayment fee of $0.2 million.

•	In February 2021, we invested $20.5 million in SpaceCo Holdings, LLC through secured first lien debt.

•	In February 2021, we invested $24.5 million in Ohio Armor Holdings, LLC through a combination of secured first lien debt and equity.

•	In February 2021, our investment in Vacation Rental Pros Property Management, LLC paid off at par for net proceeds of $8.2 million.

•	In March 2021, we invested $27.0 million in MCG Energy Solutions, LLC through a combination of secured first lien debt and equity.

•	In March 2021, our investment in Magpul Industries Corp. paid off at par for net proceeds of $28.7 million. In conjunction with the payoff, we received a prepayment fee of $0.7 million.

•	In March 2021, our investment in Vision Government Solutions, Inc. paid off at par for net proceeds of $9.9 million.

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

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Fifth Amended and Restated Credit Agreement with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to July 2021, and currently have a total commitment amount of $205.0 million. We sold 1,829,576 and 846,716 common shares under our at-the-market program during the six months ended March 31, 2021 and 2020, respectively. In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of our 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment, and in November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we have been able to access the capital markets historically and in recent years, market conditions, including the impact of COVID-19, may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below net asset value (“NAV”) per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On March 31, 2021, the closing market price of our common stock was $9.92 per share, a 22.3% premium to our March 31, 2021 NAV per share of $8.11.

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

As of March 31, 2021, our asset coverage on our “senior securities representing indebtedness” was 215.5%.

Recent Developments

Distributions

In April 2021, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 23, 2021	April 30, 2021	$0.065
May 19, 2021	May 28, 2021	0.065
June 18, 2021	June 30, 2021	0.065

	Total for the Quarter:	$0.195

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. LIBOR is currently anticipated to be phased out in June 2023. LIBOR is currently expected to transition to a new standard rate, the Secured Overnight Financing Rate (“SOFR”), which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to include LIBOR replacement language. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the continuing COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that are generally expected to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies have taken actions to effectively and efficiently respond to the challenges posed by COVID-19 and related orders imposed by state and local governments including paused or reversed reopening orders, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$11,886	$11,002	$884	8.0%
Success fee, dividend, and other income	999	490	509	103.9

Total investment income	12,885	11,492	1,393	12.1

EXPENSES
Base management fee	2,095	1,840	255	13.9
Loan servicing fee	1,396	1,443	(47)	(3.3)
Incentive fee	1,381	1,227	154	12.6
Administration fee	332	358	(26)	(7.3)
Interest expense on borrowings and notes payable	2,822	2,582	240	9.3
Amortization of deferred financing fees	338	363	(25)	(6.9)
Other expenses	398	580	(182)	(31.4)

Expenses, before credits from Adviser	8,762	8,393	369	4.4
Credit to base management fee – loan servicing fee	(1,396)	(1,443)	47	(3.3)
Credits to fees from Adviser - other	(880)	(2,005)	1,125	(56.1)

Total expenses, net of credits	6,486	4,945	1,541	31.2

NET INVESTMENT INCOME	6,399	6,547	(148)	(2.3)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	63	(3,070)	3,133	(102.1)%
Net realized gain (loss) on other	(1,152)	—	(1,152)	NM
Net unrealized appreciation (depreciation) of investments	16,009	(31,436)	47,445	(150.9)%
Net unrealized appreciation of other	(20)	184	(204)	(110.9)%

Net gain (loss) from investments and other	14,900	(34,322)	49,222	(143.4)%

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$21,299	$(27,775)	$49,074	(176.7)%

NM = Not Meaningful

Investment Income

Interest income increased by 8.0% for the three months ended March 31, 2021, as compared to the prior year period. The increase was due primarily to an increase in the weighted average principal balance of our interest bearing portfolio, partially offset by a decrease in the weighted average yield on our interest bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended March 31, 2021, was $454.1 million, compared to $404.3 million for the three months ended March 31, 2020, an increase of $49.8 million, or 12.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.6% for the three months ended March 31, 2021, compared to 10.9% for the three months ended March 31, 2020, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods and competitive marketplace conditions.

As of March 31, 2021, loans to one portfolio company, B+T Group Acquisition Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.5% of the cost basis of all debt investments in our portfolio. As of September 30, 2020, loans to one portfolio company, B+T Group Acquisition Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio.

Other income increased by 103.9% during the three months ended March 31, 2021, as compared to the prior year period, primarily due to an increase in prepayment fee income, period over period, partially offset by a decrease in success fees received period over period.

As of March 31, 2021 and September 30, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $1.5 million, or 31.2%, for the three months ended March 31, 2021, as compared to the prior year period. This increase was primarily due to a $1.1 million decrease in fee credits granted by the Adviser.

Total interest expense on borrowings and notes payable increased by $0.2 million, or 9.3%, during the three months ended March 31, 2021, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our debt financing. Interest expense on our notes payable increased by $0.6 million period over period with the issuance of the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2023 Notes in January 2021. Interest expense on our Credit Facility decreased by $0.4 million, period over period, driven primarily by a decrease in the effective interest rate and a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in unused commitment fees. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 4.6% during the three months ended March 31, 2021, compared to 5.3% during the prior year period. The decrease in the effective interest rate was driven primarily by a decrease in LIBOR as compared to the prior year period. The weighted average balance outstanding on our Credit Facility was $69.4 million during the three months ended March 31, 2021, as compared to $89.5 million in the prior year period, a decrease of 22.5%. Unused commitment fees increased to $0.3 million for the three months ended March 31, 2021, as compared to $0.2 million for the prior year period.

The net base management fee earned by the Adviser decreased by $36 thousand, or 2.4%, for the three months ended March 31, 2021, as compared to the prior year period, resulting from an increase in credits from the Adviser period over period driven by an increase in new deal activity, partially offset by an increase in average total assets subject to the base management fee.

The income-based incentive fee increased by $0.2 million, or 12.6%, for the three months ended March 31, 2021, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period, partially offset by the increased hurdle rate as compared to the prior year period. The hurdle rate was 2.0% for the three months ended March 31, 2021, as compared to 1.75% for the three months ended March 31, 2020. During the three months ended March 31, 2021 and 2020, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.2 million and $1.6 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2021	2020
Average total assets subject to base management fee(A)	$478,857	$420,571
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$2,095	$1,840
Portfolio company fee credit	(574)	(263)
Syndicated loan fee credit	(81)	(101)

Net Base Management Fee	$1,440	$1,476

Loan servicing fee(B)	1,396	1,443
Credit to base management fee - loan servicing fee(B)	(1,396)	(1,443)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,381	1,227
Incentive fee credit	(225)	(1,641)

Net Incentive Fee	$1,156	$(414)

Portfolio company fee credit	(574)	(263)
Syndicated loan fee credit	(81)	(101)
Incentive fee credit	(225)	(1,641)

Credits to Fees From Adviser - other(B)	$(880)	$(2,005)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended March 31, 2021, we recorded a net realized gain on investments of $0.1 million, which resulted primarily from the gain recognized on our investment in Funko, LLC.

For the three months ended March 31, 2020, we recorded a net realized loss on investments of $3.1 million, which resulted primarily from the sale of our investment in Meridian Rack & Pinion, Inc. in January 2020 for a $5.6 million realized loss, partially offset by a realized gain of $2.5 million from the sale of our investment in The Mochi Ice Cream Company in January 2020.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended March 31, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $16.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2021 were as follows:

	Three Months Ended March 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
AG Transportation Holdings, LLC	$—	$5,512	$—	$5,512
Antenna Research Associates, Inc.	—	3,521	—	3,521
NetFortris Corp.	—	1,076	—	1,076
American Trailer Rental Group LLC	—	1,015	—	1,015
Imperative Holdings Corporation	—	819	—	819
Defiance Integrated Technologies, Inc.	—	659	—	659
TNCP Intermediate HoldCo, LLC	—	639	—	639
Targus Cayman HoldCo, Ltd.	—	636	—	636
Triple H Food Processors, LLC	—	492	—	492
Lignetics, Inc.	—	432	—	432
EL Academies, Inc.	—	410	—	410
Sea Link International IRB, Inc.	—	395	—	395
DKI Ventures, LLC	—	366	—	366
PIC 360, LLC	—	338	—	338
Canopy Safety Brands, LLC	—	221	—	221
Leeds Novamark Capital I, L.P.	—	220	—	220
ENET Holdings, LLC	—	(750)	—	(750)
Other, net (<$500)	63	198	(190)	71

Total:	$63	$16,199	$(190)	$16,072

The primary driver of net unrealized appreciation of $16.0 million for the three months ended March 31, 2021 was the improvement in the financial and operational performance across a number of our portfolio companies and an increase in comparable multiples used to estimate the fair value of several of our portfolio companies, partially offset by a decrease in performance of certain of our other portfolio companies.

During the three months ended March 31, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $31.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2020, were as follows:

	Three Months Ended March 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Meridian Rack & Pinion, Inc.	$(5,589)	$—	$5,589	$—
The Mochi Ice Cream Company	2,508	—	(2,570)	(62)
Belnick, Inc.	—	(150)	—	(150)
CPM Holdings, Inc.	—	(155)	—	(155)
Defiance Integrated Technologies, Inc.	—	(185)	—	(185)
Edmentum Ultimate Holdings, LLC	—	(185)	—	(185)
Canopy Safety Brands, LLC	—	(208)	—	(208)
Targus Cayman HoldCo, Ltd.	—	(214)	—	(214)
Triple H Food Processors, LLC	—	(261)	—	(261)
Arc Drilling Holdings LLC	—	(274)	—	(274)
Prophet Brand Strategy	—	(293)	—	(293)
Universal Survey Center, Inc.	—	(315)	—	(315)
AG Transportation Holdings, LLC	—	(323)	—	(323)
B+T Group Acquisition Inc.	—	(342)	—	(342)
DiscoverOrg, LLC	—	(364)	—	(364)
American Trailer Rental Group LLC	—	(388)	—	(388)
CHA Holdings, Inc.	—	(391)	—	(391)
DKI Ventures, LLC	—	(407)	—	(407)
Vision Government Solutions, Inc.	—	(443)	—	(443)
Phoenix Aromas & Essential Oils, LLC	—	(477)	—	(477)
Gray Matter Systems, LLC	—	(500)	—	(500)
Travel Sentry, Inc.	—	(550)	—	(550)
8th Avenue Food & Provisions, Inc.	—	(598)	—	(598)
Tailwind Smith Cooper Intermediate Corporation	—	(880)	—	(880)
Keystone Acquisition Corp.	—	(883)	—	(883)
Lignetics, Inc.	—	(883)	—	(883)
Medical Solutions Holdings, Inc.	—	(933)	—	(933)
LWO Acquisitions Company LLC	—	(967)	—	(967)
R2i Holdings, LLC	—	(981)	—	(981)
Sea Link International IRB, Inc.	—	(1,039)	—	(1,039)
Drive Chassis Holdco, LLC	—	(1,056)	—	(1,056)
Café Zupas	—	(1,298)	—	(1,298)
Vacation Rental Pros Property Management, LLC	—	(1,477)	—	(1,477)
NetFortris Corp.	—	(2,467)	—	(2,467)
FES Resources Holdings LLC	—	(2,601)	—	(2,601)
ENET Holdings, LLC	—	(2,683)	—	(2,683)
EL Academies, Inc.	—	(2,743)	—	(2,743)
Imperative Holdings Corporation	—	(3,127)	—	(3,127)
Edge Adhesives Holdings, Inc.	—	(3,174)	—	(3,174)
Other, net (<$500)	11	(213)	(27)	(229)

Total:	$(3,070)	$(34,428)	$2,992	$(34,506)

In March 2020, the U.S. loan market exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the rapid spread of COVID-19. The combination of the marked increase in market spreads for comparable loan investments and discounts applied to any portfolio company whose markets, or operations were impacted by the COVID-19 pandemic, were the primary drivers of net unrealized depreciation of investments of $31.4 million for the three months ended March 31, 2020. The decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of several of our portfolio companies, and the reversal of previously recorded unrealized appreciation of The Mochi Ice Cream Company upon exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of Meridian Rack & Pinion, Inc. also impacted the total net unrealized depreciation.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.2 million during the three months ended March 31, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2023 Notes in January 2021. No such amounts were recorded during the three months ended March 31, 2020.

Net Unrealized (Appreciation) Depreciation of Other

During the three months ended March 31, 2021, we recorded $20 thousand of unrealized depreciation related to a change in the fair value of our Credit Facility versus $0.2 million of unrealized appreciation during the prior year period.

Comparison of the Six Months Ended March 31, 2021 to the Six Months Ended March 31, 2020

	For the Six Months Ended March 31,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,968	$22,458	$1,510	6.7%
Success fee, dividend, and other income	1,799	1,193	606	50.8

Total investment income	25,767	23,651	2,116	8.9

EXPENSES
Base management fee	4,097	3,692	405	11.0
Loan servicing fee	2,744	2,846	(102)	(3.6)
Incentive fee	2,748	2,621	127	4.8
Administration fee	687	729	(42)	(5.8)
Interest expense on borrowings and notes payable	5,390	5,119	271	5.3
Amortization of deferred financing fees	756	724	32	4.4
Other expenses	940	1,120	(180)	(16.1)

Expenses, before credits from Adviser	17,362	16,851	511	3.0
Credits to base management fee – loan servicing fee	(2,744)	(2,846)	102	(3.6)
Credits to fees from Adviser – other	(1,530)	(3,318)	1,788	(53.9)

Total expenses, net of credits	13,088	10,687	2,401	22.5

NET INVESTMENT INCOME	12,679	12,964	(285)	(2.2)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	(2,081)	(7,504)	5,423	(72.3)
Net realized gain (loss) on other	(1,160)	(1,407)	247	(17.6)
Net unrealized appreciation (depreciation) of investments	24,504	(31,297)	55,801	(178.3)
Net unrealized appreciation of other	(340)	167	(507)	(303.6)

Net gain (loss) from investments and other	20,923	(40,041)	60,964	(152.3)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$33,602	$(27,077)	$60,679	(224.1)%

Investment Income

Interest income increased by 6.7% for the six months ended March 31, 2021, as compared to the prior year period. The increase was due primarily to an increase in the weighted average principal balance of our interest-bearing portfolio, partially offset by a decrease in the weighted average yield on our interest-bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio for the six months ended March 31, 2021 was $448.7 million, compared to $402.8 million for the six months ended March 31, 2020, an increase of $45.9 million, or 11.4%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.7% for the six months ended March 31, 2021, compared to 11.1% for the six months ended March 31, 2020, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods and competitive marketplace conditions.

As of March 31, 2021, loans to one portfolio company, B+T Group Acquisition Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.5% of the cost basis of all debt investments in our portfolio. As of September 30, 2020, loans to one portfolio company, B+T Group Acquisition Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio.

Other income increased by 50.8% during the six months ended March 31, 2021, as compared to the prior year period primarily due to increases in prepayment fee and dividend income, period over period, partially offset by a decrease in success fees received period over period.

As of March 31, 2021 and September 30, 2019, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased by $2.4 million, or 22.5%, for the six months ended March 31, 2021, as compared to the prior year period. This increase was primarily due to a $1.8 million decrease in fee credits granted by the Adviser.

Total interest expense on borrowings and notes payable increased by $0.3 million, or 5.3%, during the six months ended March 31, 2021, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our overall debt financing. Interest expense on our notes payable increased by $0.9 million period over period with the issuance of the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2023 Notes in January 2021. Interest expense on our Credit Facility decreased by $0.6 million period over period, driven primarily by a decrease in LIBOR. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 4.0% during the six months ended March 31, 2021, compared to 5.3% during the prior year period. The weighted average balance outstanding on our Credit Facility was $87.4 million during the six months ended March 31, 2021, as compared to $88.8 million in the prior year period, a decrease of 1.6%.

The net base management fee earned by the Adviser increased by $0.1 million, or 5.2%, during the six months ended March 31, 2021, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee period over period.

The income-based incentive fee increased by $0.1 million, or 4.8%, for the six months ended March 31, 2021, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period, partially offset by the increased hurdle rate as compared to the prior year period. The hurdle rate was 2.0% for the six months ended March 31, 2021, as compared to 1.75% for the six months ended March 31, 2020. During the six months ended March 31, 2021 and 2020, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.4 million and $2.5 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2021	2020
Average total assets subject to base management fee(A)	$468,229	$421,943
Multiplied by prorated annual base management fee of 1.75%	0.875%	0.875%

Base management fee(B)	$4,097	$3,692
Portfolio company fee credit	(926)	(615)
Syndicated loan fee credit	(168)	(222)

Net Base Management Fee	$3,003	$2,855

Loan servicing fee(B)	2,744	2,846
Credits to base management fee - loan servicing fee(B)	(2,744)	(2,846)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	2,748	2,621
Incentive fee credit	(436)	(2,481)

Net Incentive Fee	$2,312	$140

Portfolio company fee credit	(926)	(615)
Syndicated loan fee credit	(168)	(222)
Incentive fee credit	(436)	(2,481)

Credit to Fees From Adviser - other(B)	$(1,530)	$(3,318)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the six months ended March 31, 2021, we recorded a net realized loss on investments of $2.1 million, which resulted primarily from the realized loss of $2.4 million recognized on our investment in Edmentum Ultimate Holdings, LLC.

For the six months ended March 31, 2020, we recorded a net realized loss on investments of $7.5 million, which resulted primarily from the sale of our investment in Meridian Rack & Pinion, Inc. in January 2020 for a $5.6 million realized loss and the loss recognized on our investment in New Trident Holdcorp, Inc. of $4.4 million in December 2019, partially offset by a realized gain of $2.5 million from the sale of our investment in The Mochi Ice Cream Company in January 2020.

Net Unrealized Appreciation (Depreciation) of Investments

During the six months ended March 31, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $24.5 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2021, were as follows:

	Six Months Ended March 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
AG Transportation Holdings, LLC	$—	$6,788	$—	$6,788
Antenna Research Associates, Inc.	—	4,015	—	4,015
American Trailer Rental Group LLC	—	1,213	—	1,213
Triple H Food Processors, LLC	—	1,094	—	1,094
Targus Cayman HoldCo, Ltd.	—	1,043	—	1,043
NetFortris Corp.	—	984	—	984
PIC 360, LLC	—	856	—	856
TNCP Intermediate HoldCo, LLC	—	831	—	831
EL Academies, Inc.	—	669	—	669
DKI Ventures, LLC	—	615	—	615
Defiance Integrated Technologies, Inc.	—	502	—	502
Edmentum Ultimate Holdings, LLC	(2,351)	—	2,770	419
Café Zupas	—	454	—	454
Sea Link International IRB, Inc.	—	425	—	425
Lignetics, Inc.	—	417	—	417
R2i Holdings, LLC	—	412	—	412
Keystone Acquisition Corp.	—	395	—	395
Tailwind Smith Cooper Intermediate Corporation	—	334	—	334
Vertellus Holdings LLC	(41)	—	313	272
Drive Chassis Holdco, LLC	—	260	—	260
Medical Solutions Holdings, Inc.	—	233	—	233
Leeds Novamark Capital I, L.P.	—	220	—	220
Gray Matter Systems, LLC	—	203	—	203
SpaceCo Holdings, LLC	—	202	—	202
Belnick, Inc.	—	175	—	175
Canopy Safety Brands, LLC	—	163	—	163
ENET Holdings, LLC	—	(1,124)	—	(1,124)
Other, net (<$500)	311	232	(190)	353

Total:	$(2,081)	$21,611	$2,893	$22,423

The primary driver of net unrealized appreciation of $24.5 million for the six months ended March 31, 2021 was the improvement in the financial and operational performance across a number of our portfolio companies and an increase in comparable multiples used to estimate the fair value of several of our portfolio companies, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies, including most notably, ENET Holdings, LLC.

During the six months ended March 31, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $31.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2020, were as follows:

	Six Months Ended March 31, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
The Mochi Ice Cream Company	$2,508	$1,541	$(2,570)	$1,479
Leeds Novamark Capital I, L.P.	—	285	—	285
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
Meridian Rack & Pinion, Inc.	(5,589)	(112)	5,589	(112)
Funko Acquisition Holdings, LLC	9	(137)	—	(128)
CPM Holdings, Inc.	—	(170)	—	(170)
Edmentum Ultimate Holdings, LLC	—	(171)	—	(171)
Belnick, Inc.	—	(250)	—	(250)
Precision International, LLC	—	(252)	—	(252)
Vertellus Holdings LLC	—	(261)	—	(261)
AG Transportation Holdings, LLC	—	(262)	—	(262)
Canopy Safety Brands, LLC	—	(267)	—	(267)
Universal Survey Center, Inc.	—	(315)	—	(315)
Prophet Brand Strategy	—	(325)	—	(325)
DiscoverOrg, LLC	—	(348)	—	(348)
American Trailer Rental Group LLC	—	(388)	—	(388)
CHA Holdings, Inc.	—	(393)	—	(393)
Vision Government Solutions, Inc.	—	(419)	—	(419)
Phoenix Aromas & Essential Oils, LLC	—	(427)	—	(427)
Gray Matter Systems, LLC	—	(472)	—	(472)
Travel Sentry, Inc.	—	(525)	—	(525)
B+T Group Acquisition Inc.	—	(606)	—	(606)
8th Avenue Food & Provisions, Inc.	—	(617)	—	(617)
Triple H Food Processors, LLC	—	(725)	—	(725)
DKI Ventures, LLC	—	(837)	—	(837)
Lignetics, Inc.	—	(874)	—	(874)
LWO Acquisitions Company LLC	—	(881)	—	(881)
Keystone Acquisition Corp.	—	(885)	—	(885)
Targus Cayman HoldCo, Ltd.	—	(885)	—	(885)
Tailwind Smith Cooper Intermediate Corporation	—	(910)	—	(910)
Medical Solutions Holdings, Inc.	—	(935)	—	(935)
Vacation Rental Pros Property Management, LLC	—	(1,158)	—	(1,158)
Drive Chassis Holdco, LLC	—	(1,212)	—	(1,212)
Café Zupas	—	(1,298)	—	(1,298)
Sea Link International IRB, Inc.	—	(1,356)	—	(1,356)
R2i Holdings, LLC	—	(1,423)	—	(1,423)
NetFortris Corp.	—	(1,763)	—	(1,763)
EL Academies, Inc.	—	(2,856)	—	(2,856)
Defiance Integrated Technologies, Inc.	—	(2,909)	—	(2,909)
ENET Holdings, LLC	—	(3,045)	—	(3,045)
Imperative Holdings Corporation	—	(3,165)	—	(3,165)
FES Resources Holdings LLC	—	(3,236)	—	(3,236)
Edge Adhesives Holdings, Inc.	—	(3,264)	—	(3,264)
Other, net (<$500)	(23)	(88)	(129)	(240)

Total:	$(7,504)	$(38,596)	$7,299	$(38,801)

In March 2020, the U.S. loan market exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the rapid spread of COVID-19. The combination of the marked increase in market spreads for comparable loan investments and discounts applied to any portfolio company whose markets, or operations were impacted by the COVID-19 pandemic, were the primary drivers of net unrealized depreciation of investments of $31.3 million for the six months ended March 31, 2020. The decreased performance of certain of our portfolio companies, a decrease in comparable multiples used to estimate the fair value of several of our portfolio companies, and the reversal of previously recorded unrealized appreciation of The Mochi Ice Cream Company upon exit, partially offset by the reversal of previously recorded unrealized depreciation upon the exit of Meridian Rack & Pinion, Inc. and New Trident Holdcorp, Inc. also impacted the total net unrealized depreciation.

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.2 million during the six months ended March 31, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2023 Notes in January 2021. We incurred a loss on extinguishment of debt of $1.4 million during the six months ended March 31, 2020, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our Series 2024 Term Preferred Stock in October 2019.

Net Unrealized (Appreciation) Depreciation of Other

During the six months ended March 31, 2021, we recorded $0.3 million of unrealized depreciation on our Credit Facility at fair value versus $0.2 million of unrealized appreciation during the prior year period.

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

Net cash used in operating activities for the six months ended March 31, 2021 was $4.8 million, as compared to $20.6 million for the six months ended March 31, 2020. The change was primarily due to an increase in principal repayments, partially offset by an increase in purchases of investments and an increase in net unrealized depreciation on investments period over period. Purchases of investments were $101.1 million during the six months ended March 31, 2021, compared to $72.3 million during the six months ended March 31, 2020. Repayments and net proceeds from sales were $82.1 million during the six months ended March 31, 2021 compared to $39.0 million during the six months ended March 31, 2020.

As of March 31, 2021, we had loans to, syndicated participations in or equity investments in 47 companies, with an aggregate cost basis of approximately $512.5 million. As of September 30, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $494.6 million.

The following table summarizes our total portfolio investment activity during the six months ended March 31, 2021 and 2020:

	Six Months Ended March 31,
	2021	2020
Beginning investment portfolio, at fair value	$450,400	$402,875
New investments	101,000	57,000
Disbursements to existing portfolio companies	98	15,327
Scheduled principal repayments on investments	(1,563)	(2,994)
Unscheduled principal repayments on investments	(76,893)	(33,109)
Net proceeds from sale of investments	(3,598)	(2,933)
Net unrealized appreciation (depreciation) of investments	21,611	(38,596)
Reversal of prior period depreciation (appreciation) of investments on realization	2,893	7,299
Net realized gain (loss) on investments	(2,081)	(7,515)
Increase in investments due to PIK(A)	1,081	711
Net change in premiums, discounts and amortization	(181)	251

Investment Portfolio, at Fair Value	$492,767	$398,316

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2021:

		Amount
For the remaining six months ending September 30:	2021	$46,991
For the fiscal years ending September 30:	2022	88,044
	2023	32,094
	2024	45,677
	2025	113,275
	Thereafter	140,119

	Total contractual repayments	$466,200
	Adjustments to cost basis of debt investments	(890)
	Investments in equity securities	47,200

	Investments held as of March 31, 2021 at cost:	$512,510

Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2021 was $7.4 million, which consisted primarily of $150.0 million in gross proceeds from the issuance of long term debt, partially offset by $86.8 million in net repayments on our Credit Facility and $57.5 million used in the redemption of our 2023 Notes.

Net cash provided by financing activities for the six months ended March 31, 2020 was $6.5 million, which consisted primarily of $25.2 million in net borrowings on our Credit Facility and $38.8 million in gross proceeds from the issuance of long term debt, partially offset by $51.8 million used in the redemption of our Series 2024 Term Preferred Stock and $13.0 million in distributions to common stockholders.

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.065 and $0.07 per common share for each month for the six months ended March 31, 2021 and 2020, respectively. These distributions totaled an aggregate of $12.7 million and $13.0 million for the six months ended March 31, 2021 and 2020, respectively. In April 2021, our Board of Directors declared a monthly distribution of $0.065 per common share for each of April, May, and June 2021. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2021. From inception through March 31, 2021, we have paid 218 monthly or quarterly consecutive distributions to common stockholders totaling approximately $383.0 million or $20.65 per share.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2021, we had the ability to issue up to an additional $65.8 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, up to an aggregate offering price of $50.0 million shares of our common stock. During the six months ended March 31, 2021, we sold 1,829,576 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.03 per share and raised $16.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $16.2 million. As of March 31, 2021, we had a remaining capacity to sell up to an additional $4.6 million of our common stock under the Jefferies Sales Agreement.

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

On March 31, 2021, the closing market price of our common stock was $9.92 per share, a 22.3% premium to our March 31, 2021 NAV per share of $8.11.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $205.0 million plus 50% of all equity and subordinated debt raised after May 1, 2015 less 50% of any equity and subordinated debt retired or redeemed after May 1, 2015, which equates to $324.0 million as of March 31, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of March 31, 2021, and as defined in our Credit Facility, we had a net worth of $457.0 million, asset coverage on our “senior securities representing indebtedness” of 215.5% and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of March 31, 2021. As of March 31, 2021, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

Notes Payable

In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year) beginning July 31, 2021.

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2024 Notes are traded under the ticker symbol “GLADL” on the Nasdaq Global Select Market (“Nasdaq”). The 2024 Notes will mature on November 1, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. The 2024 Notes bear interest at a rate of 5.375% per year, payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $2.1 million per year).

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The redemption amount was $58.1 million, inclusive of accrued interest through the date of redemption. The 2023 Notes would have otherwise matured on November 1, 2023.

The indenture relating to the 2026 Notes and 2024 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2026 Notes and 2024 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2026 Notes and 2024 Notes are recorded at the principal amount, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of March 31, 2021 and September 30, 2020, we had off-balance sheet success fee receivables on our accruing debt investments of $12.2 million and $9.9 million (or approximately $0.36 per common share and $0.31 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of March 31, 2021 and September 30, 2020 to be immaterial.

The following table shows our contractual obligations as of March 31, 2021, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$41,200	$—	$—	$41,200
Notes Payable	—	—	188,813	—	188,813
Interest expense on debt obligations(C)	12,680	19,790	15,311	—	47,781

Total	$12,680	$60,990	$204,124	$—	$277,794

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $43.8 million, at cost, as of March 31, 2021.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2026 Notes, and 2024 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2021.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2021 and September 30, 2020, representing approximately 94.1% and 92.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2021	As of September 30, 2020
Highest	10.0	10.0
Average	5.8	6.3
Weighted Average	6.1	6.5
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2021 and September 30, 2020, representing approximately 5.3% and 5.4%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2021	As of September 30, 2020
Highest	5.0	5.0
Average	4.6	4.7
Weighted Average	4.6	4.7
Lowest	3.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2021 and September 30, 2020, representing approximately 0.6% and 1.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2021	As of September 30, 2020
Highest	5.0	6.0
Average	5.0	5.0
Weighted Average	5.0	4.6
Lowest	5.0	4.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of March 31, 2021, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	86.8%
Fixed rates	13.2

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2021 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2021 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the 6.00% Series 2024 Term Preferred Stock, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

4.4	Third Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of December 15, 2020, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed December 15, 2020.

10.1	Third Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 13, 2021.*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

Date: May 4, 2021