Form 10-Q
period 2021-06-30
GLADSTONE CAPITAL CORP
filed 2021-08-03
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 2, 2021 was 34,304,371.

GLADSTONE CAPITAL CORPORATION

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	June 30, 2021	September 30, 2020
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $433,760 and $427,798, respectively)	$430,674	$401,047
Affiliate investments (Cost of $59,182 and $38,322, respectively)	56,412	33,179
Control investments (Cost of $28,344 and $28,527, respectively)	19,286	16,174
Cash and cash equivalents	1,302	2,420
Restricted cash and cash equivalents	163	49
Interest receivable, net	2,089	3,001
Due from administrative agent	2,128	2,103
Deferred financing costs, net	1,177	372
Other assets, net	1,429	832

TOTAL ASSETS	$514,660	$459,177

LIABILITIES
Borrowings, at fair value (Cost of $23,000 and $128,000, respectively)	$23,000	$127,650
Notes payable, net of unamortized deferred financing costs of $2,350 and $2,428, respectively	186,463	93,885
Accounts payable and accrued expenses	410	377
Interest payable	4,041	1,181
Fees due to Adviser(A)	1,705	1,686
Fee due to Administrator(A)	609	329
Other liabilities	6,047	326

TOTAL LIABILITIES	$222,275	$225,434

Commitments and contingencies(B)

NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 34,304,371 and 31,566,850 shares issued and outstanding, respectively	$34	$32
Capital in excess of par value	392,601	367,125
Cumulative net unrealized depreciation of investments	(14,914)	(44,247)
Cumulative net unrealized appreciation of other	—	350
Over distributed net investment income	(99)	(39)
Accumulated net realized losses	(85,237)	(89,478)

Total distributable loss	(100,250)	(133,414)

TOTAL NET ASSETS	$292,385	$233,743

NET ASSET VALUE PER COMMON SHARE	$8.52	$7.40

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$10,435	$9,100	$30,624	$27,771
Affiliate investments	1,311	1,140	3,285	3,332
Control investments	402	411	1,227	1,246
Cash and cash equivalents	—	1	—	17

Total interest income (excluding PIK interest income)	12,148	10,652	35,136	32,366
PIK interest income
Non-Control/Non-Affiliate investments	598	976	1,578	1,720

Total PIK interest income	598	976	1,578	1,720
Total interest income	12,746	11,628	36,714	34,086
Success fee income
Non-Control/Non-Affiliate investments	202	—	202	350

Total success fee income	202	—	202	350
Dividend income
Non-Control/Non-Affiliate investments	617	—	1,192	166
Control investments	38	49	290	259

Total dividend income	655	49	1,482	425
Prepayment fee income
Non-Control/Non-Affiliate investments	50	33	950	123

Total prepayment fee income	50	33	950	123

Other income	13	19	85	396

Total investment income	13,666	11,729	39,433	35,380

EXPENSES
Base management fee(A)	2,216	1,881	6,313	5,573
Loan servicing fee(A)	1,374	1,463	4,118	4,309
Incentive fee(A)	1,471	1,275	4,219	3,896
Administration fee(A)	369	349	1,056	1,078
Interest expense on borrowings and notes payable	3,057	2,472	8,447	7,591
Amortization of deferred financing costs	300	375	1,056	1,099
Professional fees	302	219	680	671
Other general and administrative expenses	256	280	818	948

Expenses, before credits from Adviser	9,345	8,314	26,707	25,165
Credit to base management fee - loan servicing fee(A)	(1,374)	(1,463)	(4,118)	(4,309)
Credits to fees from Adviser - other(A)	(909)	(1,205)	(2,439)	(4,523)

Total expenses, net of credits	7,062	5,646	20,150	16,333

NET INVESTMENT INCOME	6,604	6,083	19,283	19,047

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	6,452	(107)	4,372	(7,611)
Control investments	—	—	(1)	—
Other	79	—	(1,081)	(1,407)

Total net realized gain (loss)	6,531	(107)	3,290	(9,018)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	1,815	6,484	23,665	(16,762)
Affiliate investments	1,744	3,205	2,373	(1,200)
Control investments	1,270	(708)	3,295	(4,354)
Other	(10)	—	(350)	167

Total net unrealized appreciation (depreciation)	4,819	8,981	28,983	(22,149)

Net realized and unrealized gain (loss)	11,350	8,874	32,273	(31,167)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$17,954	$14,957	$51,556	$(12,120)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.20	$0.59	$0.62

Net increase (decrease) in net assets resulting from operations	$0.53	$0.48	$1.56	$(0.39)

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	33,765,624	31,192,639	32,873,934	30,948,956

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
NET ASSETS, SEPTEMBER 30	$233,743	$249,330
OPERATIONS
Net investment income	6,280	6,417
Net realized gain (loss) on investments	(2,144)	(4,434)
Realized gain (loss) on other	(8)	(1,407)
Net unrealized appreciation (depreciation) of investments	8,495	139
Net unrealized depreciation (appreciation) of other	(320)	(17)

Net increase (decrease) in net assets resulting from operations	12,303	698

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.19 per share and $0.21 per share, respectively)(A)	(6,100)	(6,417)
Distributions to common stockholders from return of capital ($0.01 per share and $0.00 per share, respectively)(A)	(180)	—

Net decrease in net assets from distributions	(6,280)	(6,417)

CAPITAL TRANSACTIONS
Issuance of common stock	7,491	7,315
Discounts, commissions and offering costs for issuance of common stock	(140)	(137)

Net increase (decrease) in net assets resulting from capital transactions	7,351	7,178
NET INCREASE (DECREASE) IN NET ASSETS	13,374	1,459

NET ASSETS, DECEMBER 31	$247,117	$250,789

OPERATIONS
Net investment income	6,399	6,547
Net realized gain (loss) on investments	63	(3,070)
Realized gain (loss) on other	(1,152)	—
Net unrealized appreciation (depreciation) of investments	16,009	(31,436)
Net unrealized depreciation (appreciation) of other	(20)	184

Net increase (decrease) in net assets resulting from operations	21,299	(27,775)

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.18 per share and $0.21 per share, respectively)(A)	(5,714)	(6,547)
Distributions to common stockholders from return of capital ($0.02 per share and $0.00 per share, respectively)(A)	(685)	—

Net decrease in net assets from distributions	(6,399)	(6,547)

CAPITAL TRANSACTIONS
Issuance of common stock	9,037	1,482
Discounts, commissions and offering costs for issuance of common stock	(166)	(26)

Net increase (decrease) in net assets resulting from capital transactions	8,871	1,456
NET INCREASE (DECREASE) IN NET ASSETS	23,771	(32,866)

NET ASSETS, MARCH 31	$270,888	$217,923

OPERATIONS
Net investment income	6,604	6,083
Net realized gain (loss) on investments	6,452	(107)
Realized gain (loss) on other	79	—
Net unrealized appreciation (depreciation) of investments	4,829	8,981
Net unrealized depreciation (appreciation) of other	(10)	—

Net increase (decrease) in net assets resulting from operations	17,954	14,957

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 per share and $0.20 per share, respectively)(A)	(6,579)	(6,083)
Distributions to common stockholders from return of capital ($0.00 per share and $0.00 per share, respectively)(A)	(25)	—

Net decrease in net assets from distributions	(6,604)	(6,083)

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Continued)

(IN THOUSANDS)

(UNAUDITED)

	2021	2020
CAPITAL TRANSACTIONS
Issuance of common stock	10,322	—
Discounts, commissions and offering costs for issuance of common stock	(175)	—

Net increase (decrease) in net assets resulting from capital transactions	10,147	—
NET INCREASE (DECREASE) IN NET ASSETS	21,497	8,874

NET ASSETS, JUNE 30	$292,385	$226,797

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	Nine Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$51,556	$(12,120)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used) in operating activities:
Purchase of investments	(154,290)	(128,004)
Principal repayments on investments	123,833	53,294
Net proceeds from sale of investments	12,821	2,826
Increase in investments due to PIK interest or other	(5,152)	(1,574)
Net change in premiums, discounts and amortization	692	(281)
Net realized loss (gain) on investments	(4,371)	7,622
Net realized loss (gain) on other	1,081	1,407
Net unrealized depreciation (appreciation) of investments	(29,333)	22,316
Net unrealized appreciation (depreciation) of other	350	(167)
Changes in assets and liabilities:
Amortization of deferred financing costs	1,056	1,099
Decrease (increase) in interest receivable, net	912	68
Decrease (increase) in funds due from administrative agent	(25)	(1,729)
Decrease (increase) in other assets, net	(676)	232
Increase (decrease) in accounts payable and accrued expenses	33	33
Increase (decrease) in interest payable	2,860	344
Increase (decrease) in fees due to Adviser(A)	19	(611)
Increase (decrease) in fee due to Administrator(A)	280	268
Increase (decrease) in other liabilities	5,721	109

Net cash provided by (used in) operating activities	7,367	(54,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	199,400	179,800
Repayments on line of credit	(304,400)	(113,200)
Redemption of preferred stock	—	(51,750)
Proceeds from issuance of long term debt	150,000	38,813
Redemption of long term debt	(57,500)	—
Financing costs	(3,036)	(1,677)
Proceeds from issuance of common stock	26,850	8,797
Discounts, commissions and offering costs for issuance of common stock	(402)	(132)
Distributions paid to common stockholders	(19,283)	(19,047)

Net cash provided by (used in) financing activities	(8,371)	41,604

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,004)	(13,264)

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,469	15,748

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,465	$2,484

CASH PAID FOR INTEREST	$5,587	$7,247

NON-CASH ACTIVITIES(B)	$3,495	$—

(A)	Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transaction:

In June 2021, our investment in NetFortris Corp. was restructured. As part of the transaction, approximately $3.5 million of fees and accrued interest were capitalized to the term loan.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 147.3%
Secured First Lien Debt – 98.8%
Aerospace and Defense – 17.9%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,806	$11,806	$11,806
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	19,500	19,500	19,451
SpaceCo Holdings, LLC – Line of Credit, $500 available (L + 6.5%, 7.5% Cash, Due 12/2025)(C)	1,500	1,500	1,498
SpaceCo Holdings, LLC – Term Debt (L + 6.5%, 7.5% Cash, Due 12/2025)(C)	19,750	19,557	19,725

		52,363	52,480
Beverage, Food, and Tobacco – 14.7%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,977
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	24,090
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $7,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	17,000	17,000	17,000

		42,970	43,067
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	700	700	697
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2021)(C)	1,000	1,000	996

		1,700	1,693
Diversified/Conglomerate Manufacturing – 3.4%
Unirac, Inc. – Line of Credit, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	—	—	—
Unirac, Inc. – Delayed Draw Term Loan, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	—	—	—
Unirac, Inc. – Term Debt (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	9,992	9,753	9,992

		9,753	9,992
Diversified/Conglomerate Service – 23.1%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,711	5,694	5,068
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000	1,000	758
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000	29,000	21,968
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	20,052	20,052	20,002
MCG Energy Solutions, LLC – Delayed Draw Term Loan, $3,000 available (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	—	—	—
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	809
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,250	19,250	18,793

		75,825	67,398
Healthcare, Education, and Childcare – 26.9%
ALS Education, LLC – Line of Credit, $4,000 available (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	20,680	20,680	20,783
Effective School Solutions LLC – Line of Credit, $2,000 available (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	—	—	—
Effective School Solutions LLC – Term Debt (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	19,000	19,000	19,048
Effective School Solutions LLC – Delayed Draw Term Loan, $3,200 available (L + 7.8%, 8.8% Cash, Due 12/2025)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	15,991	15,920
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	11,989	11,940
Turn Key Health Clinics, LLC – Line of Credit, $2,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	11,000	11,000	11,000

		78,660	78,691
Machinery – 2.1%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	121
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,854	5,854	5,553
Precision International, LLC – Line of Credit, $500 available (L + 7.5%, 8.5% Cash, Due 9/2021)(C)	—	—	—
Precision International, LLC – Term Debt (10.0% Cash, Due 9/2021)(C)(F)	286	286	284

		6,265	5,958

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 10.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	1,200	1,200	1,124
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)(H)	6,000	6,000	5,618
NetFortris Corp. – Term Debt (L + 9.0%, 4.0% Cash, 7.5% PIK, Due 5/2021)(C)(Q)	26,955	26,437	22,912

		33,637	29,654

Total Secured First Lien Debt		$301,280	$288,933

Secured Second Lien Debt – 32.9%
Automobile – 3.4%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$10,838	$10,838	$9,971
Beverage, Food, and Tobacco – 1.3%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,682	3,702	3,664
Chemicals, Plastics, and Rubber – 3.4%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.5%, 10.5% Cash, Due 5/2024)(C)	10,012	9,985	10,036
Diversified/Conglomerate Manufacturing – 1.5%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,795	4,400
Diversified/Conglomerate Service – 9.5%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,958	2,700
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,062	8,100
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,952	3,780
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	13,195

		27,972	27,775
Healthcare, Education, and Childcare – 1.9%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(C)	3,000	2,973	2,850
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(C)	3,000	2,954	2,850

		5,927	5,700
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.4%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,950
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	798	798	790
Oil and Gas – 8.1%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	27,199	27,199	23,765

Total Secured Second Lien Debt		$101,216	$96,051

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$12
Preferred Equity – 5.6%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	121
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	94
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	958
Diversified/Conglomerate Service – 3.1%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,925

		7,500	8,925
Oil and Gas – 0.4%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,094

		6,982	1,094
Telecommunications – 1.8%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	4,130
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	1,179

		2,813	5,309

Total Preferred Equity		$18,493	$16,501

Common Equity – 10.0%
Aerospace and Defense – 4.0%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$10,455
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,122

		5,283	11,577
Automobile – 0.1%
Sea Link International IRB, Inc. – Common Equity Units(E)(G)	823,333	823	334
Beverage, Food, and Tobacco – 0.5%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,434
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Healthcare, Education, and Childcare – 2.0%
GSM MidCo LLC – Common Stock(E)(G)	767	767	940
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,358	4,981

		2,125	5,921
Machinery – 0.1%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Precision International, LLC – Membership Unit Warrant(E)(G)	33.3%	—	334

		1,500	334
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	139

		499	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	6,290	30	91
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	189
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	189
Textiles and Leather – 3.1%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	9,158

Total Common Equity		$12,573	$29,177

Total Non-Control/Non-Affiliate Investments		$433,760	$430,674

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 19.3%
Secured First Lien Debt – 8.2%
Diversified/Conglomerate Manufacturing – 1.9%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$5,540	$5,540	$5,526
Diversified/Conglomerate Service – 6.3%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	18,500	18,500	18,546

		18,500	18,546

Total Secured First Lien Debt		$24,040	$24,072

Secured Second Lien Debt – 7.8%
Diversified Natural Resources, Precious Metals and Minerals – 7.8%
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	$6,000	$6,000	$5,985
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	8,000	8,000	7,980
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	3,300	3,300	3,292
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	3,000	3,000	2,993
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(C)	2,500	2,500	2,494

		22,800	22,744

Total Secured Second Lien Debt		$22,800	$22,744

Preferred Equity – 2.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.5%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	3,200,000	3,200	$4,470
Diversified Natural Resources, Precious Metals and Minerals – 0.6%
Lignetics, Inc. – Preferred Stock(E)(G)	68,880	1,321	1,646
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	725

Total Preferred Equity		$10,487	$6,841

Common Equity – 0.9%
Diversified Natural Resources, Precious Metals and Minerals – 0.9%
Lignetics, Inc. – Common Stock(E)(G)	152,603	$1,855	$2,619
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Canopy Safety Brands, LLC – Common Stock(E)(G)	500,000	—	136

Total Common Equity		$1,855	$2,755

Total Affiliate Investments		$59,182	$56,412

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

JUNE 30, 2021

(UNAUDITED)

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 6.6%
Secured First Lien Debt – 1.4%
Diversified/Conglomerate Manufacturing – 1.0%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)(Q)	$6,000	$6,000	$2,972
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)(Q)	10,632	10,632	—

		16,632	2,972
Printing and Publishing – 0.4%
TNCP Intermediate HoldCo, LLC – Line of Credit, $700 available (8.0% Cash, Due 9/2021)(E)(F)	1,300	1,300	1,300

Total Secured First Lien Debt		$17,932	$4,272

Secured Second Lien Debt – 2.8%
Automobile – 2.8%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.1%
Automobile – 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$266
Common Equity – 2.3%
Automobile – 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,718
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 1.2%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,448
Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	1,517

Total Common Equity		$2,002	$6,683

Total Control Investments		$28,344	$19,286

TOTAL INVESTMENTS – 173.2%		$521,286	$506,372

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $466.4 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2021, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.0% of total investments, at fair value, as of June 30, 2021.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.10% as of June 30, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)	Fair value was based on the indicative bid price on or near June 30, 2021, offered by the respective syndication agent’s trading desk.
(E)

Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.

(F)	Debt security has a fixed interest rate.
(G)	Security is non-income producing.
(H)	Reserved.
(I)	Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(J)

Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.

(K)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2021.
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

(P)	Debt security does not have a stated interest rate that is payable thereon.
(Q)	Investment maturity date has passed. Investment continues to make applicable interest payments.
(R)	Fair value was based on net asset value provided by the fund as a practical expedient.
(S)	One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.15% as of June 30, 2021.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of June 30, 2021.
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
Automobile – 3.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$8,065	$8,065	$8,065
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.1%
Automobile – 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$254
Common Equity – 1.2%
Automobile – 0.0%
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

JUNE 30, 2021

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Statements and Basis of Presentation

We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2021 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending September 30, 2021 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 10, 2020.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2021, there were no loans on non-accrual status. As of September 30, 2020, loans to B+T Group Acquisition, Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 1.6% of the fair value of all debt investments in our portfolio.

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

As of June 30, 2021 and September 30, 2020, we held six and five OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.2 million and $0.3 million during the three and nine months ended June 30, 2021, respectively, and $46 thousand and $0.3 million during the three and nine months ended June 30, 2020, respectively. The unamortized balance of OID investments as of June 30, 2021 and September 30, 2020 totaled $0.8 million and $0.6 million, respectively. As of each of June 30, 2021 and September 30, 2020, we had seven investments which had a PIK interest component. We recorded PIK interest income of $0.6 million and $1.6 million during the three and nine months ended June 30, 2021, respectively, as compared to $1.0 million and $1.7 million during the three and nine months ended June 30, 2020, respectively. We collected $0 and $3.4 million in PIK interest in cash during the three and nine months ended June 30, 2021, as compared to $0 during the three and nine months ended June 30, 2020.

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

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our revolving credit facility with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

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

As of each of June 30, 2021 and September 30, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2021 and 2020, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of June 30, 2021 and September 30, 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2021:
Secured first lien debt	$317,277		$—	$—		$317,277
Secured second lien debt	126,860		—	—		126,860
Unsecured debt	12		—	—		12
Preferred equity	23,608		—	—		23,608
Common equity/equivalents	33,634	(A)	—	91	(B)	33,543

Total Investments at June 30, 2021	$501,391		$—	$91		$501,300

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Secured first lien debt	$213,468		$—	$—		$213,468
Secured second lien debt	196,986		—	—		196,986
Unsecured debt	4,299		—	—		4,299
Preferred equity	7,000		—	—		7,000
Common equity/equivalents	23,929	(A)	—	48	(B)	23,881

Total Investments as of September 30, 2020	$445,682		$—	$48		$445,634

(A)	Excludes our investment in Leeds with a fair value of $5.0 million and $4.7 million as of June 30, 2021 and September 30, 2020, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2021 and September 30, 2020, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2021		September 30, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$288,933		$199,860
Secured second lien debt	96,051		168,621
Unsecured debt	12		4,299
Preferred equity	16,501		4,677
Common equity/equivalents	24,105	(A)	18,824	(B)

Total Non-Control/Non-Affiliate Investments	$425,602		$396,281

Affiliate Investments
Secured first lien debt	$24,072		$8,658
Secured second lien debt	22,744		20,300
Preferred equity	6,841		2,069
Common equity/equivalents	2,755		2,152

Total Affiliate Investments	$56,412		$33,179

Control Investments
Secured first lien debt	$4,272		$4,950
Secured second lien debt	8,065		8,065
Preferred equity	266		254
Common equity/equivalents	6,683		2,905

Total Control Investments	$19,286		$16,174

Total Investments at Fair Value Using Level 3 Inputs	$501,300		$445,634

(A)

Excludes our investments in Leeds and Funko with fair values of $5.0 million and $0.1 million, respectively, as of June 30, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2021 and September 30, 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2021	September 30, 2020	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2021	September 30, 2020
Secured first lien debt	$301,199	$195,846	Yield Analysis	Discount Rate	7.6% - 28.0% / 12.4%	8.3% - 24.6% / 13.4%
	16,078	17,622	TEV	EBITDA multiple	5.1x – 5.6x / 5.5x	4.8x – 4.8x / 4.8x
				EBITDA	$607 - $9,167 / $8,318	$6,492 - $6,492 / $6,492
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.3x / 0.3x
				Revenue	$10,428 - $10,428 / $10,428	$7,451 - $11,500 / $11,165
Secured second lien debt	97,761	163,141	Yield Analysis	Discount Rate	10.0% - 27.4% / 16.3%	10.5% - 25.1% / 14.5%
	21,034	24,681	Market Quote	IBP	88.0% - 99.5% / 93.6%	77.7% - 98.8% / 89.2%
	8,065	9,164	TEV	EBITDA multiple	5.7x – 5.7x / 5.7x	5.3x – 9.0x / 5.7x
				EBITDA	$3,125 - $3,125 / $3,125	$3,020 - $69,552 / $10,999
Unsecured debt	—	4,282	Yield Analysis	Discount Rate	—	12.6% - 12.6% / 12.6%
	12	17	TEV	Revenue multiple	0.3x – 1.4x / 1.0x	0.3x – 1.4x / 1.0x
				Revenue	$891 - $10,428 / $3,983	$883 - $11,500 / $4,325
Preferred and common equity / equivalents(A)	57,151	30,881	TEV	EBITDA multiple	3.4x – 8.9x / 6.0x	3.0x – 9.2x / 6.0x
				EBITDA	$607 -$66,242 / $11,501	$483 -$88,142 / $16,403
				Revenue multiple	0.3x – 1.4x / 0.9x	0.3x – 1.4x / 0.8x
				Revenue	$891 -$125,119 / $34,866	$883 -$161,232 / $48,273

Total Level 3 Investments, at Fair Value	$501,300	$445,634

(A)

Fair value as of June 30, 2021 excludes our investments in Leeds and Funko with fair values of $5.0 million and $0.1 million, respectively. Fair value as of September 30, 2020 excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both June 30, 2021 and September 30, 2020.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2021 and 2020 for all investments for which we determine fair value using unobservable (Level 3) inputs.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2021	$273,462	$160,257	$13	$15,851	$38,459	$488,042
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	6,434	6,434
Net unrealized appreciation (depreciation)(B)	(593)	1,198	(1)	6,557	6,363	13,524
Reversal of prior period net depreciation (appreciation) on realization(B)	50	(553)	—	—	(8,685)	(9,188)
New investments, repayments and settlements: (C)
Issuances/originations	53,385	2,678	—	1,200	—	57,263
Settlements/repayments	(9,027)	(36,720)	—	—	—	(45,747)
Net proceeds from sales	—	—	—	—	(9,028)	(9,028)

Fair Value as of June 30, 2021	$317,277	$126,860	$12	$23,608	$33,543	$501,300

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine months ended June 30, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	4,041	4,041
Net unrealized appreciation (depreciation)(B)	1,495	4,397	(5)	6,310	22,646	34,843
Reversal of prior period net depreciation (appreciation) on realization(B)	70	(763)	133	—	(5,735)	(6,295)
New investments, repayments and settlements: (C)
Issuances/originations	144,799	3,232	113	10,298	1,000	159,442
Settlements/repayments	(22,555)	(96,992)	(4,528)	—	—	(124,075)
Net proceeds from sales	—	—	—	—	(12,290)	(12,290)
Transfers	(20,000)	20,000	—	—	—	—

Fair Value as of June 30, 2021	$317,277	$126,860	$12	$23,608	$33,543	$501,300

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Three months ended June 30, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2020	$187,597	$174,822	$3,969	$7,088	$20,462	$393,938
Total gains (losses):
Net realized gain (loss)(A)	(92)	(40)	—	—	25	(107)
Net unrealized appreciation (depreciation)(B)	(87)	4,407	(30)	1,015	3,057	8,362
Reversal of prior period net depreciation (appreciation) on realization(B)	534	458	—	—	—	992
New investments, repayments and settlements: (C)
Issuances/originations	25,528	30,559	203	250	—	56,540
Settlements/repayments	(7,372)	(9,789)	—	—	—	(17,161)
Net proceeds from sales	93	40	—	—	(26)	107

Fair Value as of June 30, 2020	$206,201	$200,457	$4,142	$8,353	$23,518	$442,671

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Nine months ended June 30, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized gain (loss)(A)	(4,232)	(4,449)	—	(1,449)	2,533	(7,597)
Net unrealized appreciation (depreciation)(B)	(14,568)	(10,156)	(201)	(5,522)	65	(30,382)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,647	4,745	—	1,449	(2,550)	8,291
New investments, repayments and settlements: (C)
Issuances/originations	67,088	56,709	410	4,021	1,350	129,578
Settlements/repayments	(25,040)	(27,973)	—	—	—	(53,013)
Net proceeds from sales	93	40	—	—	(2,984)	(2,851)

Fair Value as of June 30, 2020	$206,201	$200,457	$4,142	$8,353	$23,518	$442,671

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of June 30, 2021 and September 30, 2020, we held 39 and 37 proprietary investments with an aggregate fair value of $476.0 million and $411.5 million, or 94.0% and 91.4% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2021:

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•

In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity. In April 2021, we invested an additional $12.5 million in Encore Dredging Holdings, LLC, through a combination of secured first lien debt and equity.

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

•

In May 2021, AG Transportation Holdings, LLC was sold, which resulted in success fee income of $0.2 million and a net realized gain on our investment of approximately $5.3 million. In connection with the sale, we received net cash proceeds of approximately $19.5 million, including the repayment of our debt investment of $13.0 million at par.

•	In June 2021, we invested $17.0 million in Eegee’s LLC through secured first lien debt.

•	In June 2021, we invested $11.0 million in Turn Key Health Clinics, LLC through secured first lien debt.

•	In June 2021, we invested $10.0 million in Unirac, Inc. through secured first lien debt.

•

In June 2021, American Trailer Rental Group LLC was sold, which resulted in a realized gain on our investment of approximately $1.1 million. In connection with the sale, we received net cash proceeds of approximately $20.1 million, including the repayment of our debt investment of $18.0 million at par.

Syndicated Investments

As of June 30, 2021 and September 30, 2020, we held eight and 11 syndicated investments with an aggregate fair value of $30.3 million and $38.9 million, or 6.0% and 8.6% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the nine months ended June 30, 2021:

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

•	In May 2021, our investment in Drive Chassis Holdco, LLC paid off at par for net proceeds of $5.1 million. In conjunction with the payoff, we received a prepayment fee of $50 thousand.

Investment Concentrations

As of June 30, 2021, our investment portfolio consisted of investments in 47 portfolio companies located in 24 states in 16 different industries, with an aggregate fair value of $506.4 million. The five largest investments at fair value as of June 30, 2021 totaled $135.7 million, or 26.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2020 totaling $130.3 million, or 28.9% of our total investment portfolio. As of June 30, 2021 and September 30, 2020, our average investment by obligor was $11.1 million and $10.3 million at cost, respectively.

The following table outlines our investments by security type as of June 30, 2021 and September 30, 2020:

	June 30, 2021				September 30, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$343,252	65.8%	$317,277	62.7%	$241,008	48.7%	$213,468	47.4%
Secured second lien debt	132,081	25.3	126,860	25.0	205,841	41.6	196,986	43.7
Unsecured debt	293	0.1	12	0.0	4,708	1.0	4,299	1.0

Total debt investments	475,626	91.2	444,149	87.7	451,557	91.3	414,753	92.1
Preferred equity	29,230	5.6	23,608	4.7	18,932	3.8	7,000	1.5
Common equity/equivalents	16,430	3.2	38,615	7.6	24,158	4.9	28,647	6.4

Total equity investments	45,660	8.8	62,223	12.3	43,090	8.7	35,647	7.9

Total Investments	$521,286	100.0%	$506,372	100.0%	$494,647	100.0%	$450,400	100.0%

Our investments at fair value consisted of the following industry classifications as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$127,126	25.1%	$92,960	20.6%
Healthcare, Education, and Childcare	90,312	17.8	64,155	14.3
Aerospace and Defense	64,057	12.7	37,460	8.3
Beverage, Food, and Tobacco	48,259	9.5	29,171	6.5
Telecommunications	35,152	7.0	27,994	6.2
Diversified Natural Resources, Precious Metals, and Minerals	27,009	5.3	24,014	5.3
Oil and Gas	24,998	4.9	24,725	5.5
Diversified/Conglomerate Manufacturing	22,890	4.5	43,995	9.8
Automobile	20,475	4.0	18,149	4.0
Machinery	10,530	2.1	10,264	2.3
Chemicals, Plastics, and Rubber	10,036	2.0	13,715	3.0
Home and Office Furnishings, Housewares, and Durable Consumer Products	9,950	2.0	9,675	2.2
Textiles and Leather	9,158	1.8	5,905	1.3
Cargo Transportation	—	—	34,542	7.7
Hotels, Motels, Inns, and Gaming	—	—	8,052	1.8
Other, < 2.0%	6,420	1.3	5,624	1.2

Total Investments	$506,372	100.0%	$450,400	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of June 30, 2021 and September 30, 2020:

	June 30, 2021		September 30, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$224,443	44.3%	$214,808	47.7%
West	149,354	29.5	138,746	30.8
Midwest	84,511	16.7	56,106	12.5
Northeast	48,064	9.5	40,740	9.0

Total Investments	$506,372	100.0%	$450,400	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2021:

		Amount
For the remaining three months ending September 30:	2021(A)	$48,322
For the fiscal years ending September 30:	2022	72,756
	2023	32,444
	2024	46,080
	2025	95,525
	Thereafter	181,899

	Total contractual repayments	$477,026
	Adjustments to cost basis of debt investments	(1,400)
	Investments in equity securities	45,660

	Investments held as of June 30, 2021 at cost:	$521,286

(A)	Includes debt investments with contractual principal amounts totaling $43.6 million for which the maturity date has passed as of June 30, 2021.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2021 and September 30, 2020, we had gross receivables from portfolio companies of $0.2 million and $0.4 million, respectively. The allowance for uncollectible receivables was $0 and $11 thousand as of June 30, 2021 and September 30, 2020, respectively.

NOTE 4. RELATED PARTY TRANSACTIONS

Transactions with the Adviser

We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2022.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Average total assets subject to base management fee(A)	$506,514	$429,943	$480,990	$424,610
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%

Base management fee(B)	$2,216	$1,881	$6,313	$5,573
Portfolio company fee credit	(821)	(675)	(1,747)	(1,290)
Syndicated loan fee credit	(73)	(92)	(241)	(314)

Net Base Management Fee	$1,322	$1,114	$4,325	$3,969

Loan servicing fee(B)	1,374	1,463	4,118	4,309
Credit to base management fee - loan servicing fee(B)	(1,374)	(1,463)	(4,118)	(4,309)

Net Loan Servicing Fee	$—	$—	$—	$—

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020

Incentive fee(B)	1,471	1,275	4,219	3,896
Incentive fee credit	(15)	(438)	(451)	(2,919)

Net Incentive Fee	$1,456	$837	$3,768	$977

Portfolio company fee credit	(821)	(675)	(1,747)	(1,290)
Syndicated loan fee credit	(73)	(92)	(241)	(314)
Incentive fee credit	(15)	(438)	(451)	(2,919)

Credits to Fees From Adviser - other(B)	$(909)	$(1,205)	$(2,439)	$(4,523)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $23 thousand and $38 thousand for the three and nine months ended June 30, 2021 and 2020, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2021 and 2020.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2021, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2021.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and nine months ended June 30, 2021 and 2020.

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

Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2022.

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million during the three months ended June 30, 2021 and 2020. Gladstone Securities received fees from portfolio companies totaling $0.7 million during the nine months ended June 30, 2021 and 2020.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2021	September 30, 2020
Base management fee due to Adviser	$(53)	$95
Loan servicing fee due to Adviser	302	355
Incentive fee due to Adviser	1,456	1,236

Total fees due to Adviser	1,705	1,686

Fee due to Administrator	609	329

Total Related Party Fees Due	$2,314	$2,015

In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2021 and September 30, 2020, totaled $27 thousand and $31 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $12 thousand and $0 as of June 30, 2021 and September 30, 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2021 and September 30, 2020.

NOTE 5. BORROWINGS

Revolving Credit Facility

On May 13, 2021, we, through Business Loan, amended and restated the Credit Facility to, among other things, (i) decrease the commitment amount from $205.0 million to $175.0 million, (ii) extend the revolving period end date to October 31, 2023, (iii) extend the maturity date to October 31, 2025 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date), (iv) reduce the interest rate margin to 2.70% during the revolving period and 3.25% thereafter, with a LIBOR floor of 0.35%, (v) revise the unused fee to include an additional fee tier of 0.35% per annum on the daily undrawn amounts if the average unused amount is equal to or less than 35% during the applicable period and (vi) add customary LIBOR replacement language. We incurred fees of approximately $1.1 million in connection with this amendment and restatement, which are being amortized through our Credit Facility’s revolving period end date of October 31, 2023.

The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2021	September 30, 2020
Commitment amount	$175,000	$180,000
Borrowings outstanding, at cost	23,000	128,000
Availability(A)	131,446	17,641

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2021	2020	2021	2020
Weighted average borrowings outstanding, at cost	$28,119	$117,053	$67,667	$98,195
Weighted average interest rate(B)	8.7%	3.7%	4.7%	4.7%
Commitment (unused) fees incurred	$408	$90	$832	$463

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2021 and September 30, 2020.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $328.8 million as of June 30, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2021, and as defined in our Credit Facility, we had a net worth of $477.7 million, asset coverage on our “senior securities representing indebtedness” of 233.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2021. As of June 30, 2021, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.95% per annum, plus a 1.00% unused commitment fee. As of September 30, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.20% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2021 and September 30, 2020, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2021 and September 30, 2020, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2021 and 2020:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2021	September 30, 2020
Credit Facility	$23,000	$127,650

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2021	2020
Fair value as of March 31, 2021 and 2020, respectively	$41,190	$92,100
Borrowings	41,800	62,600
Repayments	(60,000)	(21,200)
Net unrealized appreciation(A)	10	—

Fair Value as of June 30, 2021 and 2020, respectively	$23,000	$133,500

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2021	2020
Fair value as of September 30, 2020 and 2019, respectively	$127,650	$67,067
Borrowings	199,400	179,800
Repayments	(304,400)	(113,200)
Net unrealized appreciation(A)	350	(167)

Fair Value as of June 30, 2021 and 2020, respectively	$23,000	$133,500

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2021 and 2020.

The fair value of the collateral under our Credit Facility totaled approximately $466.4 million and $412.5 million as of June 30, 2021 and September 30, 2020, respectively.

Notes Payable

In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year).

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

The fair value, based on the last quoted closing price, of the 2024 Notes as of June 30, 2021 and September 30, 2020 was $39.7 million and $38.7 million, respectively. We consider the trading price of the 2024 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2026 Notes as of June 30, 2021 was $155.5 million. We consider the 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.

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

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2021, we had the ability to issue up to an additional $55.5 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we had the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $50.0 million. During the nine months ended June 30, 2021, we sold 2,082,269 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.21 per share and raised $19.2 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $18.8 million.

In May 2021, we entered into a new equity distribution agreement with Jefferies LLC (the “New Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the three months ended June 30, 2021, we sold 655,252 shares of our common stock under the New Jefferies Sales Agreement, at a weighted-average price of $11.71 per share and raised $7.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.5 million. As of June 30, 2021, we had a remaining capacity to sell up to an additional $52.3 million of our common stock under the New Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$17,954	$14,957	$51,556	$(12,120)
Denominator: basic and diluted weighted average common share	33,765,624	31,192,639	32,873,934	30,948,956

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.53	$0.48	$1.56	$(0.39)

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

The federal income tax characteristics of all distributions will be reported to stockholders on the IRS Form 1099 after the end of each calendar year. Estimates of tax characterization made on a quarterly basis may not be representative of the actual tax characterization of cash distributions for the full year. Estimates made on a quarterly basis are updated as of each interim reporting date.

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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	January 12, 2021	January 22, 2021	January 29, 2021	0.065
	January 12, 2021	February 17, 2021	February 26, 2021	0.065
	January 12, 2021	March 18, 2021	March 31, 2021	0.065
	April 13, 2021	April 23, 2021	April 30, 2021	0.065
	April 13, 2021	May 19, 2021	May 28, 2021	0.065
	April 13, 2021	June 18, 2021	June 30, 2021	0.065

		Nine Months Ended June 30, 2021:		$0.585

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07
	January 14, 2020	January 24, 2020	January 31, 2020	0.07
	January 14, 2020	February 19, 2020	February 28, 2020	0.07
	January 14, 2020	March 20, 2020	March 31, 2020	0.07
	April 14, 2020	April 24, 2020	April 30, 2020	0.065
	April 14, 2020	May 19, 2020	May 29, 2020	0.065
	April 14, 2020	June 19, 2020	June 30, 2020	0.065

		Nine Months Ended June 30, 2020:		$0.615

Aggregate distributions declared and paid to our common stockholders were approximately $19.3 million and $19.0 million for the nine months ended June 30, 2021 and 2020, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2020, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $0.4 million.

For the nine months ended June 30, 2021 and the fiscal year ended September 30, 2020, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2021	Year Ended September 30, 2020
Undistributed net investment income	$(60)	$(175)
Accumulated net realized losses	950	2,610
Capital in excess of par value	(890)	(2,435)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2021 and September 30, 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0 as of June 30, 2021 and September 30, 2020, respectively.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2021 and September 30, 2020 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2021 and September 30, 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2021	September 30, 2020
Unused line of credit commitments	$27,000	$18,896
Delayed draw term loans	22,984	8,030
Uncalled capital commitment	843	843

Total	$50,827	$27,769

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Per Common Share Data:
Net asset value at beginning of period(A)	$8.11	$6.99	$7.40	$8.22

Income from operations(B)
Net investment income	0.20	0.20	0.59	0.62
Net realized and unrealized gain (loss) on investments	0.33	0.28	1.02	(0.97)
Net realized and unrealized gain (loss) on other	—	—	(0.05)	(0.04)

Total from operations	0.53	0.48	1.56	(0.39)

Distributions to common stockholders from(B)(C)
Net investment income	(0.20)	(0.20)	(0.56)	(0.62)
Return of capital	—	—	(0.03)	—

Total distributions	(0.20)	(0.20)	(0.59)	(0.62)

Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.08	—	0.15	0.06

Total capital share transactions	0.08	—	0.15	0.06

Net asset value at end of period(A)	$8.52	$7.27	$8.52	$7.27

Per common share market value at beginning of period	$9.92	$5.62	$7.41	$9.75
Per common share market value at end of period	11.43	7.31	11.43	7.31
Total return(E)	17.23%	33.99%	64.02%	(19.12)%
Common stock outstanding at end of period(A)	34,304,371	31,192,639	34,304,371	31,192,639
Statement of Assets and Liabilities Data:
Net assets at end of period	$292,385	$226,797	$292,385	$226,797
Average net assets(F)	279,709	221,040	263,897	236,999
Senior Securities Data:
Borrowings under Credit Facility, at cost	23,000	133,500	23,000	133,500
Long term debt	188,813	96,313	188,813	96,313
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	10.10%	10.22%	10.18%	9.19%
Ratio of net investment income to average net assets – annualized(I)	9.44%	11.01%	9.74%	10.72%

(A)	Based on actual shares outstanding at the end of the corresponding period.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)	During the three and nine months ended June 30, 2021 and 2020, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 13.40% and 13.53% for the three and nine months ended June 30, 2021, respectively, and 15.11% and 14.22% for the three and nine months ended June 30, 2020, respectively.

(I)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.20% and 6.45% for the three and nine months ended June 30, 2021, respectively, and 6.21% and 5.77% for the three and nine months ended June 30, 2020, respectively.

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

We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the nine month period ended June 30, 2021. We had one unconsolidated subsidiary, Defiance, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X as of or during the nine month period ended June 30, 2020. Accordingly, summarized, comparative financial information is presented below for our unconsolidated significant subsidiary for the nine months ended June 30, 2021 and 2020.

	Nine Months Ended June 30,
Income Statement	2021	2020
Net sales	$26,643	$17,205
Gross profit	3,874	1,166
Net gain (loss)	614	(1,161)

NOTE 13. SUBSEQUENT EVENTS

Portfolio Activity

In July 2021, we invested an additional $6.2 million in Lignetics, Inc., an existing portfolio company, through secured second lien debt.

Distributions and Dividends

In July 2021, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 23, 2021	July 30, 2021	$0.065
August 23, 2021	August 31, 2021	0.065
September 22, 2021	September 30, 2021	0.065

	Total for the Quarter:	$0.195

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $7 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2021, our investment portfolio was made up of approximately 91.2% debt investments and 8.8% equity investments, at cost.

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

During the nine months ended June 30, 2021, we invested $139.0 million in eight new portfolio companies and extended $15.3 million in investments to existing portfolio companies. In addition, during the nine months ended June 30, 2021, we exited nine portfolio companies through early payoffs. We received a total of $136.5 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the nine months ended June 30, 2021. This activity resulted in a net decrease in our overall portfolio by one portfolio company (to 47) and a net increase of $26.6 million in our portfolio at cost since September 30, 2020. From our initial public offering in August 2001 through June 30, 2021, we have made 569 different loans to, or investments in, 254 companies for a total of approximately $2.2 billion, before giving effect to principal repayments on investments and divestitures.

During the nine months ended June 30, 2021, the following significant transactions occurred:

Proprietary Investments

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•

In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity. In April 2021, we invested an additional $12.5 million in Encore Dredging Holdings, LLC, through a combination of secured first lien debt and equity.

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

•

In May 2021, AG Transportation Holdings, LLC was sold, which resulted in success fee income of $0.2 million and a net realized gain on our investment of approximately $5.3 million. In connection with the sale, we received net cash proceeds of approximately $19.5 million, including the repayment of our debt investment of $13.0 million at par.

•	In June 2021, we invested $17.0 million in Eegee’s LLC through secured first lien debt.

•	In June 2021, we invested $11.0 million in Turn Key Health Clinics, LLC through secured first lien debt.

•	In June 2021, we invested $10.0 million in Unirac, Inc. through secured first lien debt.

•

In June 2021, American Trailer Rental Group LLC was sold, which resulted in a realized gain on our investment of approximately $1.1 million. In connection with the sale, we received net cash proceeds of approximately $20.1 million, including the repayment of our debt investment of $18.0 million at par.

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

•	In May 2021, our investment in Drive Chassis Holdco, LLC paid off at par for net proceeds of $5.1 million. In conjunction with the payoff, we received a prepayment fee of $50 thousand.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common stock and debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2023, and currently have a total commitment amount of $175.0 million. We sold 2,737,521 and 846,716 common shares under our at-the-market program during the nine months ended June 30, 2021 and 2020, respectively. In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of our 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment, and in November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of our 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

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

On June 30, 2021, the closing market price of our common stock was $11.43 per share, a 34.2% premium to our June 30, 2021 NAV per share of $8.52.

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

As of June 30, 2021, our asset coverage on our “senior securities representing indebtedness” was 233.8%.

Recent Developments

Distributions

In July 2021, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 23, 2021	July 30, 2021	$0.065
August 23, 2021	August 31, 2021	0.065
September 22, 2021	September 30, 2021	0.065

	Total for the Quarter:	$0.195

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

COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the continuing COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that have proven to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies effectively and efficiently responded to the challenges posed by COVID-19 and related orders imposed by state and local governments including paused or reversed reopening orders, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,746	$11,628	$1,118	9.6%
Success fee, dividend, and other income	920	101	819	810.9

Total investment income	13,666	11,729	1,937	16.5

EXPENSES
Base management fee	2,216	1,881	335	17.8
Loan servicing fee	1,374	1,463	(89)	(6.1)
Incentive fee	1,471	1,275	196	15.4
Administration fee	369	349	20	5.7
Interest expense on borrowings and notes payable	3,057	2,472	585	23.7
Amortization of deferred financing costs	300	375	(75)	(20.0)
Other expenses	558	499	59	11.8

Expenses, before credits from Adviser	9,345	8,314	1,031	12.4
Credit to base management fee – loan servicing fee	(1,374)	(1,463)	89	(6.1)
Credits to fees from Adviser – other	(909)	(1,205)	296	(24.6)

Total expenses, net of credits	7,062	5,646	1,416	25.1

NET INVESTMENT INCOME	6,604	6,083	521	8.6

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	6,452	(107)	6,559	NM
Net realized gain (loss) on other	79	—	79	NM
Net unrealized appreciation (depreciation) of investments	4,829	8,981	(4,152)	(46.2)
Net unrealized appreciation of other	(10)	—	(10)	NM

Net gain (loss) from investments and other	11,350	8,874	2,476	27.9

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$17,954	$14,957	$2,997	20.0%

NM = Not Meaningful

Investment Income

Interest income increased by 9.6% for the three months ended June 30, 2021, as compared to the prior year period. During the three months ended June 30, 2021, we received $0.6 million of past due interest from B+T Group Acquisition, Inc. (“B+T”) which was previously on non-accrual status and contributed to the increase in interest income period over period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2021, was $463.6 million, compared to $429.0 million for the three months ended June 30, 2020, an increase of $34.6 million, or 8.1%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.5% for the three months ended June 30, 2021, compared to 10.9% for the three months ended June 30, 2020, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by a decrease in LIBOR over the two respective periods and competitive marketplace conditions.

As of June 30, 2021, there were no loans on non-accrual status. As of September 30, 2020, loans to one portfolio company, B+T, were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio.

Other income increased by 810.9% during the three months ended June 30, 2021, as compared to the prior year period, primarily due to increases in dividend income and success fees received, period over period.

As of June 30, 2021 and September 30, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $1.4 million, or 25.1%, for the three months ended June 30, 2021, as compared to the prior year period. This increase was primarily due to a $0.6 million increase in the net incentive fee earned by the Adviser and a $0.6 million increase in interest expense on borrowings and notes payable.

Total interest expense on borrowings and notes payable increased by $0.6 million, or 23.7%, during the three months ended June 30, 2021, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our debt financing. Interest expense on our notes payable increased by $1.0 million period over period with the issuance of the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2023 Notes in January 2021. Interest expense on our Credit Facility decreased by $0.5 million, period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $28.1 million during the three months ended June 30, 2021, as compared to $117.1 million in the prior year period, a decrease of 76.0%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 8.7% during the three months ended June 30, 2021, compared to 3.7% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.3 million increase in unused commitment during the three months ended June 30, 2021 as compared to the prior year period.

The net base management fee earned by the Adviser increased by $0.2 million, or 18.7%, for the three months ended June 30, 2021, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee, partially offset by an increase in credits to the base management fee from the Adviser period over period driven by an increase in new deal activity.

The income-based incentive fee increased by $0.2 million, or 15.4%, for the three months ended June 30, 2021, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period. During the three months ended June 30, 2021 and 2020, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $15 thousand and $0.4 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2021	2020
Average total assets subject to base management fee(A)	$506,514	$429,943
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%

Base management fee(B)	$2,216	$1,881
Portfolio company fee credit	(821)	(675)
Syndicated loan fee credit	(73)	(92)

Net Base Management Fee	$1,322	$1,114

Loan servicing fee(B)	1,374	1,463
Credit to base management fee - loan servicing fee(B)	(1,374)	(1,463)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	1,471	1,275
Incentive fee credit	(15)	(438)

Net Incentive Fee	$1,456	$837

Portfolio company fee credit	(821)	(675)
Syndicated loan fee credit	(73)	(92)
Incentive fee credit	(15)	(438)

Credits to Fees From Adviser - other(B)	$(909)	$(1,205)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the three months ended June 30, 2021, we recorded a net realized gain on investments of $6.5 million, which resulted primarily from a $5.3 million realized gain recognized on the sale of our investment in AG Transportation Holdings, LLC in May 2021 and a $1.1 million realized gain recognized on the sale of our investment in American Trailer Rental Group LLC in June 2021.

For the three months ended June 30, 2020, we recorded a net realized loss on investments of $0.1 million, which resulted primarily from the sale of our investment in Travel Sentry, Inc. in May 2020 for a $0.1 million realized loss.

Net Unrealized Appreciation (Depreciation) of Investments

During the three months ended June 30, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $4.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2021 were as follows:

	Three Months Ended June 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
B+T Group Acquisition Inc.	$—	$4,383	$—	$4,383
Antenna Research Associates, Inc.	—	2,302	—	2,302
Targus Cayman HoldCo, Ltd.	—	2,210	—	2,210
MCG Energy Solutions, LLC	—	1,875	—	1,875
Encore Dredging Holdings, LLC	—	1,356	—	1,356
Defiance Integrated Technologies, Inc.	—	1,124	—	1,124
Imperative Holdings Corporation	—	755	—	755
Leeds Novamark Capital I, L.P.	—	493	—	493
Triple H Food Processors, LLC	—	351	—	351
PIC 360, LLC	—	250	—	250
American Trailer Rental Group LLC	1,143	—	(1,042)	101
NetFortris Corp.	—	(1,506)	—	(1,506)
AG Transportation Holdings, LLC	5,291	—	(7,934)	(2,643)
Other, net (<$500)	18	431	(219)	230

Total:	$6,452	$14,024	$(9,195)	$11,281

The primary driver of net unrealized appreciation of $4.8 million for the three months ended June 30, 2021 was the improvement in the financial and operational performance across a number of our portfolio companies and an increase in comparable transaction multiples used to estimate the fair value of several of our portfolio companies, partially offset by the reversal of unrealized depreciation associated with the exit of our investment in AG Transportation Holdings, LLC.

During the three months ended June 30, 2020, we recorded net unrealized appreciation of investments in the aggregate amount of $9.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2020 were as follows:

	Three Months Ended June 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Lignetics, Inc.	$—	$1,960	$—	$1,960
Targus Cayman HoldCo, Ltd.	—	1,671	—	1,671
Edge Adhesives Holdings, Inc.	—	1,133	—	1,133
EL Academies, Inc.	—	1,025	—	1,025
Drive Chassis Holdco, LLC	—	818	—	818
Vertellus Holdings LLC	—	750	—	750
Medical Solutions Holdings, Inc.	—	596	—	596
8th Avenue Food & Provisions, Inc.	—	480	—	480
Travel Sentry, Inc.	(92)	—	534	442
R2i Holdings, LLC	—	425	—	425
Antenna Research Associates, Inc.	—	391	—	391
DiscoverOrg, LLC	—	—	336	336
Universal Survey Center, Inc.	—	315	—	315
AG Transportation Holdings, LLC	—	311	—	311
GFRC Holdings, LLC	—	296	—	296
Phoenix Aromas & Essential Oils, LLC	—	286	—	286
Café Zupas	—	259	—	259
Vision Government Solutions, Inc.	—	233	—	233
Arc Drilling Holdings LLC	—	221	—	221
Keystone Acquisition Corp.	—	198	—	198
Prophet Brand Strategy	—	195	—	195
Total Safety Holdings, LLC	—	162	—	162
Vacation Rental Pros Property Management, LLC	—	146	—	146
Tailwind Smith Cooper Intermediate Corporation	—	146	—	146
LWO Acquisitions Company LLC	—	(347)	—	(347)
Sea Link International IRB, Inc.	—	(353)	—	(353)
NetFortris Corp.	—	(356)	—	(356)
Leeds Novamark Capital I, L.P.	—	(388)	—	(388)
Defiance Integrated Technologies, Inc.	—	(571)	—	(571)
Imperative Holdings Corporation	—	(719)	—	(719)
ENET Holdings, LLC	—	(1,325)	—	(1,325)
Other, net (<$500)	(15)	31	122	138

Total:	$(107)	$7,989	$992	$8,874

In March 2020, the U.S. loan market exhibited a heightened level of volatility and wider credit spreads associated with the uncertainty and potentially adverse economic ramifications of the rapid spread of COVID-19 which contributed to net unrealized depreciation of investments of $31.4 million for the three months ended March 31, 2020. Through June 2020, credit spreads tightened in the U.S. loan markets. The decrease in market spreads for comparable loan investments was the primary driver of the net unrealized appreciation of investments of $9.0 million for the three months ended June 30, 2020. The increase in comparable multiples used to estimate the fair value of several of our portfolio companies also impacted the total net unrealized appreciation, partially offset by decreased performance in certain of our portfolio companies. In part, the performance of certain of our portfolio companies was driven by the impact COVID-19 had or was expected to have on our portfolio companies and the markets in which they operate.

Comparison of the Nine Months Ended June 30, 2021 to the Nine Months Ended June 30, 2020

	For the Nine Months Ended June 30,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$36,714	$34,086	$2,628	7.7%
Success fee, dividend, and other income	2,719	1,294	1,425	110.1

Total investment income	39,433	35,380	4,053	11.5

EXPENSES
Base management fee	6,313	5,573	740	13.3
Loan servicing fee	4,118	4,309	(191)	(4.4)
Incentive fee	4,219	3,896	323	8.3
Administration fee	1,056	1,078	(22)	(2.0)
Interest expense on borrowings and notes payable	8,447	7,591	856	11.3
Amortization of deferred financing costs	1,056	1,099	(43)	(3.9)
Other expenses	1,498	1,619	(121)	(7.5)

Expenses, before credits from Adviser	26,707	25,165	1,542	6.1
Credits to base management fee – loan servicing fee	(4,118)	(4,309)	191	(4.4)
Credits to fees from Adviser – other	(2,439)	(4,523)	2,084	(46.1)

Total expenses, net of credits	20,150	16,333	3,817	23.4

NET INVESTMENT INCOME	19,283	19,047	236	1.2

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	4,371	(7,611)	11,982	(157.4)
Net realized gain (loss) on other	(1,081)	(1,407)	326	(23.2)
Net unrealized appreciation (depreciation) of investments	29,333	(22,316)	51,649	(231.4)
Net unrealized appreciation of other	(350)	167	(517)	(309.6)

Net gain (loss) from investments and other	32,273	(31,167)	63,440	(203.5)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$51,556	$(12,120)	$63,676	(525.4)%

Investment Income

Interest income increased by 7.7% for the nine months ended June 30, 2021, as compared to the prior year period. During the nine months ended June 30, 2021, we received $0.6 million of past due interest from B+T which was previously on non-accrual status and contributed to the increase in interest income period over period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2021 was $454.5 million, compared to $411.5 million for the nine months ended June 30, 2020, an increase of $43.0 million, or 10.4%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.6% for the nine months ended June 30, 2021, compared to 11.1% for the nine months ended June 30, 2020, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in LIBOR over the two respective periods and competitive marketplace conditions.

As of June 30, 2021, there were no loans on non-accrual status. As of September 30, 2020, loans to one portfolio company, B+T, were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio.

Other income increased by 110.1% during the nine months ended June 30, 2021, as compared to the prior year period primarily due to increases in dividend income and prepayment fee income, period over period.

As of June 30, 2021 and September 30, 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased by $3.8 million, or 23.4%, for the nine months ended June 30, 2021, as compared to the prior year period. This increase was primarily due to a $2.1 million decrease in fee credits granted by the Adviser.

Total interest expense on borrowings and notes payable increased by $0.9 million, or 11.3%, during the nine months ended June 30, 2021, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our overall debt financing. Interest expense on our notes payable increased by $1.9 million period over period with the issuance of the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2023 Notes in January 2021. Interest expense on our Credit Facility decreased by $1.1 million period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility and a decrease in LIBOR, period over period, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $67.7 million during the nine months ended June 30, 2021, as compared to $98.2 million in the prior year period, a decrease of 31.1%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 4.7% during both the nine months ended June 30, 2021 and 2020.

The net base management fee earned by the Adviser increased by $0.4 million, or 9.0%, during the nine months ended June 30, 2021, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee period over period.

The income-based incentive fee increased by $0.3 million, or 8.3%, for the nine months ended June 30, 2021, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period, partially offset by the increased hurdle rate as compared to the prior year period. The hurdle rate was 2.0% for the nine months ended June 30, 2021, as compared to 1.75% for the six months ended March 31, 2020 and 2.0% for the three months ended June 30, 2020. During the nine months ended June 30, 2021 and 2020, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.5 million and $2.9 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2021	2020
Average total assets subject to base management fee(A)	$480,990	$424,610
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%

Base management fee(B)	$6,313	$5,573
Portfolio company fee credit	(1,747)	(1,290)
Syndicated loan fee credit	(241)	(314)

Net Base Management Fee	$4,325	$3,969

Loan servicing fee(B)	4,118	4,309
Credits to base management fee - loan servicing fee(B)	(4,118)	(4,309)

Net Loan Servicing Fee	$—	$—

Incentive fee(B)	4,219	3,896
Incentive fee credit	(451)	(2,919)

Net Incentive Fee	$3,768	$977

Portfolio company fee credit	(1,747)	(1,290)
Syndicated loan fee credit	(241)	(314)
Incentive fee credit	(451)	(2,919)

Credit to Fees From Adviser - other(B)	$(2,439)	$(4,523)

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

Net Realized and Unrealized Gain (Loss)

Net Realized Gain (Loss) on Investments

For the nine months ended June 30, 2021, we recorded a net realized gain on investments of $4.4 million, which resulted primarily from a $5.3 million realized gain recognized on the sale of our investment in AG Transportation Holdings, LLC in May 2021 and a $1.1 million realized gain recognized on the sale of our investment in American Trailer Rental Group LLC in June 2021, partially offset by a realized loss of $2.4 million recognized on our investment in Edmentum Ultimate Holdings, LLC.

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

Net Unrealized Appreciation (Depreciation) of Investments

During the nine months ended June 30, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $29.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2021, were as follows:

	Nine Months Ended June 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$6,317	$—	$6,317
B+T Group Acquisition Inc.	—	4,545	—	4,545
AG Transportation Holdings, LLC	5,291	6,788	(7,934)	4,145
Targus Cayman HoldCo, Ltd.	—	3,253	—	3,253
MCG Energy Solutions, LLC	—	1,875	—	1,875
Defiance Integrated Technologies, Inc.	—	1,626	—	1,626
Triple H Food Processors, LLC	—	1,445	—	1,445
Encore Dredging Holdings, LLC	—	1,316	—	1,316
American Trailer Rental Group LLC	1,143	1,213	(1,042)	1,314
PIC 360, LLC	—	1,106	—	1,106
TNCP Intermediate HoldCo, LLC	—	1,041	—	1,041
DKI Ventures, LLC	—	822	—	822
Imperative Holdings Corporation	—	781	—	781
Leeds Novamark Capital I, L.P.	—	713	—	713
EL Academies, Inc.	—	656	—	656
Café Zupas	—	616	—	616
Lignetics, Inc.	—	495	—	495
Tailwind Smith Cooper Intermediate Corporation	—	494	—	494
R2i Holdings, LLC	—	494	—	494
Keystone Acquisition Corp.	—	473	—	473
Edmentum Ultimate Holdings, LLC	(2,351)	—	2,770	419
Canopy Safety Brands, LLC	—	354	—	354
Sea Link International IRB, Inc.	—	340	—	340
Belnick, Inc.	—	275	—	275
Vertellus Holdings LLC	(41)	—	313	272
Unirac, Inc.	—	239	—	239
Gray Matter Systems, LLC	—	232	—	232
Medical Solutions Holdings, Inc.	—	230	—	230
Arc Drilling Holdings LLC	—	(519)	—	(519)
NetFortris Corp.	—	(522)	—	(522)
ENET Holdings, LLC	—	(1,498)	—	(1,498)
Other, net (<$500)	329	435	(409)	355

Total:	$4,371	$35,635	$(6,302)	$33,704

The primary driver of net unrealized appreciation of $29.3 million for the nine months ended June 30, 2021 was the improvement in the financial and operational performance across a number of our portfolio companies and an increase in comparable transaction multiples used to estimate the fair value of several of our portfolio companies, partially offset by the reversal of unrealized depreciation associated with the exit of our investment in AG Transportation Holdings, LLC.

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

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $1.2 million during the nine months ended June 30, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2023 Notes in January 2021. We incurred a loss on extinguishment of debt of $1.4 million during the nine months ended June 30, 2020, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 6.00% Series 2024 Term Preferred Stock, par value $0.001 per share (“Series 2024 Term Preferred Stock”) in October 2019.

Net Unrealized (Appreciation) Depreciation of Other

During the nine months ended June 30, 2021, we recorded $0.4 million of unrealized appreciation on our Credit Facility at fair value versus $0.2 million of unrealized depreciation during the prior year period.

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

Net cash provided by operating activities for the nine months ended June 30, 2021 was $7.4 million, as compared net cash used in operating activities of $54.9 million for the nine months ended June 30, 2020. The change was primarily due to an increase in principal repayments, partially offset by an increase in purchases of investments and an increase in net unrealized appreciation on investments period over period. Purchases of investments were $154.3 million during the nine months ended June 30, 2021, compared to $128.0 million during the nine months ended June 30, 2020. Repayments and net proceeds from sales were $136.7 million during the nine months ended June 30, 2021 compared to $56.1 million during the nine months ended June 30, 2020.

As of June 30, 2021, we had loans to, syndicated participations in or equity investments in 47 companies, with an aggregate cost basis of approximately $521.3 million. As of September 30, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $494.6 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2021 and 2020:

	Nine Months Ended June 30,
	2021	2020
Beginning investment portfolio, at fair value	$450,400	$402,875
New investments	138,992	110,500
Disbursements to existing portfolio companies	15,298	17,504
Scheduled principal repayments on investments	(3,257)	(4,784)
Unscheduled principal repayments on investments	(120,576)	(48,510)
Net proceeds from sale of investments	(12,649)	(2,837)
Net unrealized appreciation (depreciation) of investments	35,635	(30,607)
Reversal of prior period depreciation (appreciation) of investments on realization	(6,302)	8,291
Net realized gain (loss) on investments	4,371	(7,611)
Increase in investments due to PIK(A) or other	5,152	1,574
Net change in premiums, discounts and amortization	(692)	281

Investment Portfolio, at Fair Value	$506,372	$446,676

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2021:

		Amount
For the remaining three months ending September 30:	2021(A)	$48,322
For the fiscal years ending September 30:	2022	72,756
	2023	32,444
	2024	46,080
	2025	95,525
	Thereafter	181,899

	Total contractual repayments	$477,026
	Adjustments to cost basis of debt investments	(1,400)
	Investments in equity securities	45,660

	Investments held as of June 30, 2021 at cost:	$521,286

(A)	Includes debt investments with contractual principal amounts totaling $43.6 million for which the maturity date has passed as of June 30, 2021.

Financing Activities

Net cash used in financing activities for the nine months ended June 30, 2021 was $8.4 million, which consisted primarily of $105.0 million in net repayments on our Credit Facility and $57.5 million used in the redemption of our 2023 Notes, partially offset by $150.0 million in gross proceeds from the issuance of our 5.125% Notes due 2026 (the “2026 Notes”).

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.065 per common share for each month for the nine months ended June 30, 2021. During the nine months ended June 30, 2020, we paid monthly cash distributions of $0.07 per common share for the months of October 2019 through March 2020 and paid monthly cash distributions of $0.065 per common share for the months of April 2020 through June 2020. These distributions totaled an aggregate of $19.3 million and $19.0 million for the nine months ended June 30, 2021 and 2020, respectively. In July 2021, our Board of Directors declared a monthly distribution of $0.065 per common share for each of July, August, and September 2021. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2021. From inception through June 30, 2021, we have paid 221 monthly or quarterly consecutive distributions to common stockholders totaling approximately $389.6 million or $20.84 per share.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2021, we had the ability to issue up to an additional $55.5 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we had the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $50.0 million. During the nine months ended June 30, 2021, we sold 2,082,269 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.21 per share and raised $19.2 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $18.8 million.

In May 2021, we entered into a new equity distribution agreement with Jefferies LLC (the “New Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the three months ended June 30, 2021, we sold 655,252 shares of our common stock under the New Jefferies Sales Agreement, at a weighted-average price of $11.71 per share and raised $7.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.5 million. As of June 30, 2021, we had a remaining capacity to sell up to an additional $52.3 million of our common stock under the New Jefferies Sales Agreement.

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

On June 30, 2021, the closing market price of our common stock was $11.43 per share, a 34.2% premium to our June 30, 2021 NAV per share of $8.52.

Revolving Credit Facility

On May 13, 2021, we, through Business Loan, amended and restated the Credit Facility to, among other things, (i) decrease the commitment amount from $205.0 million to $175.0 million, (ii) extend the revolving period end date to October 31, 2023, (iii) extend the maturity date to October 31, 2025 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date), (iv) reduce the interest rate margin to 2.70% during the revolving period and 3.25% thereafter, with a LIBOR floor of 0.35%, (v) revise the unused fee to include an additional fee tier of 0.35% per annum on the daily undrawn amounts if the average unused amount is equal to or less than 35% during the applicable period and (vi) add customary LIBOR replacement language. We incurred fees of approximately $1.1 million in connection with this amendment and restatement, which are being amortized through our Credit Facility’s revolving period end date of October 31, 2023.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $328.8 million as of June 30, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of June 30, 2021, and as defined in our Credit Facility, we had a net worth of $477.7 million, asset coverage on our “senior securities representing indebtedness” of 233.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2021. As of June 30, 2021, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

Notes Payable

In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year).

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2024 Notes are traded under the ticker symbol “GLADL” on the Nasdaq Global Select Market. The 2024 Notes and will mature on November 1, 2024 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 1, 2021. The 2024 Notes bear interest at a rate of 5.375% per year, payable quarterly on February 1, May 1, August 1, and November 1 of each year (which equates to approximately $2.1 million per year).

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

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of June 30, 2021 and September 30, 2020, we had off-balance sheet success fee receivables on our accruing debt investments of $10.5 million and $9.9 million (or approximately $0.31 per common share and $0.31 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of June 30, 2021 and September 30, 2020 to be immaterial.

The following table shows our contractual obligations as of June 30, 2021, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$23,000	$—	$23,000
Notes Payable	—	—	188,813	—	188,813
Interest expense on debt obligations(C)	12,337	24,674	16,285	—	53,296

Total	$12,337	$24,674	$228,098	$—	$265,109

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $50.8 million, at cost, as of June 30, 2021.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2026 Notes, and 2024 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2021.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2021 and September 30, 2020, representing approximately 95.3% and 92.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2021	As of September 30, 2020
Highest	10.0	10.0
Average	6.3	6.3
Weighted Average	6.4	6.5
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2021 and September 30, 2020, representing approximately 4.1% and 5.4%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2021	As of September 30, 2020
Highest	5.0	5.0
Average	4.6	4.7
Weighted Average	4.5	4.7
Lowest	4.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2021 and September 30, 2020, representing approximately 0.6% and 1.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2021	As of September 30, 2020
Highest	5.0	6.0
Average	5.0	5.0
Weighted Average	5.0	4.6
Lowest	5.0	4.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of June 30, 2021, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	87.1%
Fixed rates	12.9

Total:	100.0%

There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2021 from that disclosed in our Annual Report.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2021 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Changes in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit	Description

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.9	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	Second Supplemental Indenture between the Registrant and U.S. Bank National Association, dated as of October 10, 2019, incorporated by reference to Exhibit 2.d.11 to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-228720), filed October 10, 2019.

4.4	Third Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of December 15, 2020, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed December 15, 2020.

10.1	Third Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 13, 2021, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 4, 2021.

10.2	Sixth Amended and Restated Credit Agreement dated as of May 13, 2021 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 13, 2021.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+

*	Filed herewith
+	Furnished herewith

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

Date: August 3, 2021