Form 10-K
period 2021-09-30
GLADSTONE CAPITAL CORP
filed 2021-11-15
CIK 1143513

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2021, based on the closing price on that date of $9.92 per share on the Nasdaq Global Select Market, was $313,762,317. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 34,304,371 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 12, 2021.

Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2022 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2021.

GLADSTONE CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR ENDED

SEPTEMBER 30, 2021

FORWARD-LOOKING STATEMENTS

All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); (12) the impact of COVID-19 on the economy, our portfolio companies and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties and (13) those factors described herein, including Item 1A. “Risk Factors,” of this Annual Report on Form 10-K (this “Annual Report”). Additionally, many of the risks and uncertainties listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission’s (“SEC”) from time to time, including quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of September 30, 2021, shares of our common stock and our 5.375% Notes due 2024 (the “2024 Notes”) trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbols “GLAD” and “GLADL,” respectively. On November 1, 2021, we voluntarily redeemed all of the outstanding 2024 Notes with an aggregate principal amount of $38.8 million.

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

Investment Objectives and Strategy

Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2021, our investment portfolio was made up of approximately 91.6% debt investments and 8.4% equity investments, at cost.

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

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

Since our initial public offering in 2001 and through September 30, 2021, we have invested in over 254 different companies, while making 224 consecutive monthly or quarterly cash distributions to common stockholders. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:

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

Under the 1940 Act, we may not acquire any asset other than assets of the type listed in Section 55 of the 1940 Act, which are referred to as “qualifying assets” and generally include each of the investment types listed above, unless, at the time the acquisition is made, qualifying assets (other than certain assets related to our operations) represent at least 70.0% of our total assets. See “—Regulation as a BDC — Qualifying Assets” for a discussion of the types of qualifying assets in which we are permitted to invest pursuant to Section 55(a) of the 1940 Act.

Because the majority of the loans in our portfolio consist of term debt in private companies that typically cannot or will not expend the resources to have their debt securities rated by a credit rating agency, we expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be rated below “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk, as compared to investment-grade debt instruments. In addition, many of the debt securities we hold may not amortize prior to maturity.

Investment Policies

We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred or common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our board of directors (the “Board of Directors”):

•	We will at all times conduct our business so as to retain our status as a BDC. See “—Regulation as a BDC — Qualifying Assets”..

•	We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. See “—Material U.S. Federal Income Tax Considerations”.

With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.

Investment Concentrations

As of September 30, 2021, our investment portfolio consisted of investments in 46 companies located in 24 states across 16 different industries, with an aggregate fair value of $557.6 million. The five largest investments at fair value as of September 30, 2021, totaled $166.2 million, or 29.8% of our total investment portfolio.

The following table outlines our investments by security type as of September 30, 2021 and 2020:

	September 30, 2021				September 30, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$362,616	66.3%	$337,394	60.5%	$241,008	48.7%	$213,468	47.4%
Secured second lien debt	137,643	25.2	135,956	24.4	205,841	41.6	196,986	43.7
Unsecured debt	293	0.1	10	0.0	4,708	1.0	4,299	1.0

Total debt investments	500,552	91.6	473,360	84.9	451,557	91.3	414,753	92.1
Preferred equity	29,230	5.3	29,246	5.2	18,932	3.8	7,000	1.5
Common equity/equivalents	16,730	3.1	55,006	9.9	24,158	4.9	28,647	6.4

Total equity investments	45,960	8.4	84,252	15.1	43,090	8.7	35,647	7.9

Total Investments	$546,512	100.0%	$557,612	100.0%	$494,647	100.0%	$450,400	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$132,458	23.8%	$92,960	20.6%
Healthcare, Education, and Childcare	92,680	16.6	64,155	14.3
Aerospace and Defense	79,749	14.3	37,460	8.3
Beverage, Food, and Tobacco	48,385	8.7	29,171	6.5
Diversified Natural Resources, Precious Metals, and Minerals	47,134	8.4	24,014	5.3
Telecommunications	36,720	6.6	27,994	6.2
Oil and Gas	25,861	4.6	24,725	5.5
Diversified/Conglomerate Manufacturing	25,223	4.5	43,995	9.8
Automobile	21,681	3.9	18,149	4.0
Machinery	10,472	1.9	10,264	2.3
Chemicals, Plastics, and Rubber	10,062	1.8	13,715	3.0
Textiles and Leather	10,030	1.8	5,905	1.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	10,025	1.8	9,675	2.2
Cargo Transportation	—	—	34,542	7.7
Hotels, Motels, Inns, and Gaming	—	—	8,052	1.8
Other, < 2.0%	7,132	1.3	5,624	1.2

Total Investments	$557,612	100.0%	$450,400	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$238,917	42.8%	$214,808	47.7%
West	184,247	33.0	138,746	30.8
Midwest	85,970	15.5	56,106	12.5
Northeast	48,478	8.7	40,740	9.0

Total Investments	$557,612	100.0%	$450,400	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Process

Overview of Investment and Approval Process

To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) to the prospective company from the Adviser’s investment committee, which currently is comprised of David Gladstone, Terry Lee Brubaker, Robert L. Marcotte, Laura Gladstone, and Jonathan Sateri. Ms. Gladstone and Mr. Sateri were appointed to the investment committee effective October 18, 2021. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team, analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.

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

Management Expertise

Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker, Marcotte and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone, Brubaker and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and previously held the role of managing director with the Company. Each of Messrs. Gladstone, Marcotte and Sateri have over 25 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 15 years. Mr. Brubaker has over 25 years of experience in acquisitions and operations of companies. These five individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills. See the additional discussion regarding management of portfolio companies by our Adviser below under “—Ongoing Management of Investments and Portfolio Company Relationships.”

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

Monitoring

The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. In addition, the Adviser has closely monitored our portfolio companies throughout the COVID-19 pandemic to assist them with operational and other challenges as they arise. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:

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

Fair value measurements of our investments may involve subjective judgment and estimates. Due to the inherent uncertainty in valuing these securities, the determinations of fair value of our investments may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our valuation policies, procedures and processes are more fully described in Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Transactions with Related Parties

Investment Advisory and Management Agreement

In 2006, we entered into the Advisory Agreement, which was most recently amended and restated in April 2021. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2022. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.

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

Base Management Fee

The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2021, 2020, and 2019) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our revolving credit facility with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and restated from time to time, our “Credit Facility”) are also 100% credited against the base management fee as discussed below, “—Loan Servicing Fee Pursuant to Credit Agreement.”

Incentive Fee

The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (2.0% during the period from April 1, 2020 through March 31, 2022), which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:

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

Quarterly Incentive Fee Based on Net Investment Income for the Period Ending March 31, 2022(A)

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income

allocated to income-related portion of incentive fee

(A)	After March 31, 2022, the 2.00% quarterly hurdle rate will revert back to 1.75% and the 2.4375% quarterly excess incentive fee hurdle rate will revert back to 2.1875%.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined below) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2021, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2021.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2021, 2020, and 2019, which credits totaled $0.5 million, $3.0 million, and $1.5 million, respectively.

Loan Servicing Fee Pursuant to Credit Agreement

The Adviser also services the loans held by our wholly-owned subsidiary, Gladstone Business Loan, LLC (“Business Loan”) (the borrower under our Credit Facility), in return for which the Adviser receives a 1.5% annual fee payable monthly based on the monthly aggregate outstanding balance of loans pledged under our Credit Facility. Since Business Loan is a consolidated subsidiary of ours, and the total base management fee paid to the Adviser pursuant to the Advisory Agreement cannot exceed 1.75% of total assets (less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period) during any given calendar year, we treat payment of the loan servicing fee pursuant to our Credit Facility as a pre-payment of the base management fee under the Advisory Agreement. Accordingly, these loan servicing fees are 100% non-contractually, unconditionally, and irrevocably credited back to us by the Adviser.

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

Qualification as a RIC

If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable (together, the “excise tax distribution requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the excise tax distribution requirements. For the calendar years ended December 31, 2020, 2019, and 2018, we did not incur any excise taxes. As of September 30, 2021, our capital loss carryforward was $72.3 million.

If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2021, we recorded $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2021 totaled $1.1 million. As of September 30, 2021, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.5 million during the year ended September 30, 2021.

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

Regulation as a BDC

We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a “vote of a majority of outstanding voting securities”, as defined in the 1940 Act.

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

As of September 30, 2021, 98.5% of our assets were qualifying assets.

Asset Coverage

Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that is stock.” In either case, we may only issue such senior securities if such class of senior securities, after such issuance, has an asset coverage, as defined in Section 18(h) of the 1940 Act, of at least 150%.

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

Summary Risk Factors

Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 23 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities.

•	Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

•	Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.

•	Our business may be adversely affected by the current coronavirus pandemic and related government actions.

•	Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.

•	We often invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

•	Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.

•	The lack of liquidity of our privately held investments may adversely affect our business.

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

•	There is a risk that you may not receive distributions or that distributions may not grow over time

•	Investing in our securities may involve an above average degree of risk.

•	Common shares of closed-end investment companies frequently trade at a discount to the net asset value (“NAV”) per share.

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

Staffing

We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2021 and all of calendar year 2022. As of September 30, 2021, the Adviser and the Administrator collectively had 69 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive management
19	Accounting, administration, compliance, human resources, legal and treasury
37	Investment management, portfolio management and due diligence

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

You should carefully consider these risk factors, together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. If that happens, the trading price of our securities and our NAV could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Related to the Economy

Market conditions could negatively impact our business, results of operations, cash flows and financial condition.

The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:

•	changes in interest rates and credit spreads;

•	the availability of credit, including the price, terms, and conditions under which it can be obtained;

•	the quality, pricing, and availability of suitable investments and credit losses with respect to our investments;

•	the ability to obtain accurate market-based valuations;

•	loan values relative to the value of the underlying assets;

•	default rates on the loans underlying our investments and the amount of related losses;

•	prepayment rates, delinquency rates and legislative/regulatory changes with respect to our investments and loans, and the timing and amount of servicer advances;

•	competition;

•	the impact of COVID-19 generally and on the economy, the capital markets and our portfolio companies, including the measures taken by governmental authorities to address it;

•	the actual and perceived state of the economy and public capital markets generally;

•	amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;

•	the national and global political environment, including foreign relations and trading policies;

•	the impact of potential changes to the Code; and

•	the attractiveness of other types of investments relative to investments in lower middle market companies generally.

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

Certain of our portfolio companies are in industries that may be impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.

Our portfolio includes a concentration of companies related to the oil and gas industry with the fair value of these investments representing approximately $25.9 million, or 4.6% of our total portfolio at fair value as of September 30, 2021. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including significant decline in prices, and such volatility could continue or increase in the future. A substantial decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.

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

Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. To the extent that interest rates increase, this may negatively impact the operating performance of our portfolio companies due to increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that an increase in interest rates makes it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board will raise rates at a gradual pace, or at all, nor can there be any assurance that markets will not adversely react to rate increases. An increase in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.

We continue to operate in a low interest rate environment. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR. Accordingly, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. Most of our variable rate loans are subject to interest rate floors, which are currently in effect given the low interest rate environment. A near term increase in interest rates, that is not in excess of our interest rate floors, could result in an increase in the interest expense that we pay on our borrowings with no corresponding increase in interest income and thus, lower overall net investment income. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which may be phased out in the future.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five to seven years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of September 30, 2021, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 87.8% of loans at variable rates with floors and approximately 12.2% at fixed rates.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association (the “BBA”) member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR. Actions by the BBA, regulators or law enforcement agencies as a result of these or future events, may result in changes to the manner in which LIBOR is determined (to the extent it continues beyond 2023). Potential changes, or uncertainty related to such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities and our borrowings.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. Following consultations in December 2020 and January 2021, the ICE Benchmark Administration Limited (the “IBA”) announced that (i) it intends to cease publication of 1-week and 2-month U.S. dollar LIBOR at the end of 2021 and (ii) subject to compliance with applicable regulations, it intends to continue publication of the remaining U.S. dollar LIBOR tenors until June 30, 2023, effectively extending the LIBOR transition period to June 30, 2023. However, the FCA has indicated it will not compel panel banks to continue to contribute to LIBOR after the end of 2021 and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate no later than December 31, 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate.

A committee established by the Federal Reserve, the Alternative Reference Rates Committee, announced the replacement of LIBOR with a new index, based on overnight repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The Federal Reserve Bank of New York began publishing SOFR in April 2018. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.

To date, certain of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition, tax position and results of operations.

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

As of September 30, 2021, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 87.8% of loans at variable rates with floors and approximately 12.2% at fixed rates.

As of September 30, 2021, we did not have any hedging arrangement, such as interest rate hedges. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.

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

There has been increased competitive pressure in the BDC and investment company marketplace for first and second lien secured debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in lower middle market companies. We compete with public and private buyout funds, public and private credit funds and other BDCs, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

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

•

Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions, including those created by the ongoing COVID-19 pandemic. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2021, there were no loans on non-accrual status. While we are working with these portfolio companies to improve their profitability and cash flows, there can be no assurance that our efforts will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in some of our portfolio companies we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.

•

Lower middle market companies typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are lower middle market businesses, they will tend to be more vulnerable to competitors’ actions, supply chain issues and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, or technical personnel.

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

•

Debt securities of lower middle market companies typically are not rated by a credit rating agency. Typically, a lower middle market private business cannot or will not expend the resources to have its debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.

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

The majority of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. Our Board of Directors has ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available. Our Board of Directors reviews valuation recommendations that are provided by the Valuation Team. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. Currently, ICE Data Pricing and Reference Data, LLC provides estimates of fair value on our proprietary debt investments and we use another independent valuation firm to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates. For additional information on our valuation policies, procedures and processes, refer to Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

We will generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold are, and the investments we expect to acquire in the future will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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

We anticipate that most of our investments will continue to be either debt or minority equity investments in our portfolio companies. Therefore, we generally will not be involved in the day-to-day operations and decision making of our portfolio companies, even though we may have board observation rights and our debt agreement may contain certain restrictive covenants. As a result, we are and will remain subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our debt investments.

In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2021, syndicated investments made up approximately 4.5% of our portfolio at cost, or $24.7 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.

We often invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.

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

In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2021, we received unscheduled repayments of investments totaling $122.0 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. In addition, once the proceeds have been reinvested in new portfolio companies, the yields on such new investments may also be lower than the yields on the debt securities being repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.

Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.

As of September 30, 2021, we had investments in 46 portfolio companies, of which our five largest investments comprised approximately $166.2 million, or 29.8% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2021, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 23.8%; healthcare, education, and childcare companies, representing 16.6%; and aerospace and defense companies, representing 14.3%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.

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

As a BDC we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board of Directors. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.

Risks Related to Our External Financing

In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.

We will have a continuing need for capital to finance our investments. As of September 30, 2021, we had $50.5 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $175.0 million, with a revolving period end date of October 31, 2023 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $328.8 million as of September 30, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. Continued compliance with the covenants in our Credit Facility depends on many factors, some of which are beyond our control.

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

If our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before October 31, 2025. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $250.0 million through the addition of other lenders to the facility. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility upon its Revolving Period End Date on terms that are favorable to us, if at all, including with respect to any LIBOR replacement rate. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.

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

We sold 2,737,521 and 1,220,927 common shares under our at-the-market program during the years ended September 30, 2021 and 2020, respectively. Additionally, we completed a private placement of $50.0 million aggregate principal amount of our 3.75% notes due 2027 (the “2027 Notes”) in November 2021, an offering of $100.0 million aggregate principal amount of our 5.125% notes due 2026 (the “2026 Notes”) in December 2020, an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes in March 2021, and an offering of $38.8 million aggregate principal amount of the 2024 Notes in October 2019. However, there can be no assurance that we will be able to raise additional capital through issuing equity or debt in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:

•

Senior Securities. We may issue “senior securities representing indebtedness” (such as borrowings under our Credit Facility and our notes payable) and “senior securities that are stock” (such as preferred stock) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on such senior security immediately after each issuance of such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”

•

Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then-current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount to NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.”

We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.

The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage, this potential will be further magnified. As of September 30, 2021, we incurred leverage through the Credit Facility, the 2024 Notes, and the 2026 Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(21.39)%	(12.50)%	(3.60)%	5.29%	14.19%

(A)

The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2021 by the assumed rates of return and subtracting all interest on our debt to be paid during the twelve months following September 30, 2021, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2021. Based on $566.5 million in total assets, $50.5 million drawn on our Credit Facility (at cost), $38.8 million in our 2024 Notes payable (at cost), $150.0 million in our 2026 Notes payable (at cost), and $318.4 million in net assets, each as of September 30, 2021.

Based on an aggregate outstanding indebtedness of $239.3 million at cost as of September 30, 2021 and the effective annual cash interest rate of 4.8% as of that date, our investment portfolio at fair value would have had to produce an annual return of at least 2.1% to cover annual interest payments on the outstanding debt.

Risks Related to Our Regulation and Structure

We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.

To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2021, we recognized $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2021 totaled $1.1 million. As of September 30, 2021, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.5 million during the year ended September 30, 2021. We collected $3.4 million in PIK interest in cash for the year ended September 30, 2021. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock. Refer to “Business — Material U.S. Federal Income Tax Considerations — RIC Status” for additional information regarding asset coverage ratio and RIC requirements.

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

Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities representing indebtedness,” including borrowing money from banks or other financial institutions or “senior securities that are stock,” such as preferred stock, only in amounts such that our asset coverage on each senior security, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy these tests. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $61.3 million as of September 30, 2021, at cost, which are primarily syndicated loan and certain participation investments. For the year ended September 30, 2021, we recognized $0.3 million of OID income and the unamortized balance of OID investments as of September 30, 2021 totaled $1.1 million. As of September 30, 2021, we had seven investments which had a PIK interest component and we recorded PIK interest income of $2.5 million during the year ended September 30, 2021. We collected $3.4 million in PIK interest in cash for the year ended September 30, 2021.

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

Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of each of the Gladstone Companies. Mr. Marcotte is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to us or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2021, our Board of Directors has approved the following types of co-investment transactions:

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

Risks Related to the 2026 Notes and the 2027 Notes (collectively, the “Notes”)

The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. In addition, the Notes rank pari passu with, or equal to, all outstanding and future unsecured, unsubordinated indebtedness issued by us and our general liabilities (total liabilities, less debt).

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2021, there was $50.5 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

The indentures under which the Notes were issued contain limited protection for holders of the Notes.

The indentures under which the Notes were issued offer limited protection to holders of the 2026 Notes. The terms of the indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the value of the assets securing such debt, (3) indebtedness that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case, other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us from incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;

•

pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including preferred stock and any subordinated indebtedness, other than, dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;

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

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the Notes), and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels and prices of the Notes.

We cannot assure you an active trading market for the Notes will develop or be maintained.

We have not listed, and do not intend to list in the future, the Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. If the Notes are traded, they may trade at a discount to their purchase price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions or other relevant factors. Accordingly, we cannot assure you that a liquid trading market will develop and/or be maintained for the Notes, that a holder will be able to sell its Notes at a particular time or that the price received when a holder sells its Notes will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, the holder of a Note may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal and interest on the Notes and substantially decrease the market value of such notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to refinance or restructure our debt, including the Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes or the Credit Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem the Notes when prevailing interest rates are relatively low.

The Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event.

We may not be able to repurchase the Notes upon a Change of Control Repurchase Event (as defined in the indenture governing the Notes) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the Notes may require us to repurchase for cash some or all of the Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Notes and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the Notes exercise their right to require us to repurchase Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

A downgrade, suspension or withdrawal of the credit rating assigned by a rating agency to us or the Notes or change in the debt markets could cause the liquidity or market value of the Notes to decline significantly.

Any credit rating assigned to us or the Notes represents an assessment by the assigning rating agency of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of the Notes. These credit ratings may not reflect the potential impact of risks relating to the structure or marketing of the Notes. Credit ratings are paid for by the issuer and are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.

There are significant restrictions on the ability to transfer or resell 2027 Notes.

The 2027 Notes have not been registered under the Securities Act or any state securities laws. Unless the 2027 Notes have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. Under Rule 144 under the Securities Act as currently in effect, a person who acquired securities from us or an affiliate of ours and that has beneficially owned 2027 Notes for at least one year is entitled to sell their 2027 Notes in the public market without registration, but only if such person is not deemed to have been one of our affiliates at the time of, or at any time during three months preceding, the sale. However, a person who acquires 2027 Notes from us or an affiliate of ours and that has beneficially owned such 2027 Notes for at least six months is entitled to sell their securities in the public market without registration; provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during three months preceding, the sale, and (ii) we have filed all required reports under Section 13 or 15(d) of the Exchange Act, as applicable, during the twelve months preceding such sale (other than current reports on Form 8-K). If we are not current in our Exchange Act reports, a person who acquires 2027 Notes from us or an affiliate of ours could be required to hold their securities for up to one year following such acquisition. If we are not current in our Exchange Act reports (other than current reports on Form 8-K), a person who is an affiliate of ours and who owns 2027 Notes could be required to hold their securities for an indefinite period of time.

We are required to consummate an offer to exchange the 2027 Notes for substantially equivalent registered securities or to register the resale of the 2027 Notes. Until the exchange offer is consummated or such a registration statement has been declared effective, as the case may be, holders of the 2027 Notes may not offer or sell the 2027 Notes except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. The SEC, however, has broad discretion to determine whether any registration statement will be declared effective and may delay or deny effectiveness of any such registration statement filed by us for a variety of reasons. Our ability to have declared effective by the SEC a registration statement pertaining to the registered exchange offer on a timely basis will depend upon our ability to resolve any issues that may be raised by the SEC. We cannot assure you when a registration statement with respect to the 2027 Notes will become effective. Failure to have the registration statement become effective could adversely affect the liquidity and price of the 2027 Notes.

General Risk Factors

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Maintaining our network security is of critical importance because our systems store highly confidential financial models and portfolio company information. Although we have implemented, and will continue to implement, security measures, our technology platform may be vulnerable to intrusion, computer viruses, ransomware attacks, phishing schemes, or similar disruptive problems caused by cyber-attacks. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources or those of our portfolio companies. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of our portfolio companies for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, costs to repair system damage, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships or those of our portfolio companies. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers, and the information systems of our portfolio companies. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that a cyber incident will not occur and/or that our financial results, operations, stock price or confidential information will not be negatively impacted by such an incident. In addition, any such incident, disruption or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, and damage our and our Adviser’s reputations, resulting in a loss of confidence in our services and our Adviser’s services, which could adversely affect our business.

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

Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the high and low intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 12, 2021.

Quarter Ended/ Ending			Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
	NAV(A)		High	Low
Fiscal Year ended September 30, 2020:
12/31/2019		$8.08	$10.69	$9.35	32.3%	15.7%	$0.21
3/31/2020		6.99	10.55	4.04	50.9	(42.2)	0.21
6/30/2020		7.27	8.27	4.50	13.8	(38.1)	0.195
9/30/2020		7.40	7.84	6.78	5.9	(8.4)	0.195
Fiscal Year ended September 30, 2021:
12/31/2020		$7.61	$9.22	$6.97	21.2%	(8.4)%	$0.195
3/31/2021		8.11	10.39	8.60	28.1	6.0	0.195
6/30/2021		8.52	11.96	10.00	40.4	17.4	0.195
9/30/2021		9.28	12.05	11.01	29.8	18.6	0.195
Fiscal Year ending September 30, 2022:
12/31/2021 (through 11/12/2021)	$	*	$11.95	$11.27	*	*	$0.195

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

As of November 12, 2021, there were 37 record owners of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2021. See “Recent Developments” below for information regarding the unregistered sale of the 2027 Notes in November 2021.

Purchases of Equity Securities

We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2021.

Stock Performance Graph

The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2016 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). For the fiscal year ended September 30, 2020, we included a comparison to the Wells Fargo BDC Total Return Index (“WF BDC TR”). For the fiscal year ended September 30, 2021, we switched to a comparison to the S&P BDC Index, due to the termination of the Wells Fargo BDC Total Return Index on July 30, 2021. The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.

The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GLAD	Nasdaq 100 TR	S&P 500 TR	S&P BDC Index	WF BDC TR
9/30/2016	$100.00	$100.00	$100.00	$100.00	$100.00
9/29/2017	129.00	124.08	118.61	108.84	109.04
9/28/2018	141.31	159.95	139.85	113.27	112.95
9/30/2019	159.19	164.33	145.80	121.96	120.98
9/30/2020	133.97	244.44	167.89	97.89	94.97
9/30/2021	220.96	316.73	218.26	151.09	N/A

Fees and Expenses

The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2021 and average net assets for the quarter ended September 30, 2021.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	Up to a $25.00 Transaction Fee
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	3.13%
Loan servicing fee(5)	1.94%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.02%
Interest payments on borrowed funds(7)	4.45%
Other expenses(8)	1.05%
Total annual expenses(9)	12.59%

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

(2)

The expenses of the dividend reinvestment plan, if any, are included in stock record expenses, a component of “other expenses.” If a participant elects by written notice to the plan agent prior to termination of his or her account to have the plan agent sell part or all of the shares held by the plan agent in the participant’s account and remit the proceeds to the participant, the plan agent is authorized to deduct a transaction fee, plus per share brokerage commissions, from the proceeds. The participants in the dividend reinvestment plan will bear a pro rata share of brokerage commissions incurred with respect to open market purchases, if any. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for information on the dividend reinvestment plan.

(3)	The percentages presented in this table are gross of credits to any fees.
(4)

In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 3.13% of the average net assets as of September 30, 2021 by dividing the total dollar amount of the management fee by our average net assets. The base management fee for the quarter ended September 30, 2021 before application of any credits was $2.4 million. From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to reduce the 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. For the quarter ended September 30, 2021, this credit to the base management fee was $66 thousand.

Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of the fees for such services are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2021, the base management fee credit was $0.4 million. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.

(5)

The Adviser services, administers and collects on the loans held by Business Loan in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with the Credit Facility. For the three months ended September 30, 2021, the total loan servicing fee was $1.5 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.

(6)

In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets (2.0% quarterly and 8.0% annualized during the period from April 1, 2020 through March 31, 2022), subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%, 2.4375% during the period from April 1, 2020 through March 31, 2022) in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2021. The income-based incentive fee for the quarter ended September 30, 2021 was $1.5 million.

From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. There was no incentive fee credit for the quarter ended September 30, 2021. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.

Examples of how the incentive fee would be calculated during the period from April 1, 2020 through March 31, 2022) are as follows:

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

(7)

Includes amortization of deferred financing costs. As of September 30, 2021, we had $50.5 million in borrowings outstanding under our Credit Facility and $186.6 million in notes payable, net. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Line of Credit” for additional information regarding the Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Notes Payable” for additional information regarding our notes payable.

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

(9)

Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2021 (except as set forth in footnote 9), would be $38.0 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses, based on actual amounts incurred for the quarter ended September 30, 2021, would be $30.1 million or 9.97% as a percentage of net assets.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income (1)(2)	$111	$313	$491	$850
assuming a 5% annual return consisting entirely of capital gains (2)(3)	$120	$335	$521	$884

(1)

While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Additionally, we have assumed that the entire amount of such 5% annual return would constitute ordinary income as we have not historically realized positive capital gains (computed net of all realized capital losses) on our investments. Because the assumed 5% annual return is significantly below the hurdle rate of 7% (annualized, 8% annualized during the period from April 1, 2020 through March 31, 2022) that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5% annual return on our investments.

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

Senior Securities

Information about our senior securities is shown in the following table for the audited periods as of our last ten fiscal years. The information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of September 30, 2021, is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facilities
September 30, 2021	$50,500,000	$2,307	$—	N/A
September 30, 2020	128,000,000	2,026	—	N/A
September 30, 2019	66,900,000	3,369	—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
September 30, 2015	127,300,000	2,946	—	N/A
September 30, 2014	36,700,000	3,054	—	N/A
September 30, 2013	46,900,000	3,410	—	N/A
September 30, 2012	58,800,000	2,296	—	N/A
Series 2016 Term Preferred Stock (5)
September 30, 2013	$38,497,050	$3,410	$25.00	$25.49
September 30, 2012	38,497,050	2,963	25.00	25.55
Series 2021 Term Preferred Stock (6)
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
September 30, 2015	61,000,000	1,993	25.00	25.02
September 30, 2014	61,000,000	3,054	25.00	24.45
Series 2024 Term Preferred Stock (7)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
6.125% Notes due 2023 (8)
September 30, 2021	$—	$—	$—	$—
September 30, 2020	57,500,000	2,026	—	25.28
September 30, 2019	57,500,000	3,369	—	26.18
5.375% Notes due 2024 (9)
September 30, 2021	$38,812,500	$2,307	$—	$25.33
September 30, 2020	38,812,500	2,026	—	24.49
5.125% Notes due 2026
September 30, 2021	$150,000,000	$2,307	$—	N/A

(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
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
(4)

Only applicable to our Term Preferred Stock, 6.125% notes due 2023 (the “2023 Notes”) and the 2024 Notes because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing prices of the securities on the Nasdaq during the last 10 trading days of the period. Average market value per unit for our Series 2024 Term Preferred Stock for September 30, 2017 is the average of the closing prices of the shares on the Nasdaq during the last seven trading days of the period as the stock started trading on September 21, 2017.

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

(8)

In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment option. In January 2021, we voluntarily redeemed all of the 2023 Notes.

(9)

In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment option. In November 2021, we voluntarily redeemed all of the 2024 Notes.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2021, our investment portfolio was made up of approximately 91.6% debt investments and 8.4% equity investments, at cost.

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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us the Co-Investment Order that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment, a BDC also managed by the Adviser, and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.

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

During the year ended September 30, 2021, we invested $139.0 million in eight new portfolio companies and extended $42.8 million in investments to existing portfolio companies. In addition, during the year ended September 30, 2021, we exited ten portfolio companies through early payoffs or a restructure. We received a total of $139.3 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as principal repayments by existing portfolio companies during the year ended September 30, 2021. This activity resulted in a net decrease in our overall portfolio by two portfolio companies to 46 and a net increase of $51.9 million in our portfolio at cost since September 30, 2020. From our initial public offering in August 2001 through September 30, 2021, we have made 574 different loans to, or investments in, 254 companies for a total of approximately $2.2 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2021, the following significant transactions occurred:

Proprietary Investments

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•

In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity. In April 2021, we invested an additional $12.5 million in Encore Dredging Holdings, LLC, through a combination of secured first lien debt and equity. In August 2021, we invested an additional $5.0 million in Encore Dredging Holdings, LLC through secured first lien debt.

•	In December 2020, our investment in Aerospace Engineering, LLC paid off at par for net proceeds of $20.2 million. In conjunction with the payoff, we received a prepayment fee of $0.2 million.

•

In February 2021, we invested $20.5 million in SpaceCo Holdings, LLC through secured first lien debt. In September 2021, we invested an additional $13.0 million in SpaceCo Holdings, LLC through secured first lien debt.

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

•	In June 2021, we invested $17.0 million in Eegee’s LLC through secured first lien debt.

•	In June 2021, we invested $11.0 million in Turn Key Health Clinics, LLC through secured first lien debt.

•	In June 2021, we invested $10.0 million in Unirac, Inc. through secured first lien debt. In September 2021, we invested an additional $2.0 million in Unirac, Inc. through secured first lien debt.

•

In June 2021, American Trailer Rental Group LLC was sold, which resulted in a realized gain on our investment of approximately $0.6 million. In connection with the sale, we received net cash proceeds of approximately $19.6 million, including the repayment of our debt investment of $18.0 million at par.

•	In July 2021, we invested an additional $6.2 million in Lignetics, Inc., an existing portfolio company, through secured second lien debt.

•

In September 2021, Precision International, LLC was sold, which resulted in a realized gain on our investment of approximately $0.4 million. In connection with the sale, we received net cash proceeds of approximately $1.0 million, including the repayment of our debt investment of $0.3 million at par and a consent fee of approximately $0.3 million.

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

Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2021.

Capital Raising

We have been able to meet our capital needs through extensions of and increases to our line of credit under the Credit Facility and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2023, and currently have a total commitment amount of $175.0 million. We sold 2,737,521 and 1,220,927 common shares under our at-the-market program during the years ended September 30, 2021 and 2020, respectively. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. In October 2019, we completed an offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment. Additionally, we completed an offering of $57.5 million aggregate principal amount of our 2023 Notes, inclusive of the overallotment in November 2018. Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

Although we were able to access the capital markets historically and in recent years, market conditions may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below NAV per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.

On September 30, 2021, the closing market price of our common stock was $11.30 per share, a 21.8% premium to our September 30, 2021 NAV per share of $9.28.

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

As of September 30, 2021, our asset coverage on our “senior securities representing indebtedness” was 230.7%.

Recent Developments

Debt Offering

In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes for net proceeds of approximately $48.5 million after adding discounts and deducting underwriting costs, commissions and offering expenses borne by us. The 2027 Notes will mature on May 1, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2027 Notes bear interest at a rate of 3.75% per year. Interest is payable semi-annually on May 1 and November 1 of each year (which equates to approximately $1.9 million per year).

Debt Redemption

On November 1, 2021, we voluntarily redeemed all of the outstanding 2024 Notes with an aggregate principal amount outstanding of $38.8 million.

Distributions

In October 2021, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2021	October 29, 2021	$0.065
November 19, 2021	November 30, 2021	0.065
December 23, 2021	December 31, 2021	0.065

	Total for the Quarter	$0.195

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR is currently expected to transition to a new standard rate, the SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. To attain an equivalent one-month rate, we currently intend to adjust the SOFR to minimize the difference between the interest that a borrower would be paying using LIBOR versus what it will be paying using SOFR. We are currently monitoring the transition and cannot assure you whether SOFR will become a standard rate for variable rate debt. We expect we will need to renegotiate certain loan documents with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to include LIBOR replacement language. Assuming that SOFR replaces LIBOR and is appropriately adjusted to equate to one-month LIBOR, we expect that there should be minimal impact on our operations.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended September 30, 2021 to the Year Ended September 30, 2020

	For the Year Ended September 30,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$49,959	$46,021	$3,938	8.6%
Other income	3,835	1,938	1,897	97.9

Total investment income	53,794	47,959	5,835	12.2

EXPENSES
Base management fee	8,674	7,568	1,106	14.6
Loan servicing fee	5,579	5,819	(240)	(4.1)
Incentive fee	5,746	5,251	495	9.4
Administration fee	1,438	1,430	8	0.6
Interest expense on borrowings	11,513	9,991	1,522	15.2
Amortization of deferred financing costs	1,347	1,484	(137)	(9.2)
Other expenses	1,907	2,105	(198)	(9.4)

Expenses, before credits from Adviser	36,204	33,648	2,556	7.6
Credit to base management fee – loan servicing fee	(5,579)	(5,819)	240	(4.1)
Credit to fees from Adviser – other	(2,953)	(5,033)	2,080	(41.3)

Total expenses, net of credits	27,672	22,796	4,876	21.4

NET INVESTMENT INCOME	26,122	25,163	959	3.8

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	4,179	(7,476)	11,655	(155.9)
Net realized gain (loss) on other	(999)	(1,407)	408	(29.0)
Net unrealized appreciation (depreciation) of investments	55,347	(18,670)	74,017	(396.4)
Net unrealized appreciation (depreciation) of other	(350)	517	(867)	(167.7)

Net gain (loss) from investments and other	58,177	(27,036)	85,213	(315.2)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$84,299	$(1,873)	$86,172	NM

PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.79	$0.81	$(0.02)	(2.5)%

Net increase (decrease) in net assets resulting from operations	$2.54	$(0.06)	$2.60	NM

NM	– not meaningful

Investment Income

Interest income increased by 8.6% for the year ended September 30, 2021, as compared to the prior year. The increase was due primarily to an increase in the weighted average principal balance of our interest-bearing portfolio, partially offset by a decrease in the weighted average yield on our interest-bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio for the year ended September 30, 2021, was $462.8 million, compared to $418.0 million for the year ended September 30, 2020, an increase of $44.8 million, or 10.7%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.6% for the year ended September 30, 2021, compared to 11.0% for the year ended September 30, 2020, inclusive of any allowances on interest receivables made during those periods. The decrease was driven mainly by a decrease in the interest rate spread on new deals over the two respective years.

As of September 30, 2021, there were no loans on non-accrual status. As of September 30, 2020, loans to one portfolio company, B+T Group Acquisition Inc. (“B+T”), were on non-accrual status, with an aggregate debt cost basis of approximately $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio.

Other income increased by 97.9% during the year ended September 30, 2021, as compared to the prior year period primarily due to a $1.5 million increase in dividend income and a $0.5 million increase in prepayment fees received year over year.

As of September 30, 2021 and 2020, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses

Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $4.9 million, or 21.4%, for the year ended September 30, 2021 as compared to the prior year. This increase was primarily due to a $2.1 million decrease in credits to fees from the Adviser, a $1.5 million increase in interest expense on borrowings, and a $1.1 million increase in the gross base management fee.

Total interest expense on borrowings and notes payable increased by $1.5 million, or 15.2%, during the year ended September 30, 2021 compared to the prior year. This increase was driven by an increase in our overall funding needs and a change in the composition of our overall debt financing. Interest expense on our notes payable increased by $3.0 million year over year with the issuance of the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2023 Notes in January 2021. Interest expense on our Credit Facility decreased by $1.4 million period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility and a decrease in LIBOR, period over period, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $59.4 million during the year ended September 30, 2021, as compared to $103.5 million in the prior year, a decrease of 42.6%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 5.0% during the year ended September 30, 2021, compared to 4.3% during the prior year. The increase in the effective interest rate was driven primarily by a $0.7 million increase in unused commitment fees paid during the year ended September 30, 2021 as compared to the prior year.

The gross base management fee earned by the Adviser increased by $1.1 million, or 14.6%, during the year ended September 30, 2021, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee year over year.

The income-based incentive fee increased by $0.5 million, or 9.4%, for the year ended September 30, 2021, as compared to the prior year, due to higher pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.5 million and $3.0 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the years ended September 30, 2021 and 2020, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2021	2020
Average total assets subject to base management fee(A)	$495,657	$432,457
Multiplied by annual base management fee of 1.75%	1.75%	1.75%

Base management fee(B)	8,674	7,568
Portfolio company fee credit	(2,195)	(1,589)
Syndicated loan fee credit	(307)	(406)

Net Base Management Fee	$6,172	$5,573

Loan servicing fee(B)	$5,579	$5,819
Credit to base management fee – loan servicing fee(B)	(5,579)	(5,819)

Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$5,746	$5,251
Incentive fee credit	(451)	(3,038)

Net Incentive Fee	$5,295	$2,213

Portfolio company fee credit	$(2,195)	$(1,589)
Syndicated loan fee credit	(307)	(406)
Incentive fee credit	(451)	(3,038)

Credit to Fees from Adviser—Other(B)	$(2,953)	$(5,033)

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

Realized Loss and Unrealized Appreciation

Net Realized Gain (Loss) on Investments

For the year ended September 30, 2021, we recorded a net realized gain on investments of $4.2 million, which was primarily a result of a $5.3 million net realized gain recognized from the exit of AG Transportation Holdings, LLC, a $0.6 million net realized gain from the exit of American Trailer Rental Group LLC and gains from previous exits of certain other investments, partially offset by a $2.4 million net realized loss on our investment in Edmentum Ultimate Holdings, LLC.

For the year ended September 30, 2020, we recorded a net realized loss on investments of $7.5 million, which was primarily a result of the sale of our investment in Meridian Rack & Pinion, Inc. (“Meridian”) in January 2020 for a $5.6 million realized loss and the loss recognized on our investment in New Trident Holdcorp, Inc. (“New Trident”) of $4.4 million in December 2019, partially offset by a realized gain of $2.5 million from the sale of our investment in The Mochi Ice Cream Company (“Mochi”) in January 2020.

Net Unrealized Appreciation of Investments

During the year ended September 30, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $55.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2021 were as follows:

	Year Ended September 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Lignetics, Inc.	$—	$14,420	$—	$14,420
Antenna Research Associates, Inc.	—	9,306	—	9,306
B+T Group Acquistion Inc.	—	6,453	—	6,453
AG Transportation Holdings, LLC	5,289	6,788	(7,934)	4,143
Targus Cayman HoldCo, Ltd.	—	4,125	—	4,125
Defiance Integrated Technologies, Inc.	—	2,535	—	2,535
Imperative Holdings Corporation	—	2,281	—	2,281
Leeds Novamark Capital I, L.P.	—	2,219	—	2,219
MCG Energy Solutions, LLC	—	1,659	—	1,659
PIC 360, LLC	—	1,641	—	1,641
Triple H Food Processors, LLC	—	1,523	—	1,523
Encore Dredging Holdings, LLC	—	1,443	—	1,443
TNCP Intermediate HoldCo, LLC	—	1,252	—	1,252
Iten Defense, LLC	—	798	—	798
Tailwind Smith Cooper Intermediate Corporation	—	789	—	789
American Trailer Rental Group LLC	598	1,213	(1,042)	769
EL Academies, Inc.	—	760	—	760
Café Zupas	—	746	—	746
DKI Ventures, LLC	—	732	—	732
Sea Link International IRB, Inc.	—	662	—	662
Canopy Safety Brands, LLC	—	657	—	657
SpaceCo Holdings, LLC	—	500	—	500
Keystone Acquisition Corp.	—	481	—	481
Edmentum Ultimate Holdings, LLC	(2,351)	—	2,770	419
Medical Solutions Holdings, Inc.	—	406	—	406
R2i Holdings, LLC	—	351	—	351
Belnick, Inc.	—	350	—	350
Vertellus Holdings LLC	(41)	—	313	272
Gray Matter Systems, LLC	—	260	—	260
Unirac, Inc.	—	238	—	238
ALS Education, LLC	—	237	—	237
Magpul Industries Corp.	—	210	(210)	—
Drive Chassis Holdco, LLC	—	260	(261)	(1)
Precision International, LLC	354	(184)	(332)	(162)
GFRC Holdings, LLC	—	(548)	—	(548)
LWO Acquisitions Company LLC	—	(609)	—	(609)
ENET Holdings, LLC	—	(674)	—	(674)
NetFortris Corp.	—	(1,371)	—	(1,371)
Other, net (<$500)	330	72	62	464

Total:	$4,179	$61,981	$(6,634)	$59,526

The primary driver of net unrealized appreciation of $55.3 million for the year ended September 30, 2021 was the improvement in the financial and operational performance across a number of our portfolio companies and an increase in comparable transaction multiples used to estimate the fair value of several of our portfolio companies, partially offset by the reversal of unrealized depreciation associated with the exit of our investment in AG Transportation Holdings, LLC and a decrease in performance of certain of our other portfolio companies.

During the year ended September 30, 2020, we recorded net unrealized depreciation of investments in the aggregate amount of $18.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2020 were as follows:

	Year Ended September 30, 2020
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Vertellus Holdings LLC	$—	$2,194	$—	$2,194
Lignetics, Inc.	(63)	1,654	—	1,591
The Mochi Ice Cream Company	2,533	1,541	(2,570)	1,504
Antenna Research Associates, Inc.	—	1,098	—	1,098
Leeds Novamark Capital I, L.P.	—	1,002	—	1,002
Vacation Rental Pros Property Management, LLC	—	384	—	384
New Trident Holdcorp, Inc.	(4,409)	—	4,409	—
DiscoverOrg, LLC	—	(348)	336	(12)
Travel Sentry, Inc.	(92)	(525)	534	(83)
Meridian Rack & Pinion, Inc.	(5,589)	(112)	5,589	(112)
Targus Cayman HoldCo, Ltd.	—	(199)	—	(199)
Precision International, LLC	—	(268)	—	(268)
Canopy Safety Brands, LLC	—	(442)	122	(320)
R2i Holdings, LLC	—	(333)	—	(333)
CHA Holdings, Inc.	—	(336)	—	(336)
Medical Solutions Holdings, Inc.	—	(343)	—	(343)
Café Zupas	—	(519)	—	(519)
EL Academies, Inc.	—	(553)	—	(553)
Keystone Acquisition Corp.	—	(589)	—	(589)
Triple H Food Processors, LLC	—	(642)	—	(642)
Tailwind Smith Cooper Intermediate Corporation	—	(833)	—	(833)
B+T Group Acquisition Inc.	—	(858)	—	(858)
DKI Ventures, LLC	—	(1,221)	—	(1,221)
LWO Acquisitions Company LLC	—	(1,768)	—	(1,768)
Sea Link International IRB, Inc.	—	(1,928)	—	(1,928)
NetFortris Corp.	—	(2,426)	—	(2,426)
Edge Adhesives Holdings, Inc.	—	(2,977)	—	(2,977)
FES Resources Holdings LLC	—	(3,236)	—	(3,236)
Defiance Integrated Technologies, Inc.	—	(4,179)	—	(4,179)
Imperative Holdings Corporation	—	(4,776)	—	(4,776)
ENET Holdings, LLC	—	(5,196)	—	(5,196)
Other, net (<$500)	144	(227)	(129)	(212)

Total:	$(7,476)	$(26,961)	$8,291	$(26,146)

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

As of September 30, 2021, the fair value of our investment portfolio was greater than its cost basis by approximately $11.1 million and our entire investment portfolio was valued at 102.0% of cost, as compared to cumulative net unrealized depreciation of $44.2 million and a valuation of our entire portfolio at 91.1% of cost as of September 30, 2020. This year over year increase in the cumulative unrealized appreciation on investments represents net unrealized appreciation of $55.3 million for the year ended September 30, 2021.

Net Unrealized (Appreciation) Depreciation of Other

During the year ended September 30, 2021, we recorded $0.4 million of unrealized depreciation on our Credit Facility at fair value as compared to $0.5 million of unrealized appreciation during the year ended September 30, 2020.

The comparison of the fiscal year ended September 30, 2020 to the fiscal year ended September 30, 2019 can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, as filed with the SEC on November 11, 2020, located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

Net cash used in operating activities for the year ended September 30, 2021 was $14.1 million as compared to $46.1 million for the year ended September 30, 2020. The change was primarily due to an increase in principal repayments and net proceeds from sales of investments. Repayments and net proceeds from sales were $142.7 million during the year ended September 30, 2021 compared to $78.8 million during the year ended September 30, 2020.

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

As of September 30, 2021, we had loans to, syndicated participations in or equity investments in 46 companies, with an aggregate cost basis of approximately $546.5 million. As of September 30, 2020, we had loans to, syndicated participations in or equity investments in 48 companies, with an aggregate cost basis of approximately $494.6 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
Beginning investment portfolio, at fair value	$450,400	$402,875
New investments	138,992	131,150
Disbursements to existing portfolio companies	42,849	18,756
Scheduled principal repayments	(4,854)	(5,648)
Unscheduled principal repayments	(121,962)	(70,344)
Net proceeds from sales of investments	(12,457)	(2,763)
Net unrealized appreciation (depreciation) of investments	61,981	(26,961)
Reversal of prior period net appreciation (depreciation) of investments	(6,634)	8,291
Net realized gain (loss) on investments	4,179	(7,685)
Increase in investment balance due to PIK interest(A)	5,994	2,400
Net change in premiums, discounts and amortization	(876)	329

Ending Investment Portfolio, at Fair Value	$557,612	$450,400

(A)	PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2021.

Year Ending September 30,	Amount
2022(A)	$118,499
2023	32,544
2024	46,231
2025	96,825
2026	190,456
Thereafter	17,581

Total contractual repayments	$502,136
Adjustments to cost basis of debt investments	(1,584)
Investments in equity securities	45,960

Investments held as of September 30, 2021 at Cost:	$546,512

(A)	Includes debt investments with contractual principal amounts totaling $44.1 million for which the maturity date has passed as of September 30, 2021.

Financing Activities

Net cash provided by financing activities for the year ended September 30, 2021 was $12.4 million, which consisted primarily of $150.0 million in gross proceeds from the issuance of notes payable and $26.9 million in gross proceeds from the issuance of common stock, partially offset by $77.5 million in net repayments on our Credit Facility, $57.5 million used in the redemption of our 2023 Notes, and $26.0 million in distributions to common shareholders.

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

Distributions to Stockholders

Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, during the year ended September 30, 2021, we paid monthly cash distributions of $0.065 per common share for each month, which totaled an aggregate of $26.0 million. During the year ended September 30, 2020, we paid monthly cash distributions of $0.07 per common share for the months of October 2019 through March 2020 and paid monthly cash distributions of $0.065 per common share for the months of April 2020 through September 2020. These distributions totaled an aggregate of $25.2 million. During the year ended September 30, 2019, we paid monthly cash distributions of

$0.07 per common share for each month, which totaled an aggregate of $24.6 million. In October 2021, our Board of Directors declared a monthly distribution of $0.065 per common share for each of October, November, and December 2021. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2022. From inception through September 30, 2021, we have paid 224 monthly or quarterly consecutive distributions to common stockholders totaling approximately $396.3 million or $21.04 per share.

For the fiscal years ended September 30, 2021, 2020, and 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.0 million, $0.4 million, and $0.7 million, respectively.

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

Equity

Registration Statement

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of September 30, 2021, we had the ability to issue up to an additional $55.5 million in securities under the registration statement.

Common Stock

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we had the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $50.0 million. During the year ended September 30, 2021, we sold 2,082,269 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.21 per share and raised $19.2 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $18.8 million.

In May 2021, we entered into a new equity distribution agreement with Jefferies LLC (the “New Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the year ended September 30, 2021, we sold 655,252 shares of our common stock under the New Jefferies Sales Agreement, at a weighted-average price of $11.71 per share and raised $7.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.5 million. As of September 30, 2021, we had a remaining capacity to sell up to an additional $52.3 million of our common stock under the New Jefferies Sales Agreement.

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

On September 30, 2021, the closing market price of our common stock was $11.30 per share, a 21.8% premium to our September 30, 2021 NAV per share of $9.28.

Revolving Credit Facility

On May 13, 2021, we, through Business Loan, amended and restated the Credit Facility to, among other things, (i) decrease the commitment amount from $205.0 million to $175.0 million, (ii) extend the revolving period end date to October 31, 2023, (iii) extend the maturity date to October 31, 2025 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date), (iv) reduce the interest rate margin to 2.70% during the revolving period and 3.25% thereafter, with a LIBOR floor of 0.35%, (v) revise the unused fee to include an additional fee tier of 0.35% per annum on the daily undrawn amounts if the average unused amount is equal to or less than 35% during the applicable period, (vi) provide for certain excess concentration limits, including a reduced second lien limit and a new broadly syndicated loan limit and (vii) add customary LIBOR replacement language. We incurred fees of approximately $1.1 million in connection with this amendment and restatement, which are being amortized through our Credit Facility’s revolving period end date of October 31, 2023.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $328.8 million as of September 30, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2021, and as defined in our Credit Facility, we had a net worth of $504.0 million, asset coverage on our “senior securities representing indebtedness” of 230.7% and an active status as a BDC and RIC. In addition, as of September 30, 2021, we had 31 obligors in our Credit Facility’s borrowing base and we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our Credit Facility.

Notes Payable

In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year).

In October 2019, we completed a debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. As of September 30, 2021, the 2024 Notes were traded under the ticker symbol “GLADL” on the Nasdaq Global Select Market. On November 1, 2021, we voluntarily redeemed the 2024 Notes with an aggregate principal amount outstanding of $38.8 million.

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

Off-Balance Sheet Arrangements

We generally recognize success fee income when the payment has been received. As of September 30, 2021 and 2020, we had off-balance sheet success fee receivables on our accruing debt investments of $11.7 million and $9.9 million (or approximately $0.34 per common share and $0.31 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2021 and 2020 to be immaterial.

The following table shows our contractual obligations as of September 30, 2021, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$50,500	$—	$50,500
Notes Payable	—	—	188,813	—	188,813
Interest expense on debt obligations(C)	12,910	25,821	13,822	—	52,553

Total	$12,910	$25,821	$253,135	$—	$291,866

(A)

Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $54.4 million, at cost, as of September 30, 2021.

(B)	Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)

Includes estimated interest payments on our Credit Facility, 2026 Notes, and 2024 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2021.

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

The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2021 and 2020, representing approximately 95.5% and 92.7%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2021	2020
Highest	10.0	10.0
Average	6.6	6.3
Weighted Average	7.0	6.5
Lowest	1.0	1.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2021 and 2020, representing approximately 3.9% and 5.4%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2021	2020
Highest	5.0	5.0
Average	4.6	4.7
Weighted Average	4.5	4.7
Lowest	4.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2021 and 2020, representing approximately 0.6% and 1.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2021	2020
Highest	5.0	6.0
Average	5.0	5.0
Weighted Average	5.0	4.6
Lowest	5.0	4.0

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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of September 30, 2021, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	87.8%
Fixed rates	12.2

Total	100.0%

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2021 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 100 basis points	$535	$369	$166
Up 50 basis points	69	116	(47)
Up 25 basis points	24	—	24
Down 8 basis points	(8)	—	(8)

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

Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

November 15, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Gladstone Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of September 30, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended September 30, 2018, 2017, 2016, 2015, 2014, 2013, and 2012 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended September 30, 2021, appearing on pages 57-58 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2021 and 2020 by correspondence with the custodian, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $551.0 million of total level 3 investments at fair value as of September 30, 2021. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments using a total enterprise value or yield analysis due to the use of significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, including testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s valuation methods, and evaluating the reasonableness of the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis by considering current and past performance of the investment, consistency of the unobservable inputs with external market data and evidence obtained in other areas of the audit, and management’s historical forecasting accuracy, or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate for certain level 3 investments and comparison of management’s estimate to the independently developed estimate. Developing an independent fair value estimate involved testing the completeness and accuracy of data provided by management and independently developing significant unobservable inputs related to the modified discount rate for those investments valued using a yield analysis.

/s/ PricewaterhouseCoopers LLP

Washington, DC

November 15, 2021

We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30,	September 30,
	2021	2020
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $447,566 and $427,798 respectively)	$454,601	$401,047
Affiliate investments (Cost of $70,682 and $38,322, respectively)	82,281	33,179
Control investments (Cost of $28,264 and $28,527, respectively)	20,730	16,174
Cash and cash equivalents	671	2,420
Restricted cash and cash equivalents	175	49
Interest receivable, net	2,361	3,001
Due from administrative agent	2,951	2,103
Deferred financing costs, net	1,033	372
Other assets, net	1,697	832

TOTAL ASSETS	$566,500	$459,177

LIABILITIES
Borrowings, at fair value (Cost of $50,500 and $128,000, respectively)	$50,500	$127,650
Notes payable, net of unamortized deferred financing costs of $2,202 and $2,428, respectively	186,611	93,885
Accounts payable and accrued expenses	490	377
Interest payable	1,797	1,181
Fees due to Adviser(A)	2,255	1,686
Fee due to Administrator(A)	382	329
Other liabilities	6,026	326

TOTAL LIABILITIES	$248,061	$225,434

Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 34,304,371 and 31,566,850 shares issued and outstanding, respectively	$34	$32
Capital in excess of par value(C)	392,494	367,125
Cumulative net unrealized appreciation (depreciation) of investments	11,100	(44,247)
Cumulative net unrealized appreciation of other	—	350
Under (over) distributed net investment income(C)	149	(39)
Accumulated net realized losses	(85,338)	(89,478)

Total distributable loss	(74,089)	(133,414)

TOTAL NET ASSETS	$318,439	$233,743

NET ASSET VALUE PER COMMON SHARE	$9.28	$7.40

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Refer to Note 11—Commitments and Contingencies for additional information.
(C)	Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2021	2020	2019
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$40,953	$37,469	$37,879
Affiliate investments	4,815	4,296	4,302
Control investments	1,646	1,661	2,146
Cash and cash equivalents	—	17	54

Total interest income (excluding PIK interest income)	47,414	43,443	44,381
PIK interest income
Non-Control/Non-Affiliate investments	2,545	2,578	1,262
Affiliate investments	—	—	49
Control investments	—	—	76

Total PIK interest income	2,545	2,578	1,387
Total interest income	49,959	46,021	45,768
Success fee income
Non-Control/Non-Affiliate investments	202	350	1,935

Total success fee income	202	350	1,935
Dividend income
Non-Control/Non-Affiliate investments	1,645	166	497
Control investments	611	559	598

Total dividend income	2,256	725	1,095
Other income	1,377	863	1,237

Total investment income	53,794	47,959	50,035

EXPENSES
Base management fee(A)	8,674	7,568	7,230
Loan servicing fee(A)	5,579	5,819	5,072
Incentive fee(A)	5,746	5,251	5,776
Administration fee(A)	1,438	1,430	1,325
Interest expense on borrowings	11,513	9,991	8,037
Dividend expense on mandatorily redeemable preferred stock	—	9	3,105
Amortization of deferred financing costs	1,347	1,484	1,348
Professional fees	806	877	833
Other general and administrative expenses	1,101	1,219	1,187

Expenses, before credits from Adviser	36,204	33,648	33,913
Credit to base management fee - loan servicing fee(A)	(5,579)	(5,819)	(5,072)
Credit to fees from Adviser - other(A)	(2,953)	(5,033)	(3,386)

Total expenses, net of credits	27,672	22,796	25,455

NET INVESTMENT INCOME	26,122	25,163	24,580

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	4,179	(7,413)	(16,404)
Affiliate investments	—	(63)	25
Control investments	—	—	(9)
Other	(999)	(1,407)	—

Total net realized gain (loss)	3,180	(8,883)	(16,388)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	33,786	(11,355)	18,341
Affiliate investments	16,742	(1,643)	2,311
Control investments	4,819	(5,672)	(8,808)
Other	(350)	517	(167)

Total net unrealized appreciation (depreciation)	54,997	(18,153)	11,677

Net realized and unrealized gain (loss)	58,177	(27,036)	(4,711)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$84,299	$(1,873)	$19,869

BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.79	$0.81	$0.84

Net increase (decrease) in net assets resulting from operations	$2.54	$(0.06)	$0.68

WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	33,234,482	31,040,852	29,269,466

(A)	Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2021	2020	2019

OPERATIONS
Net investment income	$26,122	$25,163	$24,580
Net realized gain (loss) on investments	4,179	(7,476)	(16,388)
Net realized loss on other	(999)	(1,407)	—
Net unrealized appreciation (depreciation) of investments	55,347	(18,670)	11,844
Net unrealized appreciation (depreciation) of other	(350)	517	(167)

Net increase (decrease) in net assets from operations	84,299	(1,873)	19,869

DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.75, $0.80, and $0.82 per share, respectively)(A)	(24,987)	(24,752)	(23,861)
Distributions to common stockholders from return of capital ($0.03, $0.01, and $0.02 per share, respectively)(A)	(985)	(411)	(719)

Net decrease in net assets from distributions	(25,972)	(25,163)	(24,580)

CAPITAL TRANSACTIONS
Issuance of common stock	26,850	11,664	17,248
Offering costs for issuance of common stock	(481)	(215)	(299)

Net increase (decrease) in net assets from capital transactions	26,369	11,449	16,949

NET INCREASE (DECREASE) IN NET ASSETS	84,696	(15,587)	12,238
NET ASSETS, BEGINNING OF YEAR	233,743	249,330	237,092

NET ASSETS, END OF YEAR	$318,439	$233,743	$249,330

(A)	Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$84,299	$(1,873)	$19,869
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(181,841)	(149,906)	(147,067)
Principal repayments on investments	126,816	75,992	118,381
Proceeds from sale of investments	15,848	2,763	12,680
Increase in investments due to paid-in-kind interest or other	(5,994)	(2,400)	(1,752)
Net change in premiums, discounts and amortization	876	(329)	358
Net realized loss (gain) on investments	(4,179)	7,685	16,414
Net unrealized depreciation (appreciation) of investments	(55,347)	18,670	(11,844)
Net realized loss (gain) on other	999	1,407	—
Net unrealized depreciation (appreciation) of other	350	(517)	167
Amortization of deferred financing costs	1,347	1,484	1,348
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	640	(376)	(24)
Decrease (increase) in funds due from administrative agent	(848)	723	(19)
Decrease (increase) in other assets, net	(941)	255	(485)
Increase (decrease) in accounts payable and accrued expenses	113	(199)	286
Increase (decrease) in interest payable	616	339	512
Increase (decrease) in fees due to Adviser(A)	569	234	368
Increase (decrease) in fee due to Administrator(A)	53	(37)	49
Increase (decrease) in other liabilities	2,562	(6)	14

Net cash provided by (used in) operating activities	(14,062)	(46,091)	9,255

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	238,800	204,500	170,700
Repayments on borrowings	(316,300)	(143,400)	(213,800)
Redemption of mandatorily redeemable preferred stock	—	(51,750)	—
Proceeds from issuance of notes payable	150,000	38,813	57,500
Redemption of notes payable	(57,500)	—	—
Deferred financing costs	(3,036)	(1,677)	(2,322)
Proceeds from issuance of common stock	26,850	11,664	17,248
Offering costs for issuance of common stock	(403)	(175)	(257)
Distributions paid to common stockholders	(25,972)	(25,163)	(24,580)

Net cash provided by (used in) financing activities	12,439	32,812	4,489

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(1,623)	(13,279)	13,744
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	2,469	15,748	2,004

CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$846	$2,469	$15,748

CASH PAID DURING YEAR FOR INTEREST	$10,897	$9,652	$7,525
NON-CASH ACTIVITIES(B)	6,633	—	—

(A)	Refer to Note 4—Related Party Transactions for additional information.
(B)	Significant non-cash operating activities consisted principally of the following transactions:

•	In June 2021, our investment in NetFortris Corp. was restructured. As part of the transaction, approximately $3.5 million of fees and accrued interest were capitalized to the term loan.
•	Approximately $3.1 million of non-cash activities consists of estimated tax liabilities for portfolio company exits that occurred during the year ended September 30, 2021.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 142.8%
Secured First Lien Debt – 95.5%
Aerospace and Defense – 20.3%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,763	$11,763	$11,763
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	19,500	19,500	19,549
SpaceCo Holdings, LLC – Line of Credit, $1,300 available (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	700	700	700
SpaceCo Holdings, LLC – Term Debt (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	32,544	32,044	32,544

		64,007	64,556
Beverage, Food, and Tobacco – 13.5%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,987
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	24,210
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $7,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	17,000	17,000	16,936

		42,970	43,133
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	700	700	699
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	1,000	1,000	999

		1,700	1,698
Diversified/Conglomerate Manufacturing – 3.8%
Unirac, Inc. – Line of Credit, $1,003 available (L + 7.0%, 8.0% Cash, Due 6/2026) (C)(U)	251	251	250
Unirac, Inc. – Delayed Draw Term Loan, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	—	—	—
Unirac, Inc. – Term Debt (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	11,921	11,652	11,891

		11,903	12,141
Diversified/Conglomerate Service – 21.3%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—	—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,739	5,724	5,008
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000	1,000	785
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000	29,000	22,765
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	20,129	20,129	19,927
MCG Energy Solutions, LLC – Delayed Draw Term Loan, $3,000 available (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	—	—	—
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829	829	803
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	19,000	19,000	18,406

		75,682	67,694

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Healthcare, Education, and Childcare – 24.9%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	20,680	20,680	20,809
Effective School Solutions LLC – Line of Credit, $2,000 available (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	—	—	—
Effective School Solutions LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	19,000	19,000	19,095
Effective School Solutions LLC – Delayed Draw Term Loan, $3,200 available (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	—	—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	16,000	16,000
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	12,000	12,000
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	500	500	499
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	11,000	11,000	10,986

		79,180	79,389
Machinery – 1.8%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	122
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,824	5,824	5,577

		5,949	5,699
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 9.4%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	1,200	1,200	1,158
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	6,000	6,000	5,790
NetFortris Corp. – Term Debt (L + 11.0%, 4.0% Cash, 7.5% PIK, Due 5/2021)(C)(Q)	27,350	26,946	22,837

		34,146	29,785

Total Secured First Lien Debt		$315,644	$304,095

Secured Second Lien Debt – 30.6%
Automobile – 3.3%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023) (C)(F)	$10,893	$10,893	$10,376
Beverage, Food, and Tobacco – 1.1%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.8% Cash, Due 10/2026)(D)	3,682	3,702	3,646
Chemicals, Plastics, and Rubber – 3.2%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2024)(C)	10,012	9,986	10,062

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 1.5%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,801	4,701
Diversified/Conglomerate Service – 8.7%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,960	2,700
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,064	8,130
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,954	3,790
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(Y)(Z)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(Y)(Z)	13,000	13,000	13,130

		27,978	27,750
Healthcare, Education, and Childcare – 1.8%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(C)	3,000	2,974	2,940
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(C)	3,000	2,957	2,940

		5,931	5,880
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.2%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,025
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.3% Cash, Due 11/2026)(D)	798	798	790
Oil and Gas – 7.6%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	26,569	26,569	24,178

Total Secured Second Lien Debt		$100,658	$97,408

Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$10
Preferred Equity – 5.7%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	127
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	102
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	864
Diversified/Conglomerate Service – 2.8%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,861

		7,500	8,861
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,551

		6,982	1,551
Telecommunications – 2.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	5,691
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	914

		2,813	6,605

Total Preferred Equity		$18,493	$18,110

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Common Equity – 11.0%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,444
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,749

		5,283	15,193
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	300
Beverage, Food, and Tobacco – 0.5%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,504
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Healthcare, Education, and Childcare – 2.3%
GSM MidCo LLC – Common Stock(E)(G)	767	767	924
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,358	6,487

		2,125	7,411
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	132

		499	132
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	6,290	30	78
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	330
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—

		1	330
Textiles and Leather – 3.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	10,030

Total Common Equity		$12,573	$34,978

Total Non-Control/Non-Affiliate Investments		$447,566	$454,601

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 25.8%
Secured First Lien Debt – 9.1%
Diversified/Conglomerate Manufacturing – 1.7%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$5,540	$5,540	$5,540
Diversified/Conglomerate Service – 7.4%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	23,500	23,500	23,618
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—

		23,500	23,618

Total Secured First Lien Debt		$29,040	$29,158

Secured Second Lien Debt – 9.6%
Diversified Natural Resources, Precious Metals and Minerals – 9.6%
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	$6,000	$6,000	$6,540
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	8,000	8,000	8,633
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	3,300	3,300	3,491
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	3,000	3,000	3,199
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	2,500	2,500	2,500
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	6,200	6,200	6,200

		29,000	30,563

Total Secured Second Lien Debt		$29,000	$30,563

Preferred Equity – 3.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.4%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	3,200,000	3,200	$4,525
Diversified Natural Resources, Precious Metals and Minerals – 1.8%
Lignetics, Inc. – Preferred Stock(G)(Y)(Z)	78,097	1,321	5,602
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	739

Total Preferred Equity		$10,487	$10,866

Common Equity – 3.7%
Diversified Natural Resources, Precious Metals and Minerals – 3.5%
Lignetics, Inc. – Common Stock(G)(Y)(Z)	152,603	$1,855	$10,969
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	725

Total Common Equity		$2,155	$11,694

Total Affiliate Investments		$70,682	$82,281

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2021

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 6.5%
Secured First Lien Debt – 1.3%
Diversified/Conglomerate Manufacturing – 0.9%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)(Q)	$6,000	$6,000	$2,841
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)(Q)	10,632	10,632	—

		16,632	2,841
Printing and Publishing – 0.4%
TNCP Intermediate HoldCo, LLC – Line of Credit, $700 available (8.0% Cash, Due 10/2024)(E)(F)	1,300	1,300	1,300

Total Secured First Lien Debt		$17,932	$4,141

Secured Second Lien Debt – 2.5%
Automobile– 2.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$7,985	$7,985	$7,985
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$270
Common Equity – 2.6%
Automobile– 0.8%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$2,623
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 1.3%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,983
Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	1,728

Total Common Equity		$2,002	$8,334

Total Control Investments		$28,264	$20,730

TOTAL INVESTMENTS – 175.1%		$546,512	$557,612

(A)

Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $512.0 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.2% of total investments, at fair value, as of September 30, 2021.

(B)

Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.08% as of September 30, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.

(C)	Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)	Fair value was based on the indicative bid price on or near September 30, 2021, offered by the respective syndication agent’s trading desk.
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

(K)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2021.
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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.13% as of September 30, 2021.
(V)	The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of September 30, 2021.
(W)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(X)

Cumulative gross unrealized depreciation for federal income tax purposes is $59.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $57.7 million. Cumulative net unrealized depreciation is $1.7 million, based on a tax cost of $559.3 million.

(Y)	Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(Z)	Investment was exited subsequent to September 30, 2021. Refer to Note 15 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION

CONSOLIDATED SCHEDULE OF INVESTMENTS

SEPTEMBER 30, 2020

(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(Y)	Principal/ Shares/ Units(J)(X)	Cost	Fair Value
Secured Second Lien Debt – 72.2%
Automobile – 4.1%
Sea Link International IRB, Inc. – Term Debt (13.3% PIK, Due 3/2023)(C)(F)	$10,576	$10,576	$9,518
Beverage, Food, and Tobacco – 1.6%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,683	3,704	3,637
Cargo Transportation – 13.1%
AG Transportation Holdings, LLC – Term Debt (L + 10.0%, 13.3% Cash, Due 12/2021)(C)	13,000	12,973	12,805
American Trailer Rental Group LLC – Term Debt (L + 8.9%, 10.4% Cash, Due 8/2025)(C)	18,000	18,000	17,820

		30,973	30,625
Chemicals, Plastics, and Rubber – 4.7%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 11.5%, 12.5% Cash, Due 5/2024)(C)	10,012	10,012	9,911
Vertellus Holdings LLC – Term Debt (L + 12.0%, 13.0% Cash, Due 7/2022)(C)	1,099	1,099	1,099

		11,111	11,010
Diversified/Conglomerate Manufacturing – 13.7%
Magpul Industries Corp. – Term Debt (L + 11.5%, 12.5% Cash, Due 5/2026)(C)	28,000	28,000	28,000
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,776	3,887

		32,776	31,887
Diversified/Conglomerate Service – 14.9%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,953	2,700
Drive Chassis Holdco, LLC – Term Debt (L + 8.3%, 8.5% Cash, Due 4/2026)(D)(U)	5,000	4,786	4,787
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 11/2023)(C)(F)	11,100	11,100	10,906
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,945	3,300
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(C)	13,000	13,000	12,984

		35,784	34,677
Healthcare, Education, and Childcare – 2.3%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(D)(Z)	3,000	2,969	2,700
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(D)(Z)	3,000	2,948	2,760

		5,917	5,460
Home and Office Furnishings, Housewares and Durable Consumer Products – 4.1%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	9,675
Hotels, Motels, Inns, and Gaming – 3.4%
Vacation Rental Pros Property Management, LLC – Term Debt (L + 10.0%, 11.0% Cash, 3.0% PIK, Due 6/2023)(C)	8,052	8,052	8,052
Machinery – 0.4%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	1,000	1,000	910
Oil and Gas – 9.9%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	27,583	27,583	23,170

Total Secured Second Lien Debt		$177,476	$168,621

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

(U)	The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.23% as of September 30, 2020.
(V)	The cash interest rate on this investment was indexed to, PRIME, which was 3.25% as of September 30, 2020.
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

SEPTEMBER 30, 2021

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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We also have significant subsidiaries (as defined under Rule 1-02(w) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. Refer to Note 13 – Unconsolidated Significant Subsidiaries for additional information regarding our unconsolidated significant subsidiaries.

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

Classification of Investments

In accordance with the provisions of the 1940 Act applicable to BDCs, we classify portfolio investments on our accompanying Consolidated Financial Statements into the following categories:

•

Control Investments—Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities of such portfolio company;

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

Board Responsibility

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy, and reviews other facts and circumstances.1 Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and determine in good faith the fair value of such investments in accordance with the Policy.

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

Revenue Recognition

Interest Income Recognition

Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2021, there were no loans on non-accrual status. As of September 30, 2020, loans to B+T Group Acquisition, Inc. were on non-accrual status with an aggregate debt cost basis of $7.2 million, or 1.6% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of approximately $6.5 million, or 1.6% of the fair value of all debt investments in our portfolio.

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

As of September 30, 2021 and 2020, we held six and five OID loans, respectively, primarily from the syndicated loans as well as some participation interests in our portfolio. We recorded OID income of $0.3 million, $0.3 million, and $0.1 million during the years ended September 30, 2021, 2020, and 2019, respectively. The unamortized balance of OID investments as of September 30, 2021 and 2020 totaled $1.1 million and $0.6 million, respectively. As of each of September 30, 2021 and 2020, we had seven investments which had a PIK interest component. We recorded PIK interest income of $2.5 million, $2.6 million, and $1.4 million during the years ended September 30, 2021, 2020, and 2019, respectively. We collected $3.4 million, $0.1 million, and $0 of PIK interest in cash during the years ended September 30, 2021, 2020, and 2019, respectively.

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

Deferred Financing and Offering Costs

Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our Credit Facility (as defined below) are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of our Credit Facility’s revolving period. Costs associated with the issuance of our notes payable are presented as discounts to the principal amount of the notes payable and are amortized using the straight-line method, which approximates the effective interest method, over the term of the notes. Costs associated with the issuance of our mandatorily redeemable preferred stock are presented as discounts to the liquidation value of the mandatorily redeemable preferred stock and are amortized using the straight-line method, which approximates the effective interest method, over the term of the respective series of preferred stock. Refer to Note 5 — Borrowings and Note 6 — Mandatorily Redeemable Preferred Stock for further discussion.

Related Party Fees

We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our revolving credit facility with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amend and/or restated from time to time, our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.

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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2018 to 2020 remain subject to examination by the Internal Revenue Service (“IRS”).

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

Recent Accounting Pronouncements

In August 2021, the FASB issued Accounting Standards Update 2021-06, “Presentation of Financial Statements (Topic 205): Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)” (“ASU 2021-06”), which codifies SEC final rules. ASU 2021-06 is effective immediately. Our adoption of ASU 2021-06 did not have a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2020, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.

We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2021 and 2020, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of September 30, 2021 and 2020, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Secured first lien debt	$337,394		$—	$—		$337,394
Secured second lien debt	135,956		—	—		135,956
Unsecured debt	10		—	—		10
Preferred equity	29,246		—	—		29,246
Common equity/equivalents	48,519	(A)	—	78	(B)	48,441

Total Investments as of September 30, 2021	$551,125		$—	$78		$551,047

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2020:
Secured first lien debt	$213,468		$—	$—		$213,468
Secured second lien debt	196,986		—	—		196,986
Unsecured debt	4,299		—	—		4,299
Preferred equity	7,000		—	—		7,000
Common equity/equivalents	23,929	(A)	—	48	(B)	23,881

Total Investments as of September 30, 2020	$445,682		$—	$48		$445,634

(A)	Excludes our investment in Leeds with a fair value of $6.5 million and $4.7 million as of September 30, 2021 and 2020, respectively. Leeds was valued using NAV as a practical expedient.
(B)

Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2021 and 2020 by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2021		September 30, 2020
Non-Control/Non-Affiliate Investments
Secured first lien debt	$304,095		$199,860
Secured second lien debt	97,408		168,621
Unsecured debt	10		4,299
Preferred equity	18,110		4,677
Common equity/equivalents	28,413	(A)	18,824	(B)

Total Non-Control/Non-Affiliate Investments	$448,036		$396,281

Affiliate Investments
Secured first lien debt	$29,158		$8,658
Secured second lien debt	30,563		20,300
Preferred equity	10,866		2,069
Common equity/equivalents	11,694		2,152

Total Affiliate Investments	$82,281		$33,179

Control Investments
Secured first lien debt	$4,141		$4,950
Secured second lien debt	7,985		8,065
Preferred equity	270		254
Common equity/equivalents	8,334		2,905

Total Control Investments	$20,730		$16,174

Total Investments at Fair Value Using Level 3 Inputs	$551,047		$445,634

(A)

Excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively, as of September 30, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

(B)

Excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2021 and 2020. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2021	September 30, 2020	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2021	September 30, 2020

Secured first lien debt(A)	$321,490	$195,846	Yield Analysis	Discount Rate	7.5%–31.2% / 12.4%	8.3%–24.6% / 13.4%
	15,904	17,622	TEV	EBITDA multiple	5.4x–5.9x / 5.9x	4.8x–4.8x / 4.8x
				EBITDA	$620–$10,209 / $9,255	$6,492–$6,492 / $6,492
				Revenue multiple	0.3x–0.3x / 0.3x	0.3x–0.3x / 0.3x
				Revenue	$9,968–$9,968 / $9,968	$7,451–$11,500 / $11,165
Secured second lien debt	106,464	163,141	Yield Analysis	Discount Rate	10.1%–23.7% / 14.7%	10.5%–25.1% / 14.5%
	21,507	24,681	Market Quote	IBP	90.0%–99.0% / 95.7%	77.7%–98.8% / 89.2%
	7,985	9,164	TEV	EBITDA multiple	6.0x–6.0x / 6.0x	5.3x–9.0x / 5.7x
				EBITDA	$3,125–$3,125 / $3,125	$3,020–$69,552 / $10,999
Unsecured debt	—	4,282	Yield Analysis	Discount Rate	—	12.6%–12.6% / 12.6%
	10	17	TEV	Revenue multiple	0.3x–1.4x / 1.0x	0.3x–1.4x / 1.0x
				Revenue	$752–$9,968 / $3,740	$883–$11,500 / $4,325
Preferred and common equity / equivalents(B)	77,687	30,881	TEV	EBITDA multiple	3.7x–9.5x / 7.2x	3.0x–9.2x / 6.0x
				EBITDA	$620–$62,547 / $14,788	$483–$88,142 / $16,403
				Revenue multiple	0.3x–4.0x / 2.0x	0.3x–1.4x / 0.8x
				Revenue	$752–$144,889 / $29,437	$883–$161,232 / $48,273

Total Level 3 Investments, at Fair Value	$551,047	$445,634

(A)	Fair value as of September 30, 2021 includes two proprietary debt investments totaling $43.7 million, which were valued using the expected payoff amount as the unobservable input.
(B)

Fair value as of September 30, 2021 includes one proprietary equity investment totaling $16.6 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2021 excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively, as of September 30, 2021. Fair value as of September 30, 2020 excludes our investments in Leeds and Funko with fair values of $4.7 million and $48 thousand, respectively, as of September 30, 2020. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both September 30, 2021 and 2020.

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

Changes in Level 3 Fair Value Measurements of Investments

The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2021 and 2020 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	3,849	3,849
Net unrealized appreciation (depreciation)(B)	2,246	7,931	(7)	11,948	37,578	59,696
Reversal of prior period net depreciation (appreciation) on realization(B)	72	(763)	133	—	(6,069)	(6,627)
New investments, repayments and settlements:(C)
Issuances/originations	166,517	9,607	113	10,298	1,300	187,835
Settlements/repayments	(24,909)	(97,805)	(4,528)	—	—	(127,242)
Net proceeds from sales	—	—	—	—	(12,098)	(12,098)
Transfers	(20,000)	20,000	—	—	—	—

Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2019	$178,213	$181,541	$3,933	$9,854	$25,104	$398,645
Total gains (losses):
Net realized gain (loss)(A)	(4,232)	(4,512)	—	(1,449)	2,533	(7,660)
Net unrealized appreciation (depreciation)(B)	(13,567)	(7,572)	(254)	(6,875)	427	(27,841)
Reversal of prior period net depreciation (appreciation) on realization(B)	4,647	4,745	—	1,449	(2,550)	8,291
New investments, repayments and settlements:(C)
Issuances/originations	89,094	57,220	620	4,021	1,351	152,306
Settlements/repayments	(40,780)	(34,539)	—	—	—	(75,319)
Net proceeds from sales	93	103	—	—	(2,984)	(2,788)

Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634

(A)	Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)	Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.

(C)

Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity

Proprietary Investments

As of September 30, 2021 and 2020, we held 38 and 37 proprietary investments with an aggregate fair value of $525.9 million and $411.5 million, or 94.3% and 91.4% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2021:

•	In December 2020, we invested $19.0 million in Effective School Solutions LLC through secured first lien debt.

•

In December 2020, we invested $10.0 million in Encore Dredging Holdings, LLC through a combination of secured first lien debt and equity. In April 2021, we invested an additional $12.5 million in Encore Dredging Holdings, LLC, through a combination of secured first lien debt and equity. In August 2021, we invested an additional $5.0 million in Encore Dredging Holdings, LLC through secured first lien debt.

•	In December 2020, our investment in Aerospace Engineering, LLC paid off at par for net proceeds of $20.2 million. In conjunction with the payoff, we received a prepayment fee of $0.2 million.

•

In February 2021, we invested $20.5 million in SpaceCo Holdings, LLC through secured first lien debt. In September 2021, we invested an additional $13.0 million in SpaceCo Holdings, LLC through secured first lien debt.

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

•	In June 2021, we invested $17.0 million in Eegee’s LLC through secured first lien debt.

•	In June 2021, we invested $11.0 million in Turn Key Health Clinics, LLC through secured first lien debt.

•	In June 2021, we invested $10.0 million in Unirac, Inc. through secured first lien debt. In September 2021, we invested an additional $2.0 million in Unirac, Inc. through secured first lien debt.

•

In June 2021, American Trailer Rental Group LLC was sold, which resulted in a net realized gain on our investment of approximately $0.6 million. In connection with the sale, we received net cash proceeds of approximately $19.6 million, including the repayment of our debt investment of $18.0 million at par.

•	In July 2021, we invested an additional $6.2 million in Lignetics, Inc., an existing portfolio company, through secured second lien debt.

•

In September 2021, Precision International, LLC was sold, which resulted in a realized gain on our investment of approximately $0.4 million. In connection with the sale, we received net cash proceeds of approximately $1.0 million, including the repayment of our debt investment of $0.3 million at par and a fee of approximately $0.3 million.

Syndicated Investments

As of September 30, 2021 and 2020, we held eight and 11 syndicated investments with an aggregate fair value of $31.7 million and $38.9 million, or 5.7% and 8.6% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2021:

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

Investment Concentrations

As of September 30, 2021, our investment portfolio consisted of investments in 46 portfolio companies located in 24 states in 16 different industries, with an aggregate fair value of $557.6 million. The five largest investments at fair value as of September 30, 2021 totaled $166.2 million, or 29.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2020 totaling $130.3 million, or 28.9% of our total investment portfolio. As of September 30, 2021 and 2020, our average investment by obligor was $11.9 million and $10.3 million at cost, respectively.

The following table outlines our investments by security type as of September 30, 2021 and 2020:

	September 30, 2021				September 30, 2020
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$362,616	66.3%	$337,394	60.5%	$241,008	48.7%	$213,468	47.4%
Secured second lien debt	137,643	25.2	135,956	24.4	205,841	41.6	196,986	43.7
Unsecured debt	293	0.1	10	0.0	4,708	1.0	4,299	1.0

Total debt investments	500,552	91.6	473,360	84.9	451,557	91.3	414,753	92.1
Preferred equity	29,230	5.3	29,246	5.2	18,932	3.8	7,000	1.5
Common equity/equivalents	16,730	3.1	55,006	9.9	24,158	4.9	28,647	6.4

Total equity investments	45,960	8.4	84,252	15.1	43,090	8.7	35,647	7.9

Total Investments	$546,512	100.0%	$557,612	100.0%	$494,647	100.0%	$450,400	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$132,458	23.8%	$92,960	20.6%
Healthcare, Education, and Childcare	92,680	16.6	64,155	14.3
Aerospace and Defense	79,749	14.3	37,460	8.3
Beverage, Food, and Tobacco	48,385	8.7	29,171	6.5
Diversified Natural Resources, Precious Metals, and Minerals	47,134	8.4	24,014	5.3
Telecommunications	36,720	6.6	27,994	6.2
Oil and Gas	25,861	4.6	24,725	5.5
Diversified/Conglomerate Manufacturing	25,223	4.5	43,995	9.8
Automobile	21,681	3.9	18,149	4.0
Machinery	10,472	1.9	10,264	2.3
Chemicals, Plastics, and Rubber	10,062	1.8	13,715	3.0
Textiles and Leather	10,030	1.8	5,905	1.3
Home and Office Furnishings, Housewares, and Durable Consumer Products	10,025	1.8	9,675	2.2
Cargo Transportation	—	—	34,542	7.7
Hotels, Motels, Inns, and Gaming	—	—	8,052	1.8
Other, < 2.0%	7,132	1.3	5,624	1.2

Total Investments	$557,612	100.0%	$450,400	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2021 and 2020:

	September 30, 2021		September 30, 2020
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$238,917	42.8%	$214,808	47.7%
West	184,247	33.0	138,746	30.8
Midwest	85,970	15.5	56,106	12.5
Northeast	48,478	8.7	40,740	9.0

Total Investments	$557,612	100.0%	$450,400	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2021:

Year Ending September 30,	Amount
2022(A)	$118,499
2023	32,544
2024	46,231
2025	96,825
2026	190,456
Thereafter	17,581

Total contractual repayments	$502,136
Adjustments to cost basis of debt investments	(1,584)
Investments in equity securities	45,960

Investments held as of September 30, 2021 at Cost:	$546,512

(A)	Includes debt investments with contractual principal amounts totaling $44.1 million for which the maturity date has passed as of September 30, 2021.

Receivables from Portfolio Companies

Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2021 and 2020, we had gross receivables from portfolio companies of $0.7 million and $0.4 million, respectively. The allowance for uncollectible receivables was $0 and $11 thousand as of September 30, 2021 and 2020, respectively.

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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2021	2020	2019
Average total assets subject to base management fee(A)	$495,657	$432,457	$413,143
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%

Base management fee(B)	8,674	7,568	7,230
Portfolio company fee credit	(2,195)	(1,589)	(1,474)
Syndicated loan fee credit	(307)	(406)	(424)

Net Base Management Fee	$6,172	$5,573	$5,332

Loan servicing fee(B)	$5,579	$5,819	$5,072
Credit to base management fee - loan servicing fee(B)	(5,579)	(5,819)	(5,072)

Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$5,746	$5,251	$5,776

Incentive fee credit	(451)	(3,038)	(1,488)

Net Incentive Fee	$5,295	$2,213	$4,288

Portfolio company fee credit	$(2,195)	$(1,589)	$(1,474)
Syndicated loan fee credit	(307)	(406)	(424)
Incentive fee credit	(451)	(3,038)	(1,488)

Credit to Fees from Adviser—Other(B)	$(2,953)	$(5,033)	$(3,386)

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

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0.1 million for the years ended September 30, 2021, 2020, and 2019, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2021 and 2020.

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

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2021, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2021.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2021, 2020, and 2019.

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

Other Transactions

Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.8 million, $0.9 million, and $1.3 million during the years ended September 30, 2021, 2020, and 2019, respectively.

Related Party Fees Due

Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2021	September 30, 2020
Base management fee due to (from) Adviser	$385	$95
Loan servicing fee due to Adviser	343	355
Incentive fee due to (from) Adviser	1,527	1,236

Total fees due to (from) Adviser	2,255	1,686

Fee due to Administrator	382	329

Total Related Party Fees Due	$2,637	$2,015

In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2021 and 2020, totaled $35 thousand and $31 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $38 thousand and $0 as of September 30, 2021 and 2020, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2021 and 2020.

NOTE 5. BORROWINGS

Revolving Credit Facility

On December 9, 2020, we, through Business Loan, entered into Amendment No. 8 to our Credit Facility with KeyBank, which increased the commitment amount from $180 million to $205 million. On May 13, 2021, we, through Business Loan, amended and restated the Credit Facility to, among other things, (i) decrease the commitment amount from $205.0 million to $175.0 million, (ii) extend the revolving period end date to October 31, 2023, (iii) extend the maturity date to October 31, 2025 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date), (iv) reduce the interest rate margin to 2.70% during the revolving period and 3.25% thereafter, with a LIBOR floor of 0.35%, (v) revise the unused fee to include an additional fee tier of 0.35% per annum on the daily undrawn amounts if the average unused amount is equal to or less than 35% during the applicable period, (vi) provide for certain excess concentration limits, including a reduced second lien limit and a new broadly syndicated loan limit and (vii) add customary LIBOR replacement language. We incurred fees of approximately $1.1 million in connection with this amendment and restatement, which are being amortized through our Credit Facility’s revolving period end date of October 31, 2023.

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2021	2020
Commitment amount	$175,000	$180,000
Borrowings outstanding, at cost	50,500	128,000
Availability(A)	103,897	17,641

	Year Ended September 30,
	2021	2020	2019
Weighted average borrowings outstanding, at cost	$59,382	$103,504	$71,526
Weighted average interest rate(B)	5.0%	4.3%	6.8%
Commitment (unused) fees incurred	$1,194	$541	$1,014

(A)

Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.

(B)	Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2021 and 2020.

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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $328.8 million as of September 30, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.

As of September 30, 2021, and as defined in our Credit Facility, we had a net worth of $504.0 million, asset coverage on our “senior securities representing indebtedness” of 230.7%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of September 30, 2021. As of September 30, 2021, we were in compliance with all of our Credit Facility covenants.

Fair Value

We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.97% per annum, plus a 1.00% unused commitment fee. As of September 30, 2020, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 3.20% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of September 30, 2021 and 2020, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of September 30, 2021 and 2020, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2021 and 2020:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities
	Using Significant Unobservable Inputs (Level 3)
	As of September 30,
	2021	2020

Credit Facility	$50,500	$127,650

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2021	2020
Fair value as of September 30, 2020 and 2019, respectively	$127,650	$67,067
Borrowings	238,800	204,500
Repayments	(316,300)	(143,400)
Net unrealized appreciation (depreciation) (A)	350	(517)

Fair Value as of September 30, 2021 and 2020, respectively	$50,500	$127,650

(A)	Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2021 and 2020.

The fair value of the collateral under our Credit Facility totaled approximately $512.0 million and $412.5 million as of September 30, 2021 and 2020, respectively.

Notes Payable

In December 2020, we completed an offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional

$50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semi-annually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year).

In October 2019, we completed an offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. As of September 30, 2021, the 2024 Notes were traded under the ticker symbol “GLADL” on the Nasdaq Global Select Market. On November 1, 2021, we voluntarily redeemed the 2024 Notes with an aggregate principal amount outstanding of $38.8 million. The 2024 Notes would have otherwise matured on November 1, 2024.

In November 2018, we completed an offering of $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of $55.4 million after deducting underwriting discounts, commissions and offering expenses borne by us. On January 7, 2021, we voluntarily redeemed the 2023 Notes with an aggregate principal amount outstanding of $57.5 million. The redemption amount was $58.1 million inclusive of accrued interest through the date of redemption. In connection with the voluntary redemption of the 2023 Notes, we incurred a loss on extinguishment of debt of $1.2 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2023 Notes would have otherwise matured on November 1, 2024.

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

The fair value, based on the last quoted closing price, of the 2024 Notes as of September 30, 2021 and September 30, 2020 was $39.3 million and $38.7 million, respectively. We consider the trading price of the 2024 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2026 Notes as of September 30, 2021 was $154.1 million. We consider the 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.

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

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS

Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2021, we had the ability to issue up to an additional $55.5 million in securities under the registration statement.

Common Stock Offerings

In February 2019, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we had the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $50.0 million. During the year ended September 30, 2021, we sold 2,082,269 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.21 per share and raised $19.2 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $18.8 million.

In May 2021, we entered into a new equity distribution agreement with Jefferies LLC (the “New Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the year ended September 30, 2021, we sold 655,252 shares of our common stock under the New Jefferies Sales Agreement, at a weighted-average price of $11.71 per share and raised $7.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $7.5 million. As of September 30, 2021, we had a remaining capacity to sell up to an additional $52.3 million of our common stock under the New Jefferies Sales Agreement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2021, 2020, and 2019:

	Year Ended September 30,
	2021	2020	2019
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$84,299	$(1,873)	$19,869
Denominator for basic and diluted weighted average common shares	33,234,482	31,040,852	29,269,466

Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$2.54	$(0.06)	$0.68

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

We paid the following monthly distributions to common stockholders for the years ended September 30, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	January 12, 2021	January 22, 2021	January 29, 2021	0.065
	January 12, 2021	February 17, 2021	February 26, 2021	0.065
	January 12, 2021	March 18, 2021	March 31, 2021	0.065
	April 13, 2021	April 23, 2021	April 30, 2021	0.065
	April 13, 2021	May 19, 2021	May 28, 2021	0.065
	April 13, 2021	June 18, 2021	June 30, 2021	0.065
	July 13, 2021	July 23, 2021	July 30, 2021	0.065
	July 13, 2021	August 23, 2021	August 31, 2021	0.065
	July 13, 2021	September 22, 2021	September 30, 2021	0.065

		Year Ended September 30, 2021:		$0.78

2020	October 8, 2019	October 22, 2019	October 31, 2019	$0.07
	October 8, 2019	November 19, 2019	November 29, 2019	0.07
	October 8, 2019	December 19, 2019	December 31, 2019	0.07
	January 14, 2020	January 24, 2020	January 31, 2020	0.07
	January 14, 2020	February 19, 2020	February 28, 2020	0.07
	January 14, 2020	March 20, 2020	March 31, 2020	0.07
	April 14, 2020	April 24, 2020	April 30, 2020	0.065
	April 14, 2020	May 19, 2020	May 29, 2020	0.065
	April 14, 2020	June 19, 2020	June 30, 2020	0.065
	July 14, 2020	July 24, 2020	July 31, 2020	0.065
	July 14, 2020	August 24, 2020	August 31, 2020	0.065
	July 14, 2020	September 23, 2020	September 30, 2020	0.065

		Year Ended September 30, 2020:		$0.81

Aggregate distributions declared and paid to our common stockholders were approximately $26.0 million and $25.2 million for the years ended September 30, 2021 and 2020, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal years ended September 30, 2021, 2020, and 2019, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.0 million, $0.4 million, and $0.7 million, respectively.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2021	2020
Common stock	$34	$32
Capital in excess of par value	392,494	367,125
Cumulative net unrealized appreciation (depreciation) of investments	11,100	(44,247)
Cumulative net unrealized appreciation of other	—	350
Capital loss carryforward	(72,251)	(72,370)
Post-October tax loss deferral	—	(6,819)
Other temporary differences	(12,938)	(10,328)

Net Assets	$318,439	$233,743

We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2021, we had $72.3 million of capital loss carryforwards that do not expire.

For the years ended September 30, 2021 and 2020, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2021	2020
Undistributed net investment income	$39	$(175)
Accumulated net realized losses	959	2,610
Capital in excess of par value	(998)	(2,435)

NOTE 10. FEDERAL AND STATE INCOME TAXES

We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2021, 2020, and 2019.

In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2021, 2020, and 2019.

Under the RIC Modernization Act, we are permitted to carry forward capital losses that we may incur in taxable years beginning after September 30, 2011 for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2021 and 2020, we had no established reserves for such loss contingencies.

Escrow Holdbacks

From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.3 million and $0 as of September 30, 2021 and September 30, 2020, respectively.

Financial Commitments and Obligations

We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2021 and 2020 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2021 and 2020, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2021	2020
Unused line of credit commitments(A)	$25,549	$18,896
Delayed draw term loans	27,984	8,030
Uncalled capital commitment	843	843

Total	$54,376	$27,769

(A)	There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment.

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2021	2020	2019	2018	2017	2016	2015	2014	2013	2012
Per Common Share Data:
Net asset value at beginning of period / year (A)	$7.40	$8.22	$8.32	$8.40	$8.62	$9.06	$9.51	$9.81	$8.98	$10.16
Income from operations(B)
Net investment income	0.79	0.81	0.84	0.85	0.84	0.84	0.84	0.87	0.88	0.91
Net realized and unrealized gain (loss) on investments	1.79	(0.84)	(0.15)	(0.16)	(0.12)	(0.35)	(0.50)	(0.23)	0.49	(1.14)
Net realized and unrealized gain (loss) on other	(0.04)	(0.03)	(0.01)	—	(0.05)	—	0.06	(0.11)	0.16	(0.15)

Total from operations	2.54	(0.06)	0.68	0.69	0.67	0.49	0.40	0.53	1.53	(0.38)

Distributions to common stockholders from(B)(C)
Net Investment Income	(0.75)	(0.80)	(0.82)	(0.84)	(0.84)	(0.70)	(0.84)	(0.12)	(0.78)	(0.77)
Realized gains	—	—	—	—	—	(0.14)	—	—	—	—
Return of capital	(0.03)	(0.01)	(0.02)	—	—	—	—	(0.72)	(0.06)	(0.07)

Total distributions	(0.78)	(0.81)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)

Capital share transactions(B)
Issuance of common stock	—	—	—	—	—	—	0.06	—	—	—
Discounts, commissions, and offering costs	(0.01)	—	(0.01)	(0.01)	(0.04)	(0.05)	(0.01)	—	—	—
Repurchase of common stock	—	—	—	—	—	0.02
Repayment of principal on employee notes	—	—	—	—	—	—	—	—	0.14	0.02
Net anti-dilutive (dilutive) effect of equity offering(D)	0.15	0.05	0.07	0.08	(0.02)	(0.05)	(0.06)	—	—	—

Total capital share transactions	0.14	0.05	0.06	0.07	(0.06)	(0.08)	(0.01)	—	0.14	0.02

Other, net(B)(E)	(0.02)	—	—	—	0.01	(0.01)	—	0.01	—	0.02

Net asset value at end of period / year(A)	$9.28	$7.40	$8.22	$8.32	$8.40	$8.62	$9.06	$9.51	$9.81	$8.98

Per common share market value at beginning of year	$7.41	$9.75	$9.50	$9.50	$8.13	$8.13	$8.77	$8.73	$8.75	$6.86
Per common share market value at end of year	11.30	7.41	9.75	9.50	9.50	8.13	8.13	8.77	8.73	8.75
Total return(F)	64.93%	(15.75)%	12.55%	9.53%	27.90%	11.68%	2.40%	9.62%	9.90%	41.39%
Common stock outstanding at end of year(A)	34,304,371	31,566,850	30,345,923	28,501,980	26,160,684	23,344,422	21,131,622	21,000,160	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of year	$318,439	$233,743	$249,330	$237,092	$219,650	$201,207	$191,444	$199,660	$205,992	$188,564
Average net assets(G)	275,509	235,266	239,851	234,092	215,421	193,228	198,864	201,009	189,599	201,012
Senior Securities Data:
Borrowings under Credit Facility, at cost	$50,500	$128,000	$66,900	$110,000	$93,000	$71,300	$127,300	$36,700	$46,900	$58,800
Mandatorily redeemable preferred stock	—	—	51,750	51,750	51,750	61,000	61,000	61,000	38,497	38,497
Notes Payable	188,813	96,313	57,500	—	—	—	—	—	—	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	10.04%	9.69%	10.61%	9.61%	8.26%	10.16%	10.24%	9.06%	9.37%	10.59%
Ratio of net investment income to average net assets(J)	9.48	10.70	10.25	9.86	9.95	10.08	8.90	9.14	9.70	9.47

(A)	Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)	Based on weighted average basic per share data.
(C)	The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)

During the fiscal years ended September 30, 2021, 2020, 2019, and 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal year ended September 30, 2017, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.

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
(I)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 13.17%, 14.36%, 14.18%, 13.12%, 12.14%, 13.40%, 13.65%, 11.88%, 10.18%, and 11.11% for the fiscal years ended September 30, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, and 2012, respectively.

(J)

Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.40%, 6.11%, 6.74%, 6.41%, 6.13%, 6.90%, 5.55%, 6.37%, 8.90%, and 8.96% for the fiscal years ended September 30, 2021, 2020, 2019, 2018, and 2017, 2016, 2015, 2014, 2013, and 2012, respectively.

NOTE 13. UNCONSOLIDATED SIGNIFICANT SUBSIDIARIES

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

We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2021, 2020, and 2019.

NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity

In October 2021, we invested $26.3 million in Engineering Manufacturing Technologies, LLC through secured first lien debt and equity.

In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net proceeds of $6.0 million.

In November 2021, our investment in Lignetics, Inc. was sold, which resulted in success fee income of $1.6 million. In connection with the sale, we received net cash proceeds of approximately $47.2 million, including the repayment of our debt investment of $29.0 million at par.

In November 2021, our investment in Prophet Brand Strategy paid off at par for net proceeds of $13.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

Debt Offering

In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes for net proceeds of approximately $48.5 million after adding discounts and deducting underwriting costs, commissions and offering expenses borne by us. The 2027 Notes will mature on May 1, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2027 Notes bear interest at a rate of 3.75% per year. Interest is payable semi-annually on May 1 and November 1 of each year (which equates to approximately $1.9 million per year).

Debt Redemption

On November 1, 2021, we voluntarily redeemed the 2024 Notes with an aggregate principal amount outstanding of $38.8 million.

Distributions

In October 2021, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2021	October 29, 2021	$0.065
November 19, 2021	November 30, 2021	0.065
December 23, 2021	December 31, 2021	0.065

Total for the Quarter		$0.195

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures

As of September 30, 2021 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

b) Management’s Annual Report on Internal Control Over Financial Reporting

Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.

c) Attestation Report of the Registered Public Accounting Firm

Not Applicable.

d) Change in Internal Control over Financial Reporting

There were no changes in internal controls for the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Election of Directors.”

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.gladstonecapital.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference from our 2022 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.	DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K

1.	The following financial statements are filed herewith:

No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

3. Exhibits

The following exhibits are filed as part of this report or are hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement to the Articles of Incorporation, incorporated by reference to Exhibit 99.a.2 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, including Appendix A thereto relating to the Term Preferred Shares, 7.125% Series 2016, incorporated by reference to Exhibit 2.a.2 to Post-Effective Amendment No. 5 to the Registration Statement on Form N-2 (File No. 333-162592), filed October 31, 2011.

3.3	Certificate of Correction to Articles Supplementary Establishing and Fixing the Rights and Preferences of Term Preferred Shares, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 29, 2015.

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.6	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.7	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.8	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.9	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

4.1	Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.10 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

4.3	Third Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of December 15, 2020, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed December 15, 2020.

4.4	Fourth Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of November 4, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 4, 2021.

4.5*	Description of Securities.

10.1	Stock Transfer Agency Agreement between the Registrant and The Bank of New York, incorporated by reference to Exhibit 99.k.1 to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

10.2	Custody Agreement between the Registrant and The Bank of New York, dated as of May 5, 2006, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed August 1, 2006.

10.3	Administration Agreement between the Registrant and Gladstone Administration, LLC, dated as of October 1, 2006, incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K (File No. 814-00237), filed October 5, 2006.

10.4	Custodial Agreement, incorporated by reference to Exhibit 2.j.2 to Post-Effective Amendment No. 1 to Form N-2 (File No. 333-185191), filed December 23, 2013.

10.5	Amendment No. 1 to Custodial Agreement, incorporated by reference to Exhibit 2.j.3 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.6	Amendment No. 2 to Custodial Agreement, incorporated by reference to Exhibit 2.j.4 to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-185191), filed December 23, 2013.

10.7	Third Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 13, 2021, incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 4, 2021.

10.8	Sixth Amended and Restated Credit Agreement dated as of May 13, 2021 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed May 13, 2021.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

*	Filed herewith
**	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 15, 2021	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 15, 2021	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 15, 2021	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 15, 2021	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 15, 2021	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 15, 2021	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 15, 2021	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 15, 2021	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 15, 2021	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 15, 2021	By:	/s/ CAREN D. MERRICK
Caren D. Merrick
Director

SCHEDULE 12-14

GLADSTONE CAPITAL CORPORATION

INVESTMENTS IN AND ADVANCES TO AFFILIATES

(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2020	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2021
AFFILIATE INVESTMENTS—25.8%
Secured First Lien Debt—9.1%
Diversified/Conglomerate Manufacturing—1.7%
Edge Adhesives Holdings, Inc.—Line of Credit	$—	$—	$46	$663	$—	$(680)	$17	$—
Edge Adhesives Holdings, Inc.—Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)	5,540	—	758	6,045	—	(660)	155	5,540
Edge Adhesives Holdings, Inc.—Term Debt (G)	—	—	186	1,950	—	(2,000)	50	—

		$—	$990	$8,658	$—	$(3,340)	$222	$5,540

Diversified/Conglomerate Service—7.4%
Encore Dredging Holdings, LLC—Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025) (F)	—	—	11	—	—	—	—	—
Encore Dredging Holdings, LLC—Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025) (F)	23,500	—	1,054	—	23,500	—	118	23,618
Encore Dredging Holdings, LLC—Delayed Draw Term Loan, $5,000 available (L + 8.0%, 9.0% Cash, Due 12/2025) (F)	—	—	4	—	—	—	—	—

			1,069	—	23,500	—	118	23,618

Total Secured First Lien Debt		$—	$2,059	$8,658	$23,500	$(3,340)	$340	$29,158

Secured Second Lien Debt—9.6%
Diversified Natural Resources, Precious Metals and Minerals—9.6%
Lignetics, Inc.—Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)	$6,000	$—	$720	$6,000	$—	$—	$540	$6,540
Lignetics, Inc.—Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)	8,000	—	960	8,000	—	—	633	8,633
Lignetics, Inc.—Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)	3,300	—	396	3,300	—	—	191	3,491
Lignetics, Inc.—Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)	3,000	—	360	3,000	—	—	199	3,199
Lignetics, Inc.—Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)	2,500	—	150	—	2,500	—	—	2,500
Lignetics, Inc.—Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)	6,200	—	170	—	6,200	—	—	6,200

		$—	$2,756	$20,300	$8,700	$—	$1,563	$30,563

Preferred Equity —3.4%
Diversified/Conglomerate Manufacturing —0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	5,466	$—	$—	$—	$—	$—	$—	$—
Diversified/Conglomerate Service—1.4%
Encore Dredging Holdings, LLC—Preferred Stock (F)	3,200,000	—	—	—	3,200	—	1,325	4,525

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2020	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2021
Diversified Natural Resources, Precious Metals and Minerals—1.8%
Lignetics, Inc.—Preferred Stock	78,097	—	—	1,562	—	—	4,040	5,602
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Preferred Stock	500,000	—	—	507	—	—	232	739

Total Preferred Equity		$—	$—	$2,069	$3,200	$—	$5,597	$10,866

Common Equity—3.7%
Diversified Natural Resources, Precious Metals and Minerals—3.5%
Lignetics, Inc.—Common Stock	152,603	$—	$—	$2,152	$—	$—	$8,817	$10,969
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Common Stock	800,000	—	—	—	300	—	425	725

Total Common Equity		$—	$—	$2,152	$300	$—	$9,242	$11,694

TOTAL AFFILIATE INVESTMENTS		$—	$4,815	$33,179	$35,700	$(3,340)	$16,742	$82,281

CONTROL INVESTMENTS—6.5%
Secured First Lien Debt—1.3%
Diversified/Conglomerate Manufacturing—0.9%
LWO Acquisitions Company LLC—Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)	$6,000	$—	$608	$3,450	$—	$—	$(609)	$2,841
LWO Acquisitions Company LLC—Term Debt (Due 6/2021)(H)	10,632	—	—	—	—	—	—	—

		$—	$608	$3,450	$—	$—	$(609)	$2,841

Printing and Publishing—0.4%
TNCP Intermediate HoldCo, LLC—Line of Credit, $500 available (8.0% Cash, Due 9/2021)(J)	1,300	—	142	1,500	17	(200)	(17)	1,300

Total Secured First Lien Debt		$—	$750	$4,950	$17	$(200)	$(626)	$4,141

Secured Second Lien Debt—2.5%
Automobile—2.5%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 11.5% Cash, Due 8/2023)	$7,985	$—	$896	$8,065	$—	$(80)	$—	$7,985
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2023)(H)	$95	$—	$—	$—	$—	$—	$—	$—
Preferred Equity—0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc.—Preferred Stock	6,043	$—	$—	$254	$—	$—	$16	$270
Common Equity—2.6%
Automobile– 0.8%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	$—	$—	$104	$—	$—	$2,519	$2,623

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2020	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2021
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Common Units	921,000	—	—	—	—	—	—	—
Machinery—1.3%
PIC 360, LLC—Common Equity Units	750	—	611	2,342	—	—	1,641	3,983
Printing and Publishing—0.5%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	459	—	—	1,269	1,728

Total Common Equity		$—	$611	$2,905	$—	$—	$5,429	$8,334

TOTAL CONTROL INVESTMENTS		$—	$2,257	$16,174	$17	$(280)	$4,819	$20,730

(A)	Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company.
(B)	Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted.
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

(F)	New investment during the year ended September 30, 2021.
(G)	Investment was exited/paid off during the year ended September 30, 2021.
(H)	Debt security does not have a stated interest rate that is payable thereon.
(I)

Interest rate percentages represent cash interest rates in effect at September 30, 2021, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR”), which was 0.08% as of September 30, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.

(J)	Debt security has a fixed interest rate.
(K)

Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2021. Warrants are represented as a percentage of ownership, as applicable.

(L)

Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

(M)	Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2021.
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