Form 10-Q
period 2021-12-31
GLADSTONE CAPITAL CORP
filed 2022-02-02
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______ TO _______
COMMISSION FILE NUMBER: 814-00237
GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 WESTBRANCH DRIVE, SUITE 100	22102
MCLEAN, VIRGINIA	(Zip Code)
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 1, 2022 was 34,304,371.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2021	September 30, 2021
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $493,149 and $447,566, respectively)	$504,836	$454,601
Affiliate investments (Cost of $41,106 and $70,682, respectively)	37,678	82,281
Control investments (Cost of $41,477 and $28,264, respectively)	34,081	20,730
Cash and cash equivalents	1,272	671
Restricted cash and cash equivalents	175	175
Interest receivable, net	2,125	2,361
Due from administrative agent	3,788	2,951
Deferred financing costs, net	889	1,033
Other assets, net	2,524	1,697
TOTAL ASSETS	$587,368	$566,500
LIABILITIES
Borrowings, at fair value (Cost of $53,900 and $50,500, respectively)	$53,900	$50,500
Notes payable, net of unamortized deferred financing costs of $2,762 and $2,202, respectively	197,238	186,611
Accounts payable and accrued expenses	495	490
Interest payable	3,647	1,797
Fees due to Adviser(A)	1,558	2,255
Fee due to Administrator(A)	466	382
Other liabilities	6,211	6,026
TOTAL LIABILITIES	$263,515	$248,061
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 34,304,371 and 34,304,371 shares issued and outstanding, respectively	$34	$34
Capital in excess of par value	392,494	392,494
Cumulative net unrealized appreciation (depreciation) of investments	863	11,100
Under (over) distributed net investment income	1,971	149
Accumulated net realized losses	(71,509)	(85,338)
Total distributable loss	(68,675)	(74,089)
TOTAL NET ASSETS	$323,853	$318,439
NET ASSET VALUE PER COMMON SHARE	$9.44	$9.28
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$10,154	$10,222
Affiliate investments	1,067	910
Control investments	508	415
Cash and cash equivalents	—	—
Total interest income (excluding PIK interest income)	11,729	11,547
PIK interest income
Non-Control/Non-Affiliate investments	1,137	535
Total PIK interest income	1,137	535
Total interest income	12,866	12,082
Success fee income
Affiliate Investments	1,563	—
Total success fee income	1,563	—
Dividend income
Non-Control/Non-Affiliate investments	992	366
Control investments	69	222
Total dividend income	1,061	588
Prepayment fee income
Non-Control/Non-Affiliate investments	605	200
Affiliate Investments	44	—
Total prepayment fee income	649	200
Other income	28	12
Total investment income	16,167	12,882
EXPENSES
Base management fee(A)	2,520	2,002
Loan servicing fee(A)	1,462	1,348
Incentive fee(A)	2,091	1,367
Administration fee(A)	379	355
Interest expense on borrowings and notes payable	3,007	2,568
Amortization of deferred financing costs	289	418
Professional fees	264	218
Other general and administrative expenses	384	324
Expenses, before credits from Adviser	10,396	8,600
Credit to base management fee - loan servicing fee(A)	(1,462)	(1,348)
Credits to fees from Adviser - other(A)	(1,927)	(650)
Total expenses, net of credits	7,007	6,602
NET INVESTMENT INCOME	9,160	6,280
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	472	(2,143)
Affiliate investments	13,408	—
Control investments	—	(1)
Other	(700)	(8)
Total net realized gain (loss)	13,180	(2,152)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	4,652	7,887
Affiliate investments	(15,027)	(95)
Control investments	138	703
Other	—	(320)
Total net unrealized appreciation (depreciation)	(10,237)	8,175
Net realized and unrealized gain (loss)	2,943	6,023
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,103	$12,303
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.27	$0.20
Net increase (decrease) in net assets resulting from operations	$0.35	$0.38
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	34,304,371	32,097,542
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2021	2020
NET ASSETS, SEPTEMBER 30	$318,439	$233,743
OPERATIONS
Net investment income	9,160	6,280
Net realized gain (loss) on investments	13,880	(2,144)
Net realized gain (loss) on other	(700)	(8)
Net unrealized appreciation (depreciation) of investments	(10,237)	8,495
Net unrealized depreciation (appreciation) of other	—	(320)
Net increase (decrease) in net assets resulting from operations	12,103	12,303
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 per share and $0.19 per share, respectively)(A)	(6,689)	(6,100)
Distributions to common stockholders from return of capital ($0.00 per share and $0.01 per share, respectively)(A)	—	(180)
Net decrease in net assets from distributions	(6,689)	(6,280)
CAPITAL TRANSACTIONS
Issuance of common stock	—	7,491
Discounts, commissions and offering costs for issuance of common stock	—	(140)
Net increase (decrease) in net assets resulting from capital transactions	—	7,351
NET INCREASE (DECREASE) IN NET ASSETS	5,414	13,374
NET ASSETS, DECEMBER 31	$323,853	$247,117
(A)Refer to Note 8 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$12,103	$12,303
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(110,794)	(29,098)
Principal repayments on investments	79,743	30,631
Net proceeds from sale of investments	16,690	3,511
Increase in investments due to PIK interest or other	(1,079)	(654)
Net change in premiums, discounts and amortization	(266)	2
Net realized loss (gain) on investments	(13,880)	2,144
Net realized loss (gain) on other	700	8
Net unrealized depreciation (appreciation) of investments	10,237	(8,495)
Net unrealized appreciation (depreciation) of other	—	320
Changes in assets and liabilities:
Amortization of deferred financing costs	289	418
Decrease (increase) in interest receivable, net	236	872
Decrease (increase) in funds due from administrative agent	(837)	(254)
Decrease (increase) in other assets, net	(827)	157
Increase (decrease) in accounts payable and accrued expenses	5	223
Increase (decrease) in interest payable	1,850	155
Increase (decrease) in fees due to Adviser(A)	(697)	24
Increase (decrease) in fee due to Administrator(A)	84	105
Increase (decrease) in other liabilities	653	(173)
Net cash provided by (used in) operating activities	(5,790)	12,199
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	138,200	21,500
Repayments on line of credit	(134,800)	(133,200)
Proceeds from issuance of long term debt	50,000	100,000
Redemption of long term debt	(38,813)	—
Financing costs	(1,507)	(2,513)
Proceeds from issuance of common stock	—	7,491
Discounts, commissions and offering costs for issuance of common stock	—	(112)
Distributions paid to common stockholders	(6,689)	(6,280)
Net cash provided by (used in) financing activities	6,391	(13,114)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	601	(915)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	846	2,469
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,447	$1,554
CASH PAID FOR INTEREST	$1,157	$2,413
NON-CASH ACTIVITIES(B)	$468	$—
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Non-cash activities relate to estimated tax liabilities associated with a portfolio company exit.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2021 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 155.9%
Secured First Lien Debt – 108.0%
Aerospace and Defense – 20.2%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,718	$11,718	$11,718
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	19,500	19,500	19,524
SpaceCo Holdings, LLC – Line of Credit, $400 available (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	1,600	1,600	1,604
SpaceCo Holdings, LLC – Term Debt (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	32,338	31,864	32,418
		64,682	65,264
Beverage, Food, and Tobacco – 13.3%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $0 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,980
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000	24,000	24,120
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $7,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	17,000	17,000	16,958
		42,970	43,058
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	700	700	697
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	1,000	1,000	996
		1,700	1,693
Diversified/Conglomerate Manufacturing – 10.8%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 9.3% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 9.3% Cash, Due 10/2026)(C)	22,500	22,500	22,500
Unirac, Inc. – Line of Credit, $627 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	627	627	628
Unirac, Inc. – Delayed Draw Term Loan, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	—	—	—
Unirac, Inc. – Term Debt (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	11,921	11,665	11,951
		34,792	35,079
Diversified/Conglomerate Service – 27.2%
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 4.0% PIK, Due 12/2023)(C)	5,818	5,804	4,975
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000	1,000	820
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000	29,000	23,780
Fix-It Group, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.0% Cash, Due 12/2026)(C)	—	—	—
Fix-It Group, LLC – Term Debt (L + 7.0%, 8.0% Cash, Due 12/2026)(C)	10,000	10,000	10,000
Fix-It Group, LLC – Delayed Draw Term Loan, $10,000 available (L + 7.0%, 8.0% Cash, Due 12/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 3.5% PIK, Due 3/2026)(C)	20,274	20,274	19,767
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2023)(C)(F)	829	829	792
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	18,750	18,750	17,906
WorkforceQA, LLC – Line of Credit, $2,000 available (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	—	—	—
WorkforceQA, LLC – Term Debt (L + 9.0%, 10.0% Cash, Due 12/2026)(C)(H)	10,000	10,000	10,000
		95,657	88,040
Healthcare, Education, and Childcare – 23.5%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	20,350	20,350	20,375
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000	16,000	16,040
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000	12,000	12,030
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2021 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
HH-Inspire Acquisition, Inc. – Line of Credit, $3,000 available (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	—	—	—
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	16,000	16,000	16,000
HH-Inspire Acquisition, Inc. – Delayed Draw Term Loan, $10,000 available (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	500	500	500
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	11,000	11,000	11,000
		75,850	75,945
Machinery – 1.7%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	122
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,793	5,793	5,591
		5,918	5,713
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 10.8%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2024)(C)	1,200	1,200	1,179
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2024)(C)	6,000	6,000	5,895
NetFortris Corp. – Term Debt (L + 11.0%, 4.0% Cash, 7.5% PIK, Due 5/2021)(C)(Q)	27,871	27,586	27,871
		34,786	34,945
Total Secured First Lien Debt		$356,462	$349,737
Secured Second Lien Debt – 30.4%
Automobile – 3.2%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$10,949	$10,949	$10,333
Beverage, Food, and Tobacco – 1.1%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.9% Cash, Due 10/2026)(D)	3,682	3,701	3,526
Diversified/Conglomerate Manufacturing – 10.8%
Springfield, Inc. – Term Debt (L + 9.0%, 10.0% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,808	4,769
		34,808	34,769
Diversified/Conglomerate Service – 4.5%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,961	2,760
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,065	8,120
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)(X)	4,000	3,957	3,840
		14,983	14,720
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.1%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)(X)	10,000	10,000	10,000
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.4% Cash, Due 11/2026)(D)	798	798	795
Oil and Gas – 7.5%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	25,934	25,934	24,184
Total Secured Second Lien Debt		$101,173	$98,327
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$66
Preferred Equity – 5.6%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	133
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	106
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	825
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2021 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Service – 2.7%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,624
		7,500	8,624
Healthcare, Education, and Childcare – 0.2%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	750,000	750	750
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,629
		6,982	1,629
Telecommunications – 1.9%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	5,696
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	425
		2,813	6,121
Total Preferred Equity		$19,243	$18,188
Common Equity – 11.9%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,609
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,931
		5,283	15,540
Automobile– 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	17
Beverage, Food, and Tobacco – 0.4%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,328
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Diversified/Conglomerate Manufacturing – 0.9%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	3,000
Diversified/Conglomerate Service – 0.2%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	500
Healthcare, Education, and Childcare – 2.3%
GSM MidCo LLC – Common Stock(E)(G)	767	767	940
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,358	6,487
		2,125	7,427
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	52
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	92
		499	92
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	6,290	30	80
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	331
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—
		1	331
Textiles and Leather – 3.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	10,151
Total Common Equity		$16,073	$38,518
Total Non-Control/Non-Affiliate Investments		$493,149	$504,836
AFFILIATE INVESTMENTS(N) – 11.6%
Secured First Lien Debt – 9.8%
Diversified/Conglomerate Manufacturing – 1.9%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2021 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 8/2024)(C)	$6,140	$6,140	$6,079
Diversified/Conglomerate Service – 7.9%
Encore Dredging Holdings, LLC – Line of Credit, $1,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	2,000	2,000	2,005
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	23,500	23,500	23,559
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
		25,500	25,564
Total Secured First Lien Debt		$31,640	$31,643
Preferred Equity – 1.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.4%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,200,000	3,200	$4,518
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	754
Total Preferred Equity		$9,166	$5,272
Common Equity – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	763
Total Common Equity		$300	$763
Total Affiliate Investments		$41,106	$37,678
CONTROL INVESTMENTS(O) – 10.5%
Secured First Lien Debt – 4.5%
Diversified/Conglomerate Manufacturing – 0.8%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)(Q)	$6,000	$6,000	$2,530
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)(Q)	10,632	10,632	—
		16,632	2,530
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.3%
WB Xcel Holdings, LLC – Line of Credit, $832 available (L + 10.5%, 11.5% Cash, Due 11/2026)(E)	668	668	668
WB Xcel Holdings, LLC – Term Debt (L + 10.5%, 11.5% Cash, Due 11/2026)(E)	9,975	9,975	9,975
		10,643	10,643
Printing and Publishing – 0.4%
TNCP Intermediate HoldCo, LLC – Line of Credit, $800 available (8.0% Cash, Due 10/2024)(E)(F)	1,200	1,200	1,200
Total Secured First Lien Debt		$28,475	$14,373
Secured Second Lien Debt – 2.4%
Automobile– 2.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$7,905	$7,905	$7,905
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.9%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$273
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.8%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	2,750
Total Preferred Equity		$3,000	$3,023
Common Equity – 2.7%
Automobile– 0.7%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,231	$580	$2,326
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
Machinery – 1.4%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2021 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
PIC 360, LLC – Common Equity Units(E)(G)	750	1	4,471
Printing and Publishing – 0.6%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	1,983
Total Common Equity		$2,002	$8,780
Total Control Investments		$41,477	$34,081
TOTAL INVESTMENTS – 178.0%		$575,732	$576,595
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $522.3 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2021, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.1% of total investments, at fair value, as of December 31, 2021.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.10% as of December 31, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near December 31, 2021, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The Company has entered into an agreement that entitles the Company to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 6.75% (Floor 1.0%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
(I)Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(J)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2021.
(L)There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)Debt security does not have a stated interest rate that is payable thereon.
(Q)Investment maturity date has passed. Investment continues to make applicable interest payments.
(R)Fair value was based on net asset value provided by the fund as a practical expedient.
(S)One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)Our investment in Funko was valued using Level 2 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.21% as of December 31, 2021.
(V)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of December 31, 2021.
(W)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)Investment was exited subsequent to December 31, 2021. Refer to Note 11 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)		Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 142.8%
Secured First Lien Debt – 95.5%
Aerospace and Defense – 20.3%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,763		$11,763	$11,763
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	19,500		19,500	19,549
SpaceCo Holdings, LLC – Line of Credit, $1,300 available (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	700		700	700
SpaceCo Holdings, LLC – Term Debt (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	32,544		32,044	32,544
			64,007	64,556
Beverage, Food, and Tobacco – 13.5%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—		—	—
Café Zupas – Delayed Draw Term Loan, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970		1,970	1,987
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000		24,000	24,210
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—		—	—
Eegee’s LLC – Delayed Draw Term Loan, $7,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—		—	—
Eegee’s LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	17,000		17,000	16,936
			42,970	43,133
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	700		700	699
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	1,000		1,000	999
			1,700	1,698
Diversified/Conglomerate Manufacturing – 3.8%
Unirac, Inc. – Line of Credit, $1,003 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	251		251	250
Unirac, Inc. – Delayed Draw Term Loan, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	—		—	—
Unirac, Inc. – Term Debt (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	11,921		11,652	11,891
			11,903	12,141
Diversified/Conglomerate Service – 21.3%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—		—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,739		5,724	5,008
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000		1,000	785
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000		29,000	22,765
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—		—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	20,129		20,129	19,927
MCG Energy Solutions, LLC – Delayed Draw Term Loan, $3,000 available (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	—	`	—	—
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829		829	803
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2021)(C)(F)	19,000		19,000	18,406
			75,682	67,694
Healthcare, Education, and Childcare – 24.9%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	—		—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	20,680		20,680	20,809
Effective School Solutions LLC – Line of Credit, $2,000 available (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	—		—	—
Effective School Solutions LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	19,000		19,000	19,095
Effective School Solutions LLC – Delayed Draw Term Loan, $3,200 available (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	—		—	—
EL Academies, Inc. – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000		16,000	16,000
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000		12,000	12,000
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	500		500	499
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	11,000		11,000	10,986
			79,180	79,389
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Machinery – 1.8%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	122
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,824	5,824	5,577
		5,949	5,699
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 9.4%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	1,200	1,200	1,158
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	6,000	6,000	5,790
NetFortris Corp. – Term Debt (L + 11.0%, 4.0% Cash, 7.5% PIK, Due 5/2021)(C)(Q)	27,350	26,946	22,837
		34,146	29,785
Total Secured First Lien Debt		$315,644	$304,095
Secured Second Lien Debt – 30.6%
Automobile – 3.3%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$10,893	$10,893	$10,376
Beverage, Food, and Tobacco – 1.1%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.8% Cash, Due 10/2026)(D)	3,682	3,702	3,646
Chemicals, Plastics, and Rubber – 3.2%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2024)(C)	10,012	9,986	10,062
Diversified/Conglomerate Manufacturing – 1.5%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,801	4,701
Diversified/Conglomerate Service – 8.7%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,960	2,700
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,064	8,130
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,954	3,790
Prophet Brand Strategy – Delayed Draw Term Loan, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(Y)(Z)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(Y)(Z)	13,000	13,000	13,130
		27,978	27,750
Healthcare, Education, and Childcare – 1.8%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(C)	3,000	2,974	2,940
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(C)	3,000	2,957	2,940
		5,931	5,880
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.2%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,025
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.3% Cash, Due 11/2026)(D)	798	798	790
Oil and Gas – 7.6%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	26,569	26,569	24,178
Total Secured Second Lien Debt		$100,658	$97,408
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$10
Preferred Equity – 5.7%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	127
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	102
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	864
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Service – 2.8%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,861
		7,500	8,861
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,551
		6,982	1,551
Telecommunications – 2.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	5,691
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	914
		2,813	6,605
Total Preferred Equity		$18,493	$18,110
Common Equity – 11.0%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,444
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,749
		5,283	15,193
Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	300
Beverage, Food, and Tobacco – 0.5%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,504
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Healthcare, Education, and Childcare – 2.3%
GSM MidCo LLC – Common Stock(E)(G)	767	767	924
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,358	6,487
		2,125	7,411
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	132
		499	132
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	6,290	30	78
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	330
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—
		1	330
Textiles and Leather – 3.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	10,030
Total Common Equity		$12,573	$34,978
Total Non-Control/Non-Affiliate Investments		$447,566	$454,601
AFFILIATE INVESTMENTS(N) – 25.8%
Secured First Lien Debt – 9.1%
Diversified/Conglomerate Manufacturing – 1.7%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$5,540	$5,540	$5,540
Diversified/Conglomerate Service – 7.4%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	23,500	23,500	23,618
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $5,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
		23,500	23,618
Total Secured First Lien Debt		$29,040	$29,158
Secured Second Lien Debt – 9.6%
Diversified Natural Resources, Precious Metals and Minerals – 9.6%
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	$6,000	$6,000	$6,540
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	8,000	8,000	8,633
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	3,300	3,300	3,491
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	3,000	3,000	3,199
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	2,500	2,500	2,500
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	6,200	6,200	6,200
		29,000	30,563
Total Secured Second Lien Debt		$29,000	$30,563
Preferred Equity – 3.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.4%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,200,000	3,200	4,525
Diversified Natural Resources, Precious Metals and Minerals – 1.8%
Lignetics, Inc. – Preferred Stock(G)(Y)(Z)	78,097	1,321	5,602
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	739
Total Preferred Equity		$10,487	$10,866
Common Equity – 3.7%
Diversified Natural Resources, Precious Metals and Minerals – 3.5%
Lignetics, Inc. – Common Stock(G)(Y)(Z)	152,603	$1,855	$10,969
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	725
Total Common Equity		$2,155	$11,694
Total Affiliate Investments		$70,682	$82,281
CONTROL INVESTMENTS(O) – 6.5%
Secured First Lien Debt – 1.3%
Diversified/Conglomerate Manufacturing – 0.9%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)(Q)	$6,000	$6,000	$2,841
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)(Q)	10,632	10,632	—
		16,632	2,841
Printing and Publishing – 0.4%
TNCP Intermediate HoldCo, LLC – Line of Credit, $700 available (8.0% Cash, Due 10/2024)(E)(F)	1,300	1,300	1,300
Total Secured First Lien Debt		$17,932	$4,141
Secured Second Lien Debt – 2.5%
Automobile– 2.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$7,985	$7,985	$7,985
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$270
Common Equity – 2.6%
Automobile– 0.8%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,231	$580	$2,623
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Machinery – 1.3%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,983
Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	1,728
Total Common Equity		$2,002	$8,334
Total Control Investments		$28,264	$20,730
TOTAL INVESTMENTS – 175.1%		$546,512	$557,612

(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $512.0 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.2% of total investments, at fair value, as of September 30, 2021.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.08% as of September 30, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near September 30, 2021, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)Reserved.
(I)Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(J)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2021.
(L)There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(M)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(N)Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(O)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(P)Debt security does not have a stated interest rate that is payable thereon.
(Q)Investment maturity date has passed. Investment continues to make applicable interest payments.
(R)Fair value was based on net asset value provided by the fund as a practical expedient.
(S)One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)Our investment in Funko was valued using Level 2 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.13% as of September 30, 2021.
(V)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of September 30, 2021.
(W)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)Cumulative gross unrealized depreciation for federal income tax purposes is $59.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $57.7 million. Cumulative net unrealized depreciation is $1.7 million, based on a tax cost of $559.3 million.
(Y)Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(Z)Investment was exited subsequent to September 30, 2021.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
DECEMBER 31, 2021
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three month period ended December 31, 2021 or the three month period ended December 31, 2020.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2021 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2022 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 15, 2021.
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
Board Responsibility
In accordance with the 1940 Act, our board of directors (“Board of Directors”) has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our investment valuation policy (which has been approved by our Board of Directors) (the “Policy”). Such review occurs in three phases. First, prior to its quarterly meetings, the Board of Directors receives written valuation recommendations and supporting materials provided by professionals of the Adviser and Administrator with oversight and direction from the chief valuation officer (the “Valuation Team”). Second, the Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation recommendations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, determines whether the Valuation Team’s recommended fair value is reasonable in light of the Policy, and reviews other facts and circumstances, as necessary. Third, after the Valuation Committee concludes its meeting, it and the chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and determine in good faith the fair value of such investments in accordance with the Policy.
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

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments.  Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm.  The Valuation Team then makes a recommendation to our Valuation Committee and Board of Directors as to the fair value.  Our Board of Directors reviews the recommended fair value, and whether it is reasonable in light of the Policy, and other relevant facts and circumstances, as necessary, before determining fair value.
Valuation Techniques
In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:
•Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or EBITDA); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.
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
•Yield Analysis — The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by ICE and market quotes.
•Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, we generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction.
•Investments in Funds — For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our invested capital at the net asset value (“NAV”) provided by the fund. Any invested capital that is not yet reflected in the NAV provided by the fund is valued at par value. The Valuation Team may also determine fair value of our investments in other investment funds based on the capital accounts of the underlying entity.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2021 and September 30, 2021, there were no loans on non-accrual status.
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
As of December 31, 2021 and September 30, 2021, we held five and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $0.1 million and $21 thousand during the three months ended December 31, 2021 and December 31, 2020, respectively. The unamortized balance of OID investments as of December 31, 2021 and September 30, 2021 totaled $1.0 million and $1.1 million, respectively. As of each of December 31, 2021 and September 30, 2021, we had seven investments which had a PIK interest component. We recorded PIK interest income of $1.1 million and $0.5 million during the three months ended December 31, 2021 and December 31, 2020, respectively. We collected $12 thousand and $2.2 million in PIK interest in cash during the three months ended December 31, 2021 and December 31, 2020, respectively.
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
•Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical financial instruments in active markets;
•Level 2 — inputs to the valuation methodology include quoted prices for similar financial instruments in active or inactive markets, and inputs that are observable for the financial instrument, either directly or indirectly, for substantially the full term of the financial instrument. Level 2 inputs are in those markets for which there are few transactions, the prices are not current, little public information exists or instances where prices vary substantially over time or among brokered market makers; and
•Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those inputs that reflect assumptions that market participants would use when pricing the financial instrument and can include the Valuation Team’s assumptions based upon the best available information.
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
As of each of December 31, 2021 and September 30, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2021 and 2020, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of December 31, 2021 and September 30, 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2021:
Secured first lien debt	$395,753		$—	$—		$395,753
Secured second lien debt	106,232		—	—		106,232
Unsecured debt	66		—	—		66
Preferred equity	26,483		—	—		26,483
Common equity/equivalents	41,574	(A)	—	80	(B)	41,494
Total Investments at December 31, 2021	$570,108		$—	$80		$570,028

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Secured first lien debt	$337,394		$—	$—		$337,394
Secured second lien debt	135,956		—	—		135,956
Unsecured debt	10		—	—		10
Preferred equity	29,246		—	—		29,246
Common equity/equivalents	48,519	(A)	—	78	(B)	48,441
Total Investments as of September 30, 2021	$551,125		$—	$78		$551,047
(A)Excludes our investment in Leeds with a fair value of $6.5 million as of each of December 31, 2021 and September 30, 2021. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2021 and September 30, 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2021		September 30, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$349,737		$304,095
Secured second lien debt	98,327		97,408
Unsecured debt	66		10
Preferred equity	18,188		18,110
Common equity/equivalents	31,951	(A)	28,413	(B)
Total Non-Control/Non-Affiliate Investments	$498,269		$448,036
Affiliate Investments
Secured first lien debt	$31,643		$29,158
Secured second lien debt	—		30,563
Preferred equity	5,272		10,866
Common equity/equivalents	763		11,694
Total Affiliate Investments	$37,678		$82,281
Control Investments
Secured first lien debt	$14,373		$4,141
Secured second lien debt	7,905		7,985
Preferred equity	3,023		270
Common equity/equivalents	8,780		8,334
Total Control Investments	$34,081		$20,730
Total Investments at Fair Value Using Level 3 Inputs	$570,028		$551,047
(A)Excludes our investments in Leeds and Funko with fair values of $6.5 million and $80 thousand, respectively, as of December 31, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively, as of September 30, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2021 and September 30, 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2021	September 30, 2021	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2021	September 30, 2021

Secured first lien debt	$369,662	$321,490	Yield Analysis	Discount Rate	7.8% - 22.6% / 10.5%	7.5% - 31.2% / 12.4%
	26,091	15,904	TEV	EBITDA multiple	5.5x – 6.9x / 6.4x	5.4x – 5.9x / 5.9x
				EBITDA	$656 - $10,184 / $6,267	$620 - $10,209 / $9,255
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.3x / 0.3x
				Revenue	$9,343 - $9,343 / $9,343	$9,968 - $9,968 / $9,968

Secured second lien debt	82,637	106,464	Yield Analysis	Discount Rate	11.0% - 25.3% / 16.8%	10.1% - 23.7% / 14.7%
	15,690	21,507	Market Quote	IBP	92.0% - 99.6% / 95.2%	90.0% - 99.0% / 95.7%
	7,905	7,985	TEV	EBITDA multiple	6.1x – 6.1x / 6.1x	6.0x – 6.0x / 6.0x
				EBITDA	$3,125 - $3,125 / $3,125	$3,125 - $3,125 / $3,125

Unsecured debt	66	10	TEV	Revenue multiple	0.3x – 1.4x / 1.0x	0.3x – 1.4x / 1.0x
				Revenue	$759 - $9,343 / $3,542	$752 - $9,968 / $3,740

Preferred and common equity / equivalents(A)	67,977	77,687	TEV	EBITDA multiple	4.7x – 9.1x / 6.6x	3.7x – 9.5x / 7.2x
				EBITDA	$656 -$54,654 / $10,012	$620 -$62,547 / $14,788
				Revenue multiple	0.3x – 4.0x / 2.0x	0.3x– 4.0x / 2.0x
				Revenue	$759 -$159,574 / $30,862	$752 -$144,889 / $29,437
Total Level 3 Investments, at Fair Value	$570,028	$551,047
(A)Fair value as of December 31, 2021 excludes our investments in Leeds and Funko with fair values of $6.5 million and $80 thousand, respectively. Fair value as of September 30, 2021 excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both December 31, 2021 and September 30, 2021.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2021 and 2020 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	13,876	13,876
Net unrealized appreciation (depreciation)(B)	4,493	559	56	(661)	522	4,969
Reversal of prior period net depreciation (appreciation) on realization(B)	(95)	(1,718)	—	(4,281)	(9,114)	(15,208)
New investments, repayments and settlements: (C)
Issuances/originations	74,703	30,170	—	3,500	3,500	111,873
Settlements/repayments	(20,742)	(58,735)	—	—	—	(79,477)
Net proceeds from sales	—	—	—	(1,321)	(15,731)	(17,052)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2021	$395,753	$106,232	$66	$26,483	$41,494	$570,028

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2020	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	(2,393)	(2,393)
Net unrealized appreciation (depreciation)(B)	932	1,009	(2)	138	3,297	5,374
Reversal of prior period net depreciation (appreciation) on realization(B)	—	—	133	—	2,950	3,083
New investments, repayments and settlements: (C)
Issuances/originations	27,204	337	113	2,098	—	29,752
Settlements/repayments	(1,683)	(24,113)	(4,528)	—	—	(30,324)
Net proceeds from sales	—	—	—	—	(3,262)	(3,262)
Transfers	(20,000)	20,000	—	—	—	—
Fair Value as of December 31, 2020	$219,921	$194,219	$15	$9,236	$24,473	$447,864
(A)Included in net realized gain (loss) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(B)Included in net unrealized appreciation (depreciation) on investments on our accompanying Consolidated Statements of Operations for the corresponding period.
(C)Includes increases in the cost basis of investments resulting from new portfolio investments, accretion of discounts, PIK, and other non-cash disbursements to portfolio companies, as well as decreases in the cost basis of investments resulting from principal repayments or sales, the amortization of premiums and acquisition costs and other cost-basis adjustments.

Investment Activity
Proprietary Investments
As of December 31, 2021 and September 30, 2021, we held 40 and 38 proprietary investments with an aggregate fair value of $550.7 million and $525.9 million, or 95.5% and 94.3% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2021:

•In October 2021, we invested $26.3 million in Engineering Manufacturing Technologies, LLC through secured first lien debt and equity.

•In November 2021, our investment in Lignetics, Inc. was sold, which resulted in the recognition of success fee income of $1.6 million and a realized gain of $13.4 million. In connection with the sale, we received net cash proceeds of approximately $47.2 million, including the repayment of our debt investment of $29.0 million at par.

•In November 2021, our investment in Prophet Brand Strategy paid off at par for net cash proceeds of $13.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•In November 2021, our investment in Effective School Solutions LLC paid off at par for net cash proceeds of $19.5 million. In conjunction with the payoff, we received a prepayment fee of $0.5 million.

•In November 2021, we invested $13.4 million in WB Xcel Holdings, LLC through secured first lien debt and equity.

•In December 2021, our investment in Phoenix Aromas & Essential Oils, LLC paid off at par for net cash proceeds of $10.0 million.

•In December 2021, we invested $10.0 million in Fix-it Group, Inc. through secured first lien debt.

•In December 2021, we invested $10.5 million in Workforce QA LLC through secured first lien debt and equity.

•In December 2021, we invested $30.0 million in Springfield, Inc. through secured second lien debt.

•In December 2021, we invested $16.8 million in HH-Inspire Acquisition, Inc. through secured first lien debt and equity.
Syndicated Investments
As of December 31, 2021 and September 30, 2021, we held seven and eight syndicated investments with an aggregate fair value of $25.9 million and $31.7 million, or 4.5% and 5.7% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the three months ended December 31, 2021:

•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.
Investment Concentrations
As of December 31, 2021, our investment portfolio consisted of investments in 47 portfolio companies located in 23 states in 14 different industries, with an aggregate fair value of $576.6 million. The five largest investments at fair value as of December 31, 2021 totaled $151.5 million, or 26.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2021 totaling $166.2 million, or 29.8% of our total investment portfolio. As of December 31, 2021 and September 30, 2021, our average investment by obligor was $12.2 million and $11.9 million at cost, respectively.

The following table outlines our investments by security type as of December 31, 2021 and September 30, 2021:

	December 31, 2021				September 30, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$416,577	72.4%	$395,753	68.7%	$362,616	66.3%	$337,394	60.5%
Secured second lien debt	109,078	18.9	106,232	18.4	137,643	25.2	135,956	24.4
Unsecured debt	293	0.1	66	0.0	293	0.1	10	—
Total debt investments	525,948	91.4	502,051	87.1	500,552	91.6	473,360	84.9
Preferred equity	31,409	5.4	26,483	4.6	29,230	5.3	29,246	5.2
Common equity/equivalents	18,375	3.2	48,061	8.3	16,730	3.1	55,006	9.9
Total equity investments	49,784	8.6	74,544	12.9	45,960	8.4	84,252	15.1
Total Investments	$575,732	100.0%	$576,595	100.0%	$546,512	100.0%	$557,612	100.0%
Our investments at fair value consisted of the following industry classifications as of December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$142,032	24.6%	$132,458	23.8%
Healthcare, Education, and Childcare	84,122	14.6	92,680	16.6
Diversified/Conglomerate Manufacturing	81,457	14.1	25,223	4.5
Aerospace and Defense	80,804	14.0	79,749	14.3
Beverage, Food, and Tobacco	48,018	8.3	48,385	8.7
Telecommunications	41,397	7.2	36,720	6.6
Oil and Gas	25,905	4.5	25,861	4.6
Automobile	20,987	3.7	21,681	3.9
Personal and Non-Durable Consumer Products	14,990	2.6	1,542	0.3
Machinery	11,031	1.9	10,472	1.9
Textiles and Leather	10,151	1.8	10,030	1.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	10,000	1.7	10,025	1.8
Diversified Natural Resources, Precious Metals and Minerals	—	—	47,134	8.4
Chemicals, Plastics and Rubber	—	—	10,062	1.8
Other, < 2.0%	5,701	1.0	5,590	1.0
Total Investments	$576,595	100.0%	$557,612	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of December 31, 2021 and September 30, 2021:

	December 31, 2021		September 30, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$258,211	44.8%	$238,917	42.8%
West	163,513	28.4	184,247	33.0
Midwest	109,882	19.0	85,970	15.5
Northeast	44,989	7.8	48,478	8.7
Total Investments	$576,595	100.0%	$557,612	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2021:

		Amount
For the remaining nine months ending September 30:	2022(A)	$103,802
For the fiscal years ending September 30:	2023	33,295
	2024	43,814
	2025	85,352
	2026	144,730
	Thereafter	116,274
	Total contractual repayments	$527,267
	Adjustments to cost basis of debt investments	(1,319)
	Investments in equity securities	49,784
	Investments held as of December 31, 2021 at cost:	$575,732
(A)Includes debt investments with contractual principal amounts totaling $44.6 million for which the maturity date has passed as of December 31, 2021.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2021 and September 30, 2021, we had gross receivables from portfolio companies of $1.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0 as of each of December 31, 2021 and September 30, 2021.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 13, 2021, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2022.
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
Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of the Adviser, which, as of December 31, 2021, is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2021	2020
Average total assets subject to base management fee(A)	$576,000	$457,600
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,520	$2,002
Portfolio company fee credit	(1,869)	(352)
Syndicated loan fee credit	(58)	(87)
Net Base Management Fee	$593	$1,563
Loan servicing fee(B)	1,462	1,348
Credit to base management fee - loan servicing fee(B)	(1,462)	(1,348)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,091	1,367
Incentive fee credit	—	(211)
Net Incentive Fee	$2,091	$1,156
Portfolio company fee credit	(1,869)	(352)
Syndicated loan fee credit	(58)	(87)
Incentive fee credit	—	(211)
Credits to Fees From Adviser - other(B)	$(1,927)	$(650)
(A)Average total assets subject to the base management fee is defined in the Advisory Agreement as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the period.
(B)Reflected as a line item on our accompanying Consolidated Statements of Operations.
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $15 thousand for the three months ended December 31, 2020, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies. No such amounts were retained by the Adviser for the three months ended December 31, 2021.
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended December 31, 2021 and 2020.

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
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% (2.0% during the period from April 1, 2020 through March 31, 2022) of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:
•no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;
•100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.
As reflected above, on April 14, 2020, our Board of Directors approved an amendment of the Advisory Agreement, which temporarily revised the hurdle rate, for the period beginning April 1, 2020 and ending March 31, 2021, increasing the hurdle rate from 1.75% per quarter (7% annualized) to 2.00% per quarter (8% annualized) and increasing the excess incentive fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.4375% per quarter (9.75% annualized). On April 13, 2021, our Board of Directors approved an additional amendment of the Advisory Agreement which extended the temporary revision to the hurdle rate for the period beginning April 1, 2021 and ending March 31, 2022.
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2021, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2021.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three months ended December 31, 2020. There was no incentive fee credit during the three months ended December 31, 2021.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of December 31, 2021, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.6 million and $0.2 million during the three months ended December 31, 2021 and 2020, respectively.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2021	September 30, 2021
Base management fee due to Adviser	$(868)	$385
Loan servicing fee due to Adviser	335	343
Incentive fee due to Adviser	2,091	1,527
Total fees due to Adviser	1,558	2,255
Fee due to Administrator	466	382
Total Related Party Fees Due	$2,024	$2,637
In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2021 and September 30, 2021, totaled $42 thousand and $35 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $37 thousand and $38 as of December 31, 2021 and September 30, 2021, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2021 and September 30, 2021.
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
The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2021	September 30, 2021
Commitment amount	$175,000	$175,000
Borrowings outstanding, at cost	53,900	50,500
Availability(A)	100,941	103,897

	For the Three Months Ended December 31,
	2021	2020
Weighted average borrowings outstanding, at cost	$32,967	$105,074
Weighted average interest rate(B)	7.5%	3.6%
Commitment (unused) fees incurred	$335	$152
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2021 and September 30, 2021.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $334.4 million as of December 31, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2021, and as defined in our Credit Facility, we had a net worth of $520.2 million, asset coverage on our “senior securities representing indebtedness” of 224.3%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2021. As of December 31, 2021, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.95% per annum, plus a 1.00% unused commitment fee. As of September 30, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.97% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2021 and September 30, 2021, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of December 31, 2021 and September 30, 2021, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2021 and 2020:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2021	September 30, 2021
Credit Facility	$53,900	$50,500

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2021	2020
Fair value as of September 30, 2021 and 2020, respectively	$50,500	$127,650
Borrowings	138,200	21,500
Repayments	(134,800)	(133,200)
Net unrealized appreciation(A)	—	320
Fair Value as of December 31, 2021 and 2020, respectively	$53,900	$16,270
(A)    Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended December 31, 2021 and 2020.
The fair value of the collateral under our Credit Facility totaled approximately $522.3 million and $512.0 million as of December 31, 2021 and September 30, 2021, respectively.
Notes Payable

In November 2021, we completed a private placement of $50.0 million aggregate principal amount of 3.75% Notes due 2027 (the “2027 Notes”) for net proceeds of approximately $48.5 million after deducting initial purchasers’ costs, commissions and offering expenses borne by us. The 2027 Notes will mature on May 1, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2027 Notes bear interest at a rate of 3.75% per year. Interest is payable semi-annually on May 1 and November 1 of each year (which equates to approximately $1.9 million per year) beginning May 1, 2022.

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
In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”), inclusive of the overallotment option exercised by the underwriters, for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. On November 1, 2021, we voluntarily redeemed the 2024 Notes with an aggregate principal amount outstanding of $38.8 million. In connection with the voluntary redemption of the 2024 Notes, we incurred a loss on extinguishment of debt of $0.8 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2024 Notes would have otherwise matured on November 1, 2024.
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
The indenture relating to the 2027 Notes and the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2027 Notes and the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 2027 Notes and 2026 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.
The fair value, based on a DCF analysis, of the 2027 Notes as of December 31, 2021 was $49.5 million. The fair value, based on a DCF analysis, of the 2026 Notes as of December 31, 2021 was $156.5 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2021, we had the ability to issue up to $300.0 million in securities under the registration statement.
NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$12,103	$12,303
Denominator: basic and diluted weighted average common share	34,304,371	32,097,542
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.35	$0.38
NOTE 8. DISTRIBUTIONS TO COMMON STOCKHOLDERS
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
For the calendar year ended December 31, 2021, 100.0% of distributions to common stockholders were deemed to be paid from ordinary income for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2020, 97.3% of distributions to common stockholders were deemed to be paid from ordinary income and 2.7% of distributions to common stockholders were deemed to be a return of capital for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2021 and 2020:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	Three Months Ended December 31, 2021:			$0.195

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	Three Months Ended December 31, 2020:			$0.195
Aggregate distributions declared and paid to our common stockholders were approximately $6.7 million and $6.3 million for the three months ended December 31, 2021 and 2020, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2021, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.0 million.
For the three months ended December 31, 2021 and the fiscal year ended September 30, 2021, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2021	Year Ended September 30, 2021
Undistributed net investment income	$(649)	$39
Accumulated net realized losses	649	959
Capital in excess of par value	—	(998)
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2021 and September 30, 2021, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.8 million and $0.3 million as of December 31, 2021 and September 30, 2021, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2021 and September 30, 2021 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2021 and September 30, 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2021	September 30, 2021
Unused line of credit commitments(A)	$29,705	$25,549
Delayed draw term loans	33,754	27,984
Uncalled capital commitment	843	843
Total	$64,302	$54,376
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment.

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2021	2020
Per Common Share Data:
Net asset value at beginning of period(A)	$9.28	$7.40
Income from operations(B)
Net investment income	0.27	0.20
Net realized and unrealized gain (loss) on investments	0.10	0.19
Net realized and unrealized gain (loss) on other	(0.02)	(0.01)
Total from operations	0.35	0.38
Distributions to common stockholders from(B)(C)
Net investment income	(0.20)	(0.19)
Return of capital	—	(0.01)
Total distributions	(0.20)	(0.20)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.03
Total capital share transactions	—	0.03
Other, net	0.01	—
Net asset value at end of period(A)	$9.44	$7.61
Per common share market value at beginning of period	$11.30	$7.41
Per common share market value at end of period	11.59	8.86
Total return(E)	4.29%	22.46%
Common stock outstanding at end of period(A)	34,304,371	32,490,392
Statement of Assets and Liabilities Data:
Net assets at end of period	$323,853	$247,117
Average net assets(F)	320,892	241,444
Senior Securities Data:
Borrowings under Credit Facility, at cost	53,900	16,300
Long term debt	200,000	196,313
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	8.73%	10.94%
Ratio of net investment income to average net assets – annualized(I)	11.42%	10.40%
(A)    Based on actual shares outstanding at the end of the corresponding period.
(B)    Based on weighted average basic per share data.
(C)    The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)    During the three months ended December 31, 2020, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 13.00% and 14.29% for the three months ended December 31, 2021 and 2020, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 7.22% and 7.12% for the three months ended December 31, 2021 and 2020, respectively.

NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
In January 2022, our investment in Belnick, Inc. paid off at par for net cash proceeds of $10.0 million.

In January 2022, our investment in Keystone Acquisition Corp. paid off at par for net cash proceeds of $4.0 million.
Distributions and Dividends
On January 11, 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 21, 2022	January 31, 2022	$0.065
February 18, 2022	February 28, 2022	0.065
March 23, 2022	March 31, 2022	0.065
	Total for the Quarter:	$0.195

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); (12) the impact of COVID-19 on the economy, our portfolio companies and the capital markets, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties and (13) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” section of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 15, 2021. Additionally, many of the risks and uncertainties listed above, among others, are currently elevated by and may or will continue to be elevated by the COVID-19 pandemic. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2021, our investment portfolio was made up of approximately 91.4% debt investments and 8.6% equity investments, at cost.
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
During the three months ended December 31, 2021, we invested $106.9 million in six new portfolio companies and extended $3.9 million in investments to existing portfolio companies. In addition, during the three months ended December 31, 2021, we exited five portfolio companies through early payoffs. We received a total of $96.8 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the three months ended December 31, 2021. This activity resulted in a net increase in our overall portfolio by one portfolio company (to 47) and a net increase of $29.2 million in our portfolio at cost since September 30, 2021. From our initial public offering in August 2001 through December 31, 2021, we have made 586 different loans to, or investments in, 260 companies for a total of approximately $2.3 billion, before giving effect to principal repayments on investments and divestitures.
During the three months ended December 31, 2021, the following significant transactions occurred:
Proprietary Investments

•In October 2021, we invested $26.3 million in Engineering Manufacturing Technologies, LLC through secured first lien debt and equity.

•In November 2021, our investment in Lignetics, Inc. was sold, which resulted in the recognition of success fee income of $1.6 million and a realized gain of $13.4 million. In connection with the sale, we received net cash proceeds of approximately $47.2 million, including the repayment of our debt investment of $29.0 million at par.

•In November 2021, our investment in Prophet Brand Strategy paid off at par for net cash proceeds of $13.1 million. In conjunction with the payoff, we received a prepayment fee of $0.1 million.

•In November 2021, our investment in Effective School Solutions LLC paid off at par for net cash proceeds of $19.5 million. In conjunction with the payoff, we received a prepayment fee of $0.5 million.

•In November 2021, we invested $13.4 million in WB Xcel Holdings, LLC through secured first lien debt and equity.

•In December 2021, our investment in Phoenix Aromas & Essential Oils, LLC paid off at par for net cash proceeds of $10.0 million.

•In December 2021, we invested $10.0 million in Fix-it Group, Inc. through secured first lien debt.

•In December 2021, we invested $10.5 million in Workforce QA LLC through secured first lien debt and equity.

•In December 2021, we invested $30.0 million in Springfield, Inc. through secured second lien debt.

•In December 2021, we invested $16.8 million in HH-Inspire Acquisition, Inc. through secured first lien debt and equity.
Syndicated Investments

•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common stock and debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2023, and currently have a total commitment amount of $175.0 million. In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. In November 2021, we completed a debt offering of $50.0 million aggregate principal amount of our 3.75% Notes due 2027 (the “2027 Notes”). Refer to “Liquidity and Capital Resources — Revolving Credit Facility,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
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
On December 31, 2021, the closing market price of our common stock was $11.59 per share, a 22.8% premium to our December 31, 2021 NAV per share of $9.44.
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
As of December 31, 2021, our asset coverage on our “senior securities representing indebtedness” was 224.3%.
Recent Developments
Distributions
On January 11, 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 21, 2022	January 31, 2022	$0.065
February 18, 2022	February 28, 2022	0.065
March 23, 2022	March 31, 2022	0.065
	Total for the Quarter:	$0.195
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020

	Three Months Ended December 31,
	2021	2020	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,866	$12,082	$784	6.5%
Success fee, dividend, and other income	3,301	800	2,501	312.6
Total investment income	16,167	12,882	3,285	25.5
EXPENSES
Base management fee	2,520	2,002	518	25.9
Loan servicing fee	1,462	1,348	114	8.5
Incentive fee	2,091	1,367	724	53.0
Administration fee	379	355	24	6.8
Interest expense on borrowings and notes payable	3,007	2,568	439	17.1
Amortization of deferred financing costs	289	418	(129)	(30.9)
Other expenses	648	542	106	19.6
Expenses, before credits from Adviser	10,396	8,600	1,796	20.9
Credit to base management fee – loan servicing fee	(1,462)	(1,348)	(114)	8.5
Credits to fees from Adviser – other	(1,927)	(650)	(1,277)	196.5
Total expenses, net of credits	7,007	6,602	405	6.1
NET INVESTMENT INCOME	9,160	6,280	2,880	45.9
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	13,880	(2,144)	16,024	NM
Net realized gain (loss) on other	(700)	(8)	(692)	NM
Net unrealized appreciation (depreciation) of investments	(10,237)	8,495	(18,732)	(220.5)
Net unrealized appreciation of other	—	(320)	320	NM
Net gain (loss) from investments and other	2,943	6,023	(3,080)	(51.1)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$12,103	$12,303	$(200)	(1.6)%
NM = Not Meaningful
Investment Income
Interest income increased by 6.5% for the three months ended December 31, 2021, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2021, was $494.4 million, compared to $443.4 million for the three months ended December 31, 2020, an increase of $51.0 million, or 11.5%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.3% for the three months ended December 31, 2021, compared to 10.8% for the three months ended December 31, 2020, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by competitive marketplace conditions.
As of December 31, 2021 and September 30, 2021, there were no loans on non-accrual status.
Other income increased by 312.6% during the three months ended December 31, 2021, as compared to the prior year period, primarily due to increases in success fees received and dividend income, period over period.
As of December 31, 2021 and September 30, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $0.4 million, or 6.1%, for the three months ended December 31, 2021, as compared to the prior year period. This increase was primarily due to a $0.9 million increase in the net incentive fee and a $0.4 million increase in interest expense on borrowings and notes payable, partially offset by a $1.0 million decrease in net base management fees.
Total interest expense on borrowings and notes payable increased by $0.4 million, or 17.1%, during the three months ended December 31, 2021, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our debt financing. Interest expense on our notes payable increased by $0.8 million period over period with the issuance of the 2027 Notes in November 2021 and the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2024 Notes in November 2021. Interest expense on our Credit Facility decreased by $0.3 million, period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $33.0 million during the three months ended December 31, 2021, as compared to $105.1 million in the prior year period, a decrease of 68.6%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 7.5% during the three months ended December 31, 2021, compared to 3.6% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.2 million increase in unused commitment fees during the three months ended December 31, 2021 as compared to the prior year period.
The net base management fee earned by the Adviser decreased by $1.0 million, or 62.1%, for the three months ended December 31, 2021, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser period over period driven by an increase in new deal activity, partially offset by an increase in average total assets subject to the base management fee.
The income-based incentive fee increased by $0.7 million, or 53.0%, for the three months ended December 31, 2021, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period. During the three months ended December 31, 2020, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.2 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders. There was no incentive fee credit during the three months ended December 31, 2021.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2021	2020
Average total assets subject to base management fee(A)	$576,000	$457,600
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,520	$2,002
Portfolio company fee credit	(1,869)	(352)
Syndicated loan fee credit	(58)	(87)
Net Base Management Fee	$593	$1,563
Loan servicing fee(B)	1,462	1,348
Credit to base management fee - loan servicing fee(B)	(1,462)	(1,348)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,091	1,367
Incentive fee credit	—	(211)
Net Incentive Fee	$2,091	$1,156
Portfolio company fee credit	(1,869)	(352)
Syndicated loan fee credit	(58)	(87)
Incentive fee credit	—	(211)
Credits to Fees From Adviser - other(B)	$(1,927)	$(650)
(A)Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the applicable quarters within the respective periods and adjusted appropriately for any share issuances or repurchases during the periods.
(B)Reflected, on a gross basis, as a line item on our Consolidated Statements of Operations.
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended December 31, 2021, we recorded a net realized gain on investments of $13.9 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc. in November 2021.

For the three months ended December 31, 2020, we recorded a net realized loss on investments of $2.1 million, which resulted primarily from the loss recognized on our investment in Edmentum Ultimate Holdings, LLC.

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended December 31, 2021, we recorded net unrealized depreciation of investments in the aggregate amount of $10.2 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2021 were as follows:

	Three Months Ended December 31, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
NetFortris Corp.	$—	$3,905	$—	$3,905
ENET Holdings, LLC	—	1,050	—	1,050
Imperative Holdings Corporation	—	719	—	719
PIC 360, LLC	—	488	—	488
AG Transportation Holdings, LLC	468	—	—	468
LWO Acquisitions Company LLC	—	(311)	—	(311)
Sea Link International IRB, Inc.	—	(376)	—	(376)
MCG Energy Solutions, LLC	—	(542)	—	(542)
Lignetics, Inc.	13,408	—	(14,958)	(1,550)
Other, net (<$500)	4	38	(250)	(208)
Total:	$13,880	$4,971	$(15,208)	$3,643

The primary driver of net unrealized depreciation of $10.2 million for the three months ended December 31, 2021 was the reversal of unrealized depreciation associated with the exit of our investment in Lignetics, Inc. and the improvement in the financial and operational performance of NetFortris Corp. and ENET Holdings, LLC, partially offset by the decline in the financial and operational performance of certain of our other portfolio companies.

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
Net Realized Loss on Other
We incurred a loss on extinguishment of debt of $0.8 million during the three months ended December 31, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”) in November 2021. No such amounts were recorded during the three months ended December 31, 2020.
Net Unrealized (Appreciation) Depreciation of Other

During the three months ended December 31, 2020, we recorded $0.3 million of unrealized appreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended December 31, 2021.

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
Net cash used in operating activities for the three months ended December 31, 2021 was $5.8 million, as compared to net cash provided by operating activities of $12.2 million for the three months ended December 31, 2020. The change was primarily due to an increase in purchases of investments, partially offset by an increase in principal repayments, period over period. Purchases of investments were $110.8 million during the three months ended December 31, 2021, compared to $29.1 million during the three months ended December 31, 2020. Repayments and net proceeds from sales were $96.4 million during the three months ended December 31, 2021 compared to $34.1 million during the three months ended December 31, 2020.
As of December 31, 2021, we had loans to, syndicated participations in or equity investments in 47 companies, with an aggregate cost basis of approximately $575.7 million. As of September 30, 2021, we had loans to, syndicated participations in or equity investments in 46 companies, with an aggregate cost basis of approximately $546.5 million.
The following table summarizes our total portfolio investment activity during the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Beginning investment portfolio, at fair value	$557,612	$450,400
New investments	106,918	29,000
Disbursements to existing portfolio companies	3,876	98
Scheduled principal repayments on investments	(1,881)	(619)
Unscheduled principal repayments on investments	(77,862)	(30,012)
Net proceeds from sale of investments	(17,056)	(3,511)
Net unrealized appreciation (depreciation) of investments	4,971	5,412
Reversal of prior period depreciation (appreciation) of investments on realization	(15,208)	3,083
Net realized gain (loss) on investments	13,880	(2,144)
Increase in investments due to PIK(A) or other	1,079	654
Net change in premiums, discounts and amortization	266	(2)
Investment Portfolio, at Fair Value	$576,595	$452,359
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2021:

		Amount
For the remaining nine months ending September 30:	2022(A)	$103,802
For the fiscal years ending September 30:	2023	33,295
	2024	43,814
	2025	85,352
	2026	144,730
	Thereafter	116,274
	Total contractual repayments	$527,267
	Adjustments to cost basis of debt investments	(1,319)
	Investments in equity securities	49,784
	Investments held as of December 31, 2021 at cost:	$575,732
(A)Includes debt investments with contractual principal amounts totaling $44.6 million for which the maturity date has passed as of December 31, 2021.
Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2021 was $6.4 million, which consisted primarily of $50.0 million in gross proceeds from the issuance of our 2027 Notes, partially offset by $38.8 million used in the redemption of our 2024 Notes.

Net cash used in financing activities for the three months ended December 31, 2020 was $13.1 million, which consisted primarily of $111.7 million in net repayments on our Credit Facility, partially offset by $100.0 million in gross proceeds from the issuance of long term debt.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.065 per common share for each month for the three months ended December 31, 2021 and 2020. These distributions totaled an aggregate of $6.7 million and $6.3 million for the three months ended December 31, 2021 and 2020, respectively. In January 2022, our Board of Directors declared a monthly distribution of $0.065 per common share for each of January, February, and March 2022. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2022. From inception through December 31, 2021, we have paid 227 monthly or quarterly consecutive distributions to common stockholders totaling approximately $403.0 million or $21.23 per share.
For the fiscal year ended September 30, 2021, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.0 million.
The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2022 will be determined at fiscal year end, based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2021, we had the ability to issue up to $300.0 million in securities under the registration statement.
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
On December 31, 2021, the closing market price of our common stock was $11.59 per share, a 22.8% premium to our December 31, 2021 NAV per share of $9.44.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $334.4 million as of December 31, 2021, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2021, and as defined in our Credit Facility, we had a net worth of $520.2 million, asset coverage on our “senior securities representing indebtedness” of 224.3%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2021. As of December 31, 2021, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
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
In October 2019, we completed a public debt offering of the 2024 Notes for net proceeds of approximately $37.5 million after deducting underwriting discounts, commissions and offering expenses borne by us. On November 1, 2021, we voluntarily redeemed the 2024 Notes with an aggregate principal amount outstanding of $38.8 million. In connection with the voluntary redemption of the 2024 Notes, we incurred a loss on extinguishment of debt of $0.8 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2024 Notes would have otherwise matured on November 1, 2024.
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
The indenture relating to the 2027 Notes and the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2027 Notes and the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 2027 Notes and 2026 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of December 31, 2021 and September 30, 2021, we had off-balance sheet success fee receivables on our accruing debt investments of $11.4 million and $11.7 million (or approximately $0.33 per common share and $0.34 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2021 and September 30, 2021 to be immaterial.
The following table shows our contractual obligations as of December 31, 2021, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$53,900	$—	$53,900
Notes Payable	—	—	150,000	50,000	200,000
Interest expense on debt obligations(C)	12,465	24,930	14,497	625	52,517
Total	$12,465	$24,930	$218,397	$50,625	$306,417
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $64.3 million, at cost, as of December 31, 2021.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2021.
Critical Accounting Estimates
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2021 and September 30, 2021, representing approximately 96.9% and 95.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2021	As of September 30, 2021
Highest	10.0	10.0
Average	7.0	6.6
Weighted Average	7.4	7.0
Lowest	1.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2021 and September 30, 2021, representing approximately 2.5% and 3.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2021	As of September 30, 2021
Highest	5.0	5.0
Average	4.5	4.6
Weighted Average	4.3	4.5
Lowest	4.0	4.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2021 and September 30, 2021, representing approximately 0.6% and 0.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2021	As of September 30, 2021
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of December 31, 2021, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.5%
Fixed rates	11.5%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2021 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2021 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 15, 2021. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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

4.4
Fourth Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of November 4, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed on November 4, 2021.

4.5
Registration Rights Agreement, dated as of November 4, 2021, by and between Gladstone Capital Corporation and Raymond James & Associates, Inc., as representative of the several initial purchasers, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K (File No. 814-00237), filed on November 4, 2021.

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
______________________
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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 2, 2022