Form 10-Q
period 2022-03-31
GLADSTONE CAPITAL CORP
filed 2022-05-03
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 2, 2022 was 34,304,371.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2022	September 30, 2021
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $449,787 and $447,566, respectively)	$460,391	$454,601
Affiliate investments (Cost of $46,106 and $70,682, respectively)	39,883	82,281
Control investments (Cost of $41,572 and $28,264, respectively)	37,429	20,730
Cash and cash equivalents	1,432	671
Restricted cash and cash equivalents	212	175
Interest receivable, net	2,906	2,361
Due from administrative agent	2,341	2,951
Deferred financing costs, net	783	1,033
Other assets, net	2,962	1,697
TOTAL ASSETS	$548,339	$566,500
LIABILITIES
Borrowings, at fair value (Cost of $17,400 and $50,500, respectively)	$17,400	$50,500
Notes payable, net of unamortized deferred financing costs of $2,664 and $2,202, respectively	197,336	186,611
Accounts payable and accrued expenses	541	490
Interest payable	2,203	1,797
Fees due to Adviser(A)	3,198	2,255
Fee due to Administrator(A)	579	382
Other liabilities	1,615	6,026
TOTAL LIABILITIES	$222,872	$248,061
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 34,304,371 and 34,304,371 shares issued and outstanding, respectively	$34	$34
Capital in excess of par value	392,494	392,494
Cumulative net unrealized appreciation (depreciation) of investments	238	11,100
Under (over) distributed net investment income	933	149
Accumulated net realized losses	(68,232)	(85,338)
Total distributable loss	(67,061)	(74,089)
TOTAL NET ASSETS	$325,467	$318,439
NET ASSET VALUE PER COMMON SHARE	$9.49	$9.28
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$10,614	$9,967	$20,768	$20,189
Affiliate investments	739	1,064	1,806	1,974
Control investments	695	410	1,203	825
Cash and cash equivalents	—	—	—	—
Total interest income (excluding PIK interest income)	12,048	11,441	23,777	22,988
PIK interest income
Non-Control/Non-Affiliate investments	914	445	2,051	980
Total PIK interest income	914	445	2,051	980
Total interest income	12,962	11,886	25,828	23,968
Success fee income
Non-Control/Non-Affiliate Investments	3,231	—	3,231	—
Affiliate Investments	—	—	1,563	—
Total success fee income	3,231	—	4,794	—
Dividend income
Non-Control/Non-Affiliate investments	517	209	1,509	575
Control investments	520	30	589	252
Total dividend income	1,037	239	2,098	827
Prepayment fee income
Non-Control/Non-Affiliate investments	—	700	605	900
Affiliate Investments	—	—	44	—
Total prepayment fee income	—	700	649	900
Other income	30	60	58	72
Total investment income	17,260	12,885	33,427	25,767
EXPENSES
Base management fee(A)	2,479	2,095	4,999	4,097
Loan servicing fee(A)	1,520	1,396	2,982	2,744
Incentive fee(A)	1,971	1,381	4,062	2,748
Administration fee(A)	401	332	780	687
Interest expense on borrowings and notes payable	3,020	2,822	6,027	5,390
Amortization of deferred financing costs	274	338	563	756
Professional fees	207	160	471	378
Other general and administrative expenses	315	238	699	562
Expenses, before credits from Adviser	10,187	8,762	20,583	17,362
Credit to base management fee - loan servicing fee(A)	(1,520)	(1,396)	(2,982)	(2,744)
Credits to fees from Adviser - other(A)	(102)	(880)	(2,029)	(1,530)
Total expenses, net of credits	8,565	6,486	15,572	13,088
NET INVESTMENT INCOME	8,695	6,399	17,855	12,679
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	—	63	472	(2,080)
Affiliate investments	—	—	13,408	—
Control investments	—	—	—	(1)
Other	233	(1,152)	(467)	(1,160)
Total net realized gain (loss)	233	(1,089)	13,413	(3,241)
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(1,083)	13,963	3,569	21,850
Affiliate investments	(2,795)	724	(17,822)	629
Control investments	3,253	1,322	3,391	2,025
Other	—	(20)	—	(340)
Total net unrealized appreciation (depreciation)	(625)	15,989	(10,862)	24,164
Net realized and unrealized gain (loss)	(392)	14,900	2,551	20,923
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,303	$21,299	$20,406	$33,602
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.20	$0.52	$0.39
Net increase (decrease) in net assets resulting from operations	$0.24	$0.65	$0.59	$1.03
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	34,304,371	32,765,980	34,304,371	32,428,089
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2022	2021
NET ASSETS, SEPTEMBER 30	$318,439	$233,743
OPERATIONS
Net investment income	9,160	6,280
Net realized gain (loss) on investments	13,880	(2,144)
Net realized gain (loss) on other	(700)	(8)
Net unrealized appreciation (depreciation) of investments	(10,237)	8,495
Net unrealized depreciation (appreciation) of other	—	(320)
Net increase (decrease) in net assets resulting from operations	12,103	12,303
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 per share and $0.19 per share, respectively)(A)	(6,689)	(6,100)
Distributions to common stockholders from return of capital ($0.00 per share and $0.01 per share, respectively)(A)	—	(180)
Net decrease in net assets from distributions	(6,689)	(6,280)
CAPITAL TRANSACTIONS
Issuance of common stock	—	7,491
Discounts, commissions and offering costs for issuance of common stock	—	(140)
Net increase (decrease) in net assets resulting from capital transactions	—	7,351
NET INCREASE (DECREASE) IN NET ASSETS	5,414	13,374
NET ASSETS, DECEMBER 31	$323,853	$247,117
OPERATIONS
Net investment income	8,695	6,399
Net realized gain (loss) on investments	—	63
Net realized gain (loss) on other	233	(1,152)
Net unrealized appreciation (depreciation) of investments	(625)	16,009
Net unrealized depreciation (appreciation) of other	—	(20)
Net increase (decrease) in net assets resulting from operations	8,303	21,299
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 per share and $0.18 per share, respectively)(A)	(6,689)	(5,714)
Distributions to common stockholders from return of capital ($0.00 per share and $0.02 per share, respectively)(A)	—	(685)
Net decrease in net assets from distributions	(6,689)	(6,399)
CAPITAL TRANSACTIONS
Issuance of common stock	—	9,037
Discounts, commissions and offering costs for issuance of common stock	—	(166)
Net increase (decrease) in net assets resulting from capital transactions	—	8,871
NET INCREASE (DECREASE) IN NET ASSETS	1,614	23,771
NET ASSETS, MARCH 31	$325,467	$270,888
(A)Refer to Note 8 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$20,406	$33,602
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(121,569)	(101,098)
Principal repayments on investments	130,600	78,456
Net proceeds from sale of investments	16,922	3,690
Increase in investments due to PIK interest or other	(2,614)	(1,081)
Net change in premiums, discounts and amortization	(547)	181
Net realized loss (gain) on investments	(13,880)	2,081
Net realized loss (gain) on other	467	1,160
Net unrealized depreciation (appreciation) of investments	10,862	(24,504)
Net unrealized appreciation (depreciation) of other	—	340
Changes in assets and liabilities:
Amortization of deferred financing costs	563	756
Decrease (increase) in interest receivable, net	(545)	420
Decrease (increase) in funds due from administrative agent	610	(583)
Decrease (increase) in other assets, net	(1,265)	(76)
Increase (decrease) in accounts payable and accrued expenses	51	433
Increase (decrease) in interest payable	406	978
Increase (decrease) in fees due to Adviser(A)	943	(144)
Increase (decrease) in fee due to Administrator(A)	197	167
Increase (decrease) in other liabilities	(3,943)	471
Net cash provided by (used in) operating activities	37,664	(4,751)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	161,500	157,600
Repayments on line of credit	(194,600)	(244,400)
Proceeds from issuance of long term debt	50,000	150,000
Redemption of long term debt	(38,813)	(57,500)
Financing costs	(1,575)	(1,946)
Proceeds from issuance of common stock	—	16,528
Discounts, commissions and offering costs for issuance of common stock	—	(247)
Distributions paid to common stockholders	(13,378)	(12,679)
Net cash provided by (used in) financing activities	(36,866)	7,356
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	798	2,605
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	846	2,469
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,644	$5,074
CASH PAID FOR INTEREST	$5,621	$4,412
NON-CASH ACTIVITIES(B)	$710	$—
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Non-cash activities relate to estimated tax liabilities and escrows associated with portfolio company exits.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 141.4%
Secured First Lien Debt – 100.5%
Aerospace and Defense – 19.9%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,672	$11,672	$11,672
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	19,500	19,500	19,451
SpaceCo Holdings, LLC – Line of Credit, $400 available (L + 7.0%, 8.0% Cash, Due 12/2025)(C)	1,600	1,600	1,600
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 8.0% Cash, Due 12/2025)(C)	32,131	31,684	32,131
		64,456	64,854
Beverage, Food, and Tobacco – 13.2%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $0 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970	1,970	1,970
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	23,820	23,820	23,820
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $7,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	17,000	17,000	17,021
		42,790	42,811
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	700	700	693
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	1,000	1,000	990
		1,700	1,683
Diversified/Conglomerate Manufacturing – 10.8%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 9.3% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 9.3% Cash, Due 10/2026)(C)	22,500	22,500	22,359
Unirac, Inc. – Line of Credit, $125 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	1,128	1,128	1,130
Unirac, Inc. – Delayed Draw Term Loan, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	—	—	—
Unirac, Inc. – Term Debt (L + 7.0%, 8.0% Cash, Due 6/2026)(C)	11,771	11,527	11,786
		35,155	35,275
Diversified/Conglomerate Service – 27.4%
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 4.0% PIK, Due 12/2023)(C)	5,876	5,876	4,863
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000	1,000	895
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000	29,000	25,955
Fix-It Group, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.0% Cash, Due 12/2026)(C)	—	—	—
Fix-It Group, LLC – Term Debt (L + 7.0%, 8.0% Cash, Due 12/2026)(C)	10,000	10,000	9,913
Fix-It Group, LLC – Delayed Draw Term Loan, $10,000 available (L + 7.0%, 8.0% Cash, Due 12/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 3.5% PIK, Due 3/2026)(C)	20,451	20,451	19,685
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2023)(C)(F)	829	829	763
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	18,500	18,500	17,020
WorkforceQA, LLC – Line of Credit, $2,000 available (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	—	—	—
WorkforceQA, LLC – Term Debt (L + 9.0%, 10.0% Cash, Due 12/2026)(C)(H)	10,000	10,000	9,975
		95,656	89,069
Healthcare, Education, and Childcare – 24.8%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	20,350	20,350	20,299
HH-Inspire Acquisition, Inc. – Line of Credit, $3,000 available (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	—	—	—
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	16,000	16,000	15,920
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
HH-Inspire Acquisition, Inc. – Delayed Draw Term Loan, $10,000 available (L + 6.8%, 7.8% Cash, Due 12/2026)(C)	—	—	—
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 8.3% Cash, Due 3/2027)(C)(Y)	28,000	27,958	28,000
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 8.3% Cash, Due 3/2027)(C)(Y)	5,000	4,993	5,000
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	500	500	499
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	11,000	11,000	10,986
		80,801	80,704
Machinery – 1.7%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	120
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,837	5,837	5,459
		5,962	5,579
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.5% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 2.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2024)(C)	1,200	1,200	1,173
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2024)(C)	6,000	6,000	5,865
		7,200	7,038
Total Secured First Lien Debt		$333,827	$327,013
Secured Second Lien Debt – 23.8%
Automobile – 3.2%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$11,003	$11,003	$10,343
Beverage, Food, and Tobacco – 1.0%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 8.2% Cash, Due 10/2026)(D)	3,682	3,700	3,315
Diversified/Conglomerate Manufacturing – 10.6%
Springfield, Inc. – Term Debt (L + 9.0%, 10.0% Cash, Due 12/2026)(C)	30,000	30,000	29,925
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.5% Cash, Due 5/2027)(D)	5,000	4,815	4,662
		34,815	34,587
Diversified/Conglomerate Service – 1.5%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,963	2,760
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	2,100	2,066	2,100
		5,029	4,860
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.7% Cash, Due 11/2026)(D)	798	798	790
Oil and Gas – 7.3%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2024)(C)	25,296	25,237	23,778
Total Secured Second Lien Debt		$80,582	$77,673
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$64
Preferred Equity – 5.9%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	139
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	111
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	964
Diversified/Conglomerate Service – 2.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,503
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
		7,500	8,503
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	750,000	750	802
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,770
		6,982	1,770
Telecommunications – 2.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	6,320
NetFortris Holdings LLC – Preferred Stock(E)(G)(Z)	7,890,860	789	647
		2,813	6,967
Total Preferred Equity		$19,243	$19,256
Common Equity – 11.2%
Aerospace and Defense – 4.3%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$11,985
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,912
		5,283	13,897
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	43
Beverage, Food, and Tobacco – 0.3%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	914
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Diversified/Conglomerate Manufacturing – 0.9%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	2,779
Diversified/Conglomerate Service – 0.2%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	590
Healthcare, Education, and Childcare – 1.9%
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,184
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,223	4,964
		1,990	6,148
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	83
		499	83
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	6,290	30	76
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	395
Textiles and Leather – 3.5%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	11,460
Total Common Equity		$15,937	$36,385
Total Non-Control/Non-Affiliate Investments		$449,787	$460,391

AFFILIATE INVESTMENTS(N) – 12.3%
Secured First Lien Debt – 11.2%
Diversified/Conglomerate Manufacturing – 1.9%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 7.5% Cash, Due 8/2024)(C)	$6,140	$6,140	$6,048
Diversified/Conglomerate Service – 9.3%
Encore Dredging Holdings, LLC – Line of Credit, $1,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	2,000	2,000	1,988
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	23,500	23,500	23,353
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	5,000	5,000	4,969
		30,500	30,310
Total Secured First Lien Debt		$36,640	$36,358
Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 0.7%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,200,000	3,200	$2,057
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	768
Total Preferred Equity		$9,166	$2,825
Common Equity – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	700
Total Common Equity		$300	$700
Total Affiliate Investments		$46,106	$39,883

CONTROL INVESTMENTS(O) – 11.5%
Secured First Lien Debt – 4.5%
Diversified/Conglomerate Manufacturing – 0.8%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)(Q)(X)	$6,000	$6,000	$2,638
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)(Q)(X)	10,732	10,732	—
		16,732	2,638
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.3%
WB Xcel Holdings, LLC – Line of Credit, $682 available (L + 10.5%, 11.5% Cash, Due 11/2026)(E)	818	818	818
WB Xcel Holdings, LLC – Term Debt (L + 10.5%, 11.5% Cash, Due 11/2026)(E)	9,975	9,975	9,975
		10,793	10,793
Printing and Publishing – 0.4%
TNCP Intermediate HoldCo, LLC – Line of Credit, $900 available (8.0% Cash, Due 10/2024)(E)(F)	1,100	1,100	1,100
Total Secured First Lien Debt		$28,625	$14,531
Secured Second Lien Debt – 2.4%
Automobile– 2.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$7,825	$7,825	$7,825
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)(X)	$95	$95	$—
LWO Acquisitions Company LLC – Term Debt (Due 8/2022)(E)(P)(X)	25	25	—
		$120	$—
Preferred Equity – 1.8%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$278
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.7%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	5,576
Total Preferred Equity		$3,000	$5,854
Common Equity – 2.8%
Automobile– 0.9%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,231	$580	$3,034
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)(X)	921,000	921	—
Machinery – 1.2%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	4,061
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,124
Total Common Equity		$2,002	$9,219
Total Control Investments		$41,572	$37,429
TOTAL INVESTMENTS – 165.2%		$537,465	$537,703
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $478.3 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2022, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.9% of total investments, at fair value, as of March 31, 2022.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.45% as of March 31, 2022. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near March 31, 2022, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The Company has entered into an agreement that entitles it to the "last out" tranche of the first lien secured loan, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 6.75% (Floor 1.0%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2022.
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
(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.96% as of March 31, 2022.
(V)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.50% as of March 31, 2022.
(W)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)In February 2022, LWO Acquisitions Company LLC filed for Chapter 11 bankruptcy protection.
(Y)Investment formerly known as EL Academies, Inc.
(Z)Investment formerly known as NetFortris Corp.

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
MARCH 31, 2022
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the six month period ended March 31, 2022 or the six month period ended March 31, 2021.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2022 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 15, 2021.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2022 and September 30, 2021, there were no loans on non-accrual status.
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
As of March 31, 2022 and September 30, 2021, we held four and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $87 thousand and $0.2 million during the three and six months ended March 31, 2022, respectively, and $39 thousand and $0.1 million during the three and six months ended March 31, 2021, respectively. The unamortized balance of OID investments as of March 31, 2022 and September 30, 2021 totaled $0.9 million and $1.1 million, respectively. As of March 31, 2022 and September 30, 2021, we had six and seven investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.9 million and $2.1 million during the three and six months ended March 31, 2022, respectively, and $0.4 million and $1.0 million during the three and six months ended March 31, 2021, respectively. We collected $2.4 million in PIK interest in cash during each of the three and six months ended March 31, 2022, and $1.2 million and $3.4 million during the three and six months ended March 31, 2021, respectively.

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
As of each of March 31, 2022 and September 30, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2022 and 2021, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of March 31, 2022 and September 30, 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2022:
Secured first lien debt	$377,902		$—	$—		$377,902
Secured second lien debt	85,498		—	—		85,498
Unsecured debt	64		—	—		64
Preferred equity	27,935		—	—		27,935
Common equity/equivalents	41,340	(A)	—	76	(B)	41,264
Total Investments at March 31, 2022	$532,739		$—	$76		$532,663

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Secured first lien debt	$337,394		$—	$—		$337,394
Secured second lien debt	135,956		—	—		135,956
Unsecured debt	10		—	—		10
Preferred equity	29,246		—	—		29,246
Common equity/equivalents	48,519	(A)	—	78	(B)	48,441
Total Investments as of September 30, 2021	$551,125		$—	$78		$551,047
(A)Excludes our investment in Leeds with a fair value of $5.0 million and $6.5 million as of March 31, 2022 and September 30, 2021, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of March 31, 2022 and September 30, 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2022		September 30, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$327,013		$304,095
Secured second lien debt	77,673		97,408
Unsecured debt	64		10
Preferred equity	19,256		18,110
Common equity/equivalents	31,345	(A)	28,413	(B)
Total Non-Control/Non-Affiliate Investments	$455,351		$448,036
Affiliate Investments
Secured first lien debt	$36,358		$29,158
Secured second lien debt	—		30,563
Preferred equity	2,825		10,866
Common equity/equivalents	700		11,694
Total Affiliate Investments	$39,883		$82,281
Control Investments
Secured first lien debt	$14,531		$4,141
Secured second lien debt	7,825		7,985
Preferred equity	5,854		270
Common equity/equivalents	9,219		8,334
Total Control Investments	$37,429		$20,730
Total Investments at Fair Value Using Level 3 Inputs	$532,663		$551,047
(A)Excludes our investments in Leeds and Funko with fair values of $5.0 million and $76 thousand, respectively, as of March 31, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively, as of September 30, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2022 and September 30, 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	March 31, 2022	September 30, 2021	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2022	September 30, 2021

Secured first lien debt	$351,699	$321,490	Yield Analysis	Discount Rate	7.9% - 26.2% / 10.5%	7.5% - 31.2% / 12.4%
	26,203	15,904	TEV	EBITDA multiple	5.3x – 7.4x / 6.5x	5.4x – 5.9x / 5.9x
				EBITDA	$689 - $9,506 / $5,871	$620 - $10,209 / $9,255
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.3x / 0.3x
				Revenue	$9,744 - $9,744 / $9,744	$9,968 - $9,968 / $9,968

Secured second lien debt	66,146	106,464	Yield Analysis	Discount Rate	10.1% - 20.2% / 14.5%	10.1% - 23.7% / 14.7%
	11,527	21,507	Market Quote	IBP	90.0% - 99.0% / 92.4%	90.0% - 99.0% / 95.7%
	7,825	7,985	TEV	EBITDA multiple	5.9x – 5.9x / 5.9x	6.0x – 6.0x / 6.0x
				EBITDA	$3,532 - $3,532 / $3,532	$3,125 - $3,125 / $3,125

Unsecured debt	64	10	TEV	Revenue multiple	0.3x – 1.3x / 0.9x	0.3x – 1.4x / 1.0x
				Revenue	$722 - $9,744 / $4,127	$752 - $9,968 / $3,740

Preferred and common equity / equivalents(A)	69,199	77,687	TEV	EBITDA multiple	4.5x – 10.0x / 6.8x	3.7x – 9.5x / 7.2x
				EBITDA	$689 -$54,654 / $9,841	$620 -$62,547 / $14,788
				Revenue multiple	0.3x – 4.4x / 2.2x	0.3x– 4.0x / 2.0x
				Revenue	$722 -$175,678 / $30,837	$752 -$144,889 / $29,437
Total Level 3 Investments, at Fair Value	$532,663	$551,047
(A)Fair value as of March 31, 2022 excludes our investments in Leeds and Funko with fair values of $5.0 million and $76 thousand, respectively. Fair value as of September 30, 2021 excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both March 31, 2022 and September 30, 2021.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2022 and 2021 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2021	$395,753	$106,232	$66	$26,483	$41,494	$570,028
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(81)	(180)	(27)	1,452	(230)	934
Reversal of prior period net depreciation (appreciation) on realization(B)	(285)	117	—	—	1	(167)
New investments, repayments and settlements: (C)
Issuances/originations	12,120	166	25	—	—	12,311
Settlements/repayments	(29,605)	(20,837)	—	—	—	(50,442)
Net proceeds from sales	—	—	—	—	(1)	(1)
Fair Value as of March 31, 2022	$377,902	$85,498	$64	$27,935	$41,264	$532,663
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	13,876	13,876
Net unrealized appreciation (depreciation)(B)	4,412	379	29	791	292	5,903
Reversal of prior period net depreciation (appreciation) on realization(B)	(380)	(1,601)	—	(4,281)	(9,113)	(15,375)
New investments, repayments and settlements: (C)
Issuances/originations	86,823	30,336	25	3,500	3,500	124,184
Settlements/repayments	(50,347)	(79,572)	—	—	—	(129,919)
Net proceeds from sales	—	—	—	(1,321)	(15,732)	(17,053)
Fair Value as of March 31, 2022	$377,902	$85,498	$64	$27,935	$41,264	$532,663

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2020	$219,921	$194,219	$15	$9,236	$24,473	$447,864
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	1,156	2,190	(2)	(385)	12,986	15,945
Reversal of prior period net depreciation (appreciation) on realization(B)	20	(210)	—	—	—	(190)
New investments, repayments and settlements: (C)
Issuances/originations	64,210	217	—	7,000	1,000	72,427
Settlements/repayments	(11,845)	(36,159)	—	—	—	(48,004)
Fair Value as of March 31, 2021	$273,462	$160,257	$13	$15,851	$38,459	$488,042
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	(2,393)	(2,393)
Net unrealized appreciation (depreciation)(B)	2,088	3,199	(4)	(247)	16,283	21,319
Reversal of prior period net depreciation (appreciation) on realization(B)	20	(210)	133	—	2,950	2,893
New investments, repayments and settlements: (C)
Issuances/originations	91,414	554	113	9,098	1,000	102,179
Settlements/repayments	(13,528)	(60,272)	(4,528)	—	—	(78,328)
Net proceeds from sales	—	—	—	—	(3,262)	(3,262)
Transfers	(20,000)	20,000	—	—	—	—
Fair Value as of March 31, 2021	$273,462	$160,257	$13	$15,851	$38,459	$488,042
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
Investment Activity
Proprietary Investments
As of March 31, 2022 and September 30, 2021, we held 39 and 38 proprietary investments with an aggregate fair value of $514.6 million and $525.9 million, or 95.7% and 94.3% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2022:

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

•In January 2022, our investment in Belnick, Inc. paid off at par for net cash proceeds of $10.0 million.

•In March 2022, we invested $5.0 million in Pansophic Learning Ltd., an existing portfolio company, through secured first lien debt.

•In March 2022, our investment in NetFortris Corp. was sold, which resulted in the recognition of success fee income of $3.2 million. In connection with the sale, we received net cash proceeds of $29.0 million, including the repayment of our debt investment of $28.8 million at par. We continue to retain an equity investment in NetFortris Holdings, LLC with a cost basis of $0.8 million and fair value of $0.6 million as of March 31, 2022.
Syndicated Investments
As of March 31, 2022 and September 30, 2021, we held six and eight syndicated investments with an aggregate fair value of $23.1 million and $31.7 million, or 4.3% and 5.7% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the six months ended March 31, 2022:

•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.

•In January 2022, our investment in Keystone Acquisition Corp. paid off at par for net cash proceeds of $4.0 million.

Investment Concentrations
As of March 31, 2022, our investment portfolio consisted of investments in 45 portfolio companies located in 22 states in 13 different industries, with an aggregate fair value of $537.7 million. The five largest investments at fair value as of March 31, 2022 totaled $158.4 million, or 29.5% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2021 totaling $166.2 million, or 29.8% of our total investment portfolio. As of each of March 31, 2022 and September 30, 2021, our average investment by obligor was $11.9 million at cost.

The following table outlines our investments by security type as of March 31, 2022 and September 30, 2021:

	March 31, 2022				September 30, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$399,092	74.3%	$377,902	70.3%	$362,616	66.3%	$337,394	60.5%
Secured second lien debt	88,407	16.4	85,498	15.9	137,643	25.2	135,956	24.4
Unsecured debt	318	0.1	64	0.0	293	0.1	10	—
Total debt investments	487,817	90.8	463,464	86.2	500,552	91.6	473,360	84.9
Preferred equity	31,409	5.8	27,935	5.2	29,230	5.3	29,246	5.2
Common equity/equivalents	18,239	3.4	46,304	8.6	16,730	3.1	55,006	9.9
Total equity investments	49,648	9.2	74,239	13.8	45,960	8.4	84,252	15.1
Total Investments	$537,465	100.0%	$537,703	100.0%	$546,512	100.0%	$557,612	100.0%
Our investments at fair value consisted of the following industry classifications as of March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$135,453	25.2%	$132,458	23.8%
Healthcare, Education, and Childcare	87,654	16.3	92,680	16.6
Diversified/Conglomerate Manufacturing	81,327	15.1	25,223	4.5
Aerospace and Defense	78,751	14.7	79,749	14.3
Beverage, Food, and Tobacco	47,151	8.8	48,385	8.7
Oil and Gas	25,631	4.8	25,861	4.6
Automobile	21,662	4.0	21,681	3.9
Personal and Non-Durable Consumer Products	17,913	3.3	1,542	0.3
Telecommunications	14,400	2.7	36,720	6.6
Textiles and Leather	11,460	2.1	10,030	1.8
Machinery	10,430	1.9	10,472	1.9
Diversified Natural Resources, Precious Metals and Minerals	—	—	47,134	8.4
Chemicals, Plastics and Rubber	—	—	10,062	1.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	—	—	10,025	1.8
Other, < 2.0%	5,871	1.1	5,590	1.0
Total Investments	$537,703	100.0%	$557,612	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2022 and September 30, 2021:

	March 31, 2022		September 30, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$254,309	47.3%	$238,917	42.8%
West	139,513	25.9	184,247	33.0
Midwest	109,221	20.3	85,970	15.5
Northeast	34,660	6.5	48,478	8.7
Total Investments	$537,703	100.0%	$557,612	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2022:

		Amount
For the remaining six months ending September 30:	2022(A)	$23,440
For the fiscal years ending September 30:	2023	27,469
	2024	66,011
	2025	82,477
	2026	146,035
	Thereafter	143,424
	Total contractual repayments	$488,856
	Adjustments to cost basis of debt investments	(1,039)
	Investments in equity securities	49,648
	Investments held as of March 31, 2022 at cost:	$537,465
(A)Includes debt investments with contractual principal amounts totaling $16.8 million for which the maturity date has passed as of March 31, 2022.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2022 and September 30, 2021, we had gross receivables from portfolio companies of $1.3 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0 as of each of March 31, 2022 and September 30, 2021.
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
Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of the Adviser, which, as of March 31, 2022, is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Average total assets subject to base management fee(A)	$566,629	$478,857	$571,314	$468,229
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.8750%	0.8750%
Base management fee(B)	$2,479	$2,095	$4,999	$4,097
Portfolio company fee credit	(59)	(574)	(1,928)	(926)
Syndicated loan fee credit	(43)	(81)	(101)	(168)
Net Base Management Fee	$2,377	$1,440	$2,970	$3,003
Loan servicing fee(B)	1,520	1,396	2,982	2,744
Credit to base management fee - loan servicing fee(B)	(1,520)	(1,396)	(2,982)	(2,744)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(B)	1,971	1,381	4,062	2,748
Incentive fee credit	—	(225)	—	(436)
Net Incentive Fee	$1,971	$1,156	$4,062	$2,312
Portfolio company fee credit	(59)	(574)	(1,928)	(926)
Syndicated loan fee credit	(43)	(81)	(101)	(168)
Incentive fee credit	—	(225)	—	(436)
Credits to Fees From Adviser - other(B)	$(102)	$(880)	$(2,029)	$(1,530)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $15 thousand for each of the three and six months ended March 31, 2021, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies. No such amounts were retained by the Adviser for the three and six months ended March 31, 2022.
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2022 and 2021.

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
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% (2.0% during the period from April 1, 2020 through March 31, 2023) of our net assets, which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:
•no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;
•100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022 and 2.50% from April 1, 2022 through March 31, 2023) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022 and 2.50% from April 1, 2022 through March 31, 2023) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.
On April 12, 2022, our Board of Directors approved an amendment of the Advisory Agreement which extended the temporary revision to the hurdle rate through March 31, 2023 and increased the excess incentive fee hurdle rate from 2.1875% per quarter (8.75% annualized) to 2.50% per quarter (10.0% annualized), up from the 2.4375% per quarter (9.75% annualized) in effect since April 1, 2020.
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2022, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2022.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and six months ended March 31, 2021. There was no incentive fee credit during the three and six months ended March 31, 2022.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of March 31, 2022, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $25 thousand and $0.6 million during the three and six months ended March 31, 2022, respectively, and $0.3 million and $0.4 million during the three and six months ended March 31, 2021, respectively.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2022	September 30, 2021
Base management fee due to Adviser	$857	$385
Loan servicing fee due to Adviser	370	343
Incentive fee due to Adviser	1,971	1,527
Total fees due to Adviser	3,198	2,255
Fee due to Administrator	579	382
Total Related Party Fees Due	$3,777	$2,637
In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2022 and September 30, 2021, totaled $38 thousand and $35 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $27 thousand and $38 thousand as of March 31, 2022 and September 30, 2021, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2022 and September 30, 2021.
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
The following tables summarize noteworthy information related to our Credit Facility:

	March 31, 2022	September 30, 2021
Commitment amount	$175,000	$175,000
Borrowings outstanding, at cost	17,400	50,500
Availability(A)	138,093	103,897

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2022	2021	2022	2021
Weighted average borrowings outstanding, at cost	$42,491	$69,418	$37,677	$87,442
Weighted average interest rate(B)	5.9%	4.6%	6.6%	4.0%
Commitment (unused) fees incurred	$344	$272	$679	$424
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2022 and September 30, 2021.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $334.4 million as of March 31, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of March 31, 2022, and as defined in our Credit Facility, we had a net worth of $522.0 million, asset coverage on our “senior securities representing indebtedness” of 246.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 29 obligors in our Credit Facility’s borrowing base as of March 31, 2022. As of March 31, 2022, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2022, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.70% per annum, plus a 1.00% unused commitment fee. As of September 30, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.97% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of March 31, 2022 and September 30, 2021, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of March 31, 2022 and September 30, 2021, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2022 and 2021:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2022	September 30, 2021
Credit Facility	$17,400	$50,500

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2022	2021
Fair value as of December 31, 2021 and 2020, respectively	$53,900	$16,270
Borrowings	23,300	136,100
Repayments	(59,800)	(111,200)
Net unrealized appreciation(A)	—	20
Fair Value as of March 31, 2022 and 2021, respectively	$17,400	$41,190

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Six Months Ended March 31,
	2022	2021
Fair value as of September 30, 2021 and 2020, respectively	$50,500	$127,650
Borrowings	161,500	157,600
Repayments	(194,600)	(244,400)
Net unrealized appreciation(A)	—	340
Fair Value as of March 31, 2022 and 2021, respectively	$17,400	$41,190
(A)    Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2022 and 2021.
The fair value of the collateral under our Credit Facility totaled approximately $478.3 million and $512.0 million as of March 31, 2022 and September 30, 2021, respectively.
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
The fair value, based on a DCF analysis, of the 2027 Notes as of March 31, 2022 was $46.5 million. The fair value, based on a DCF analysis, of the 2026 Notes as of March 31, 2022 was $150.0 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2022, we had the ability to issue up to $300.0 million in securities under the registration statement.
NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$8,303	$21,299	$20,406	$33,602
Denominator: basic and diluted weighted average common share	34,304,371	32,765,980	34,304,371	32,428,089
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.24	$0.65	$0.59	$1.03
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
We paid the following monthly distributions to common stockholders for the six months ended March 31, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	January 11, 2022	January 21, 2022	January 31, 2022	0.065
	January 11, 2022	February 18, 2022	February 28, 2022	0.065
	January 11, 2022	March 23, 2022	March 31, 2022	0.065
	Six Months Ended March 31, 2022:			$0.39

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	January 12, 2021	January 22, 2021	January 29, 2021	0.065
	January 12, 2021	February 17, 2021	February 26, 2021	0.065
	January 12, 2021	March 18, 2021	March 31, 2021	0.065
	Six Months Ended March 31, 2021:			$0.39
Aggregate distributions declared and paid to our common stockholders were approximately $13.4 million and $12.7 million for the six months ended March 31, 2022 and 2021, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2021, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.0 million.
For the six months ended March 31, 2022 and the fiscal year ended September 30, 2021, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Six Months Ended March 31, 2022	Year Ended September 30, 2021
Undistributed net investment income	$(3,692)	$39
Accumulated net realized losses	3,692	959
Capital in excess of par value	—	(998)

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2022 and September 30, 2021, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.5 million and $0.3 million as of March 31, 2022 and September 30, 2021, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2022 and September 30, 2021 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2022 and September 30, 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2022	September 30, 2021
Unused line of credit commitments(A)	$29,153	$25,549
Delayed draw term loans	28,754	27,984
Uncalled capital commitment	843	843
Total	$58,750	$54,376
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment.

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Per Common Share Data:
Net asset value at beginning of period(A)	$9.44	$7.61	$9.28	$7.40
Income from operations(B)
Net investment income	0.25	0.20	0.52	0.39
Net realized and unrealized gain (loss) on investments	(0.02)	0.49	0.08	0.69
Net realized and unrealized gain (loss) on other	0.01	(0.04)	(0.01)	(0.05)
Total from operations	0.24	0.65	0.59	1.03
Distributions to common stockholders from(B)(C)
Net investment income	(0.20)	(0.18)	(0.40)	(0.36)
Return of capital	—	(0.02)	—	(0.03)
Total distributions	(0.20)	(0.20)	(0.40)	(0.39)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.05	—	0.07
Total capital share transactions	—	0.05	—	0.07
Other, net	0.01	—	0.02	—
Net asset value at end of period(A)	$9.49	$8.11	$9.49	$8.11
Per common share market value at beginning of period	$11.59	$8.86	$11.30	$7.41
Per common share market value at end of period	11.79	9.92	11.79	9.92
Total return(E)	3.51%	14.26%	7.95%	39.92%
Common stock outstanding at end of period(A)	34,304,371	33,396,426	34,304,371	33,396,426
Statement of Assets and Liabilities Data:
Net assets at end of period	$325,467	$270,888	$325,467	$270,888
Average net assets(F)	324,891	255,449	322,892	252,408
Senior Securities Data:
Borrowings under Credit Facility, at cost	17,400	41,200	17,400	41,200
Long term debt	200,000	188,813	200,000	188,813
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	10.55%	10.16%	9.65%	10.37%
Ratio of net investment income to average net assets – annualized(I)	10.70%	10.02%	11.06%	10.05%
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 12.56% and 12.78% for the three and six months ended March 31, 2022, respectively. and 13.76% and 13.80% for the three and six months ended March 31, 2021, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 8.72% and 7.98% for the three and six months ended March 31, 2022, respectively, and 6.48% and 6.68% for the three and six months ended March 31, 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
In April 2022, we invested $12.0 million in Axios Industrial Group, LLC through secured first lien debt.

In April 2022, we invested $14.4 million in Salvo Technologies, Inc. through secured first lien debt and membership units.

Distributions and Dividends
On April 12, 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 22, 2022	April 29, 2022	$0.0675
May 20, 2022	May 31, 2022	0.0675
June 22, 2022	June 30, 2022	0.0675
	Total for the Quarter:	$0.2025

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2022, our investment portfolio was made up of approximately 90.8% debt investments and 9.2% equity investments, at cost.
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
During the six months ended March 31, 2022, we invested $106.9 million in six new portfolio companies and extended $14.7 million in investments to existing portfolio companies. In addition, during the six months ended March 31, 2022, we exited seven portfolio companies through early payoffs. We received a total of $147.7 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the six months ended March 31, 2022. This activity resulted in a net decrease in our overall portfolio by one portfolio company (to 45) and a net decrease of $9.0 million in our portfolio at cost since September 30, 2021. From our initial public offering in August 2001 through March 31, 2022, we have made 589 different loans to, or investments in, 260 companies for a total of approximately $2.3 billion, before giving effect to principal repayments on investments and divestitures.
During the six months ended March 31, 2022, the following significant transactions occurred:
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

•In January 2022, our investment in Belnick, Inc. paid off at par for net cash proceeds of $10.0 million.

•In March 2022, we invested $5.0 million in Pansophic Learning Ltd., an existing portfolio company, through secured first lien debt.

•In March 2022, our investment in NetFortris Corp. was sold, which resulted in the recognition of success fee income of $3.2 million. In connection with the sale, we received net cash proceeds of $29.0 million, including the repayment of our debt investment of $28.8 million at par. We continue to retain an equity investment in NetFortris Holdings, LLC with a cost basis of $0.8 million and fair value of $0.6 million as of March 31, 2022.

Syndicated Investments

•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.

•In January 2022, our investment in Keystone Acquisition Corp. paid off at par for net cash proceeds of $4.0 million.

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
On March 31, 2022, the closing market price of our common stock was $11.79 per share, a 24.2% premium to our March 31, 2022 NAV per share of $9.49.
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
As of March 31, 2022, our asset coverage on our “senior securities representing indebtedness” was 246.6%.

Recent Developments
Distributions
On April 12, 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 22, 2022	April 29, 2022	$0.0675
May 20, 2022	May 31, 2022	0.0675
June 22, 2022	June 30, 2022	0.0675
	Total for the Quarter:	$0.2025
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
COVID-19

We continue to monitor and work with the management teams and shareholders of our portfolio companies to navigate the significant market, operational and economic challenges created by the continuing COVID-19 pandemic. The Company’s investment portfolio continues to be focused on a diversified mix of industries and sectors that have proven to be more durable than industries or sectors that are more prone to economic cycles including consumer or retail industries. We believe our portfolio companies effectively and efficiently responded to the challenges posed by the COVID-19 pandemic and related restrictions imposed by state and local governments, including developing liquidity plans supported by internal cash reserves, shareholder support, and, as appropriate, accessing the government Paycheck Protection Program. We believe we have sufficient levels of liquidity to support our existing portfolio companies, as necessary, and selectively deploy capital in new investment opportunities.

Impact of Inflation

We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the six months ended March 31, 2022 and 2021, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we do expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. See “Risk Factors— We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,962	$11,886	$1,076	9.1%
Success fee, dividend, and other income	4,298	999	3,299	330.2
Total investment income	17,260	12,885	4,375	34.0
EXPENSES
Base management fee	2,479	2,095	384	18.3
Loan servicing fee	1,520	1,396	124	8.9
Incentive fee	1,971	1,381	590	42.7
Administration fee	401	332	69	20.8
Interest expense on borrowings and notes payable	3,020	2,822	198	7.0
Amortization of deferred financing costs	274	338	(64)	(18.9)
Other expenses	522	398	124	31.2
Expenses, before credits from Adviser	10,187	8,762	1,425	16.3
Credit to base management fee – loan servicing fee	(1,520)	(1,396)	(124)	8.9
Credits to fees from Adviser – other	(102)	(880)	778	(88.4)
Total expenses, net of credits	8,565	6,486	2,079	32.1
NET INVESTMENT INCOME	8,695	6,399	2,296	35.9
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	—	63	(63)	(100.0)
Net realized gain (loss) on other	233	(1,152)	1,385	(120.2)
Net unrealized appreciation (depreciation) of investments	(625)	16,009	(16,634)	(103.9)
Net unrealized appreciation of other	—	(20)	20	(100.0)
Net gain (loss) from investments and other	(392)	14,900	(15,292)	(102.6)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$8,303	$21,299	$(12,996)	(61.0)%
Investment Income
Interest income increased by 9.1% for the three months ended March 31, 2022, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended March 31, 2022, was $514.4 million, compared to $454.1 million for the three months ended March 31, 2021, an increase of $60.3 million, or 13.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.2% for the three months ended March 31, 2022, compared to 10.6% for the three months ended March 31, 2021, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by competitive marketplace conditions.
As of March 31, 2022 and September 30, 2021, there were no loans on non-accrual status.
Other income increased by $3.3 million during the three months ended March 31, 2022, as compared to the prior year period, primarily due to increases in success fees received and dividend income, partially offset by a decrease in prepayment fees received, period over period.
As of March 31, 2022 and September 30, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.1 million, or 32.1%, for the three months ended March 31, 2022, as compared to the prior year period. This increase was primarily due to a $0.9 million increase in net base management fees and a $0.8 million increase in the net incentive fee.
Total interest expense on borrowings and notes payable increased by $0.2 million, or 7.0%, during the three months ended March 31, 2022, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our debt financing. Interest expense on our notes payable increased by $0.4 million period over period with the issuance of the 2027 Notes in November 2021 and the 2026 Notes in March 2021, partially offset by the redemption of our 5.375% Notes due 2024 (the “2024 Notes”) in November 2021. Interest expense on our Credit Facility decreased by $0.2 million, period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $42.5 million during the three months ended March 31, 2022, as compared to $69.4 million in the prior year period, a decrease of 38.8%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 5.9% during the three months ended March 31, 2022, compared to 4.6% during the prior year period. The increase in the effective interest rate was driven primarily by a $72 thousand increase in unused commitment fees during the three months ended March 31, 2022 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $0.9 million, for the three months ended March 31, 2022, as compared to the prior year period, resulting from a decrease in new deal origination credits to the base management fee from the Adviser period over period and an increase in average total assets subject to the base management fee.
The income-based incentive fee increased by $0.6 million for the three months ended March 31, 2022, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period. During the three months ended March 31, 2021, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.2 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders. There was no incentive fee credit during the three months ended March 31, 2022.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2022	2021
Average total assets subject to base management fee(A)	$566,629	$478,857
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,479	$2,095
Portfolio company fee credit	(59)	(574)
Syndicated loan fee credit	(43)	(81)
Net Base Management Fee	$2,377	$1,440
Loan servicing fee(B)	1,520	1,396
Credit to base management fee - loan servicing fee(B)	(1,520)	(1,396)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	1,971	1,381
Incentive fee credit	—	(225)
Net Incentive Fee	$1,971	$1,156
Portfolio company fee credit	(59)	(574)
Syndicated loan fee credit	(43)	(81)
Incentive fee credit	—	(225)
Credits to Fees From Adviser - other(B)	$(102)	$(880)

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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended March 31, 2021, we recorded a net realized gain on investments of $0.1 million, which resulted primarily from the gain recognized on our investment in Funko, LLC. No such amounts were recorded during the three months ended March 31, 2022.
Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended March 31, 2022, we recorded net unrealized depreciation of investments in the aggregate amount of $0.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2022 were as follows:

	Three Months Ended March 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
WB Xcel Holdings, LLC	$—	$2,826	$—	$2,826
ENET Holdings, LLC	—	2,250	—	2,250
Targus Cayman HoldCo, Ltd.	—	1,309	—	1,309
Defiance Integrated Technologies, Inc.	—	713	—	713
B+T Group Acquisition Inc.	—	652	—	652
Engineering Manufacturing Technologies, LLC	—	(362)	—	(362)
MCG Energy Solutions, LLC	—	(380)	—	(380)
Triple H Food Processors, LLC	—	(409)	—	(409)
PIC 360, LLC	—	(410)	—	(410)
R2i Holdings, LLC	—	(665)	—	(665)
Leeds Novamark Capital I, L.P.	—	(1,388)	—	(1,388)
Antenna Research Associates, Inc.	—	(1,624)	—	(1,624)
Encore Dredging Holdings, LLC	—	(2,715)	—	(2,715)
Other, net (<$500)	—	(255)	(167)	(422)
Total:	$—	$(458)	$(167)	$(625)

The primary driver of net unrealized depreciation of $0.6 million for the three months ended March 31, 2022 was the decline in the financial and operational performance of certain of our portfolio companies, partially offset by improvement in the financial and operational performance of WB Xcel Holdings, LLC and ENET Holdings, LLC.

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
Net Realized Gain (Loss) on Other

We incurred a loss on extinguishment of debt of $1.2 million during the three months ended March 31, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our $57.5 million aggregate principal amount of 6.125% Notes due 2023 (the “2023 Notes”) in January 2021. During the three months ended March 31, 2022, we recorded a net realized gain on other of $0.2 million associated with escrows received.
Net Unrealized (Appreciation) Depreciation of Other

During the three months ended March 31, 2021, we recorded $20 thousand of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended March 31, 2022.

Comparison of the Six Months Ended March 31, 2022 to the Six Months Ended March 31, 2021

	Six Months Ended March 31,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$25,828	$23,968	$1,860	7.8%
Success fee, dividend, and other income	7,599	1,799	5,800	322.4
Total investment income	33,427	25,767	7,660	29.7
EXPENSES
Base management fee	4,999	4,097	902	22.0
Loan servicing fee	2,982	2,744	238	8.7
Incentive fee	4,062	2,748	1,314	47.8
Administration fee	780	687	93	13.5
Interest expense on borrowings and notes payable	6,027	5,390	637	11.8
Amortization of deferred financing costs	563	756	(193)	(25.5)
Other expenses	1,170	940	230	24.5
Expenses, before credits from Adviser	20,583	17,362	3,221	18.6
Credit to base management fee – loan servicing fee	(2,982)	(2,744)	(238)	8.7
Credits to fees from Adviser – other	(2,029)	(1,530)	(499)	32.6
Total expenses, net of credits	15,572	13,088	2,484	19.0
NET INVESTMENT INCOME	17,855	12,679	5,176	40.8
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	13,880	(2,081)	15,961	(767.0)
Net realized gain (loss) on other	(467)	(1,160)	693	(59.7)
Net unrealized appreciation (depreciation) of investments	(10,862)	24,504	(35,366)	(144.3)
Net unrealized appreciation of other	—	(340)	340	(100.0)
Net gain (loss) from investments and other	2,551	20,923	(18,372)	(87.8)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$20,406	$33,602	$(13,196)	(39.3)%
Investment Income
Interest income increased by 7.8% for the six months ended March 31, 2022, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the six months ended March 31, 2022, was $504.3 million, compared to $448.7 million for the six months ended March 31, 2021, an increase of $55.6 million, or 12.4%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.3% for the six months ended March 31, 2022, compared to 10.7% for the six months ended March 31, 2021, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by competitive marketplace conditions.
As of March 31, 2022 and September 30, 2021, there were no loans on non-accrual status.
Other income increased by $5.8 million during the six months ended March 31, 2022, as compared to the prior year period, primarily due to increases in success fees received and dividend income, period over period.
As of March 31, 2022 and September 30, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.5 million, or 19.0%, for the six months ended March 31, 2022, as compared to the prior year period. This increase was primarily due to a $1.8 million increase in the net incentive fee and a $0.6 million increase in interest expense on borrowings and notes payable.

Total interest expense on borrowings and notes payable increased by $0.6 million, or 11.8%, during the six months ended March 31, 2022, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our debt financing. Interest expense on our notes payable increased by $1.1 million period over period with the issuance of the 2027 Notes in November 2021 and the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2024 Notes in November 2021. Interest expense on our Credit Facility decreased by $0.5 million, period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $37.7 million during the six months ended March 31, 2022, as compared to $87.4 million in the prior year period, a decrease of 56.9%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 6.6% during the six months ended March 31, 2022, compared to 4.0% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.3 million increase in unused commitment fees during the three months ended March 31, 2022 as compared to the prior year period.
The net base management fee earned by the Adviser decreased by $33 thousand for the six months ended March 31, 2022, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser period over period driven by an increase in new deal activity, partially offset by an increase in average total assets subject to the base management fee.
The income-based incentive fee increased by $1.3 million for the six months ended March 31, 2022, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period. During the six months ended March 31, 2021, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.4 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders. There was no incentive fee credit during the six months ended March 31, 2022.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2022	2021
Average total assets subject to base management fee(A)	$571,314	$468,229
Multiplied by prorated annual base management fee of 1.75%	0.8750%	0.8750%
Base management fee(B)	$4,999	$4,097
Portfolio company fee credit	(1,928)	(926)
Syndicated loan fee credit	(101)	(168)
Net Base Management Fee	$2,970	$3,003
Loan servicing fee(B)	2,982	2,744
Credit to base management fee - loan servicing fee(B)	(2,982)	(2,744)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	4,062	2,748
Incentive fee credit	—	(436)
Net Incentive Fee	$4,062	$2,312
Portfolio company fee credit	(1,928)	(926)
Syndicated loan fee credit	(101)	(168)
Incentive fee credit	—	(436)
Credits to Fees From Adviser - other(B)	$(2,029)	$(1,530)
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

Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the six months ended March 31, 2022, we recorded a net realized gain on investments of $13.9 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc.

For the six months ended March 31, 2021, we recorded a net realized loss on investments of $2.1 million, which resulted primarily from the realized loss of $2.4 million recognized on our investment in Edmentum Ultimate Holdings, LLC.
Net Unrealized Appreciation (Depreciation) of Investments
During the six months ended March 31, 2022, we recorded net unrealized depreciation of investments in the aggregate amount of $10.9 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2022 were as follows:

	Six Months Ended March 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
NetFortris Holdings LLC	$—	$4,127	$(284)	$3,843
ENET Holdings, LLC	—	3,300	—	3,300
WB Xcel Holdings, LLC	—	2,826	—	2,826
Targus Cayman HoldCo, Ltd.	—	1,430	—	1,430
Imperative Holdings Corporation	—	1,151	—	1,151
B+T Group Acquisition Inc.	—	784	—	784
AG Transportation Holdings, LLC	468	—	—	468
Engineering Manufacturing Technologies, LLC	—	(362)	—	(362)
Sea Link International IRB, Inc.	—	(388)	—	(388)
Triple H Food Processors, LLC	—	(581)	—	(581)
MCG Energy Solutions, LLC	—	(922)	—	(922)
R2i Holdings, LLC	—	(926)	—	(926)
Leeds Novamark Capital I, L.P.	—	(1,388)	—	(1,388)
Antenna Research Associates, Inc.	—	(1,459)	—	(1,459)
Lignetics, Inc.	13,408	—	(14,958)	(1,550)
Encore Dredging Holdings, LLC	—	(2,776)	—	(2,776)
Other, net (<$500)	4	(303)	(133)	(432)
Total:	$13,880	$4,513	$(15,375)	$3,018

The primary driver of net unrealized depreciation of $10.9 million for the six months ended March 31, 2022 was the reversal of unrealized depreciation associated with the exit of our investment in Lignetics, Inc. and the decline in the financial and operational performance of certain of our other portfolio companies, partially offset by the improvement in the financial and operational performance of NetFortris Holdings LLC (formerly NetFortris Corp.) and ENET Holdings, LLC.

During the six months ended March 31, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $24.5 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2021 were as follows:

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
Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $0.8 million during the six months ended March 31, 2022, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2024 Notes in November 2021. We incurred a loss on extinguishment of debt of $1.2 million during the six months ended March 31, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2023 Notes in January 2021.
Net Unrealized (Appreciation) Depreciation of Other

During the six months ended March 31, 2021, we recorded $0.3 million of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the six months ended March 31, 2022.

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
Net cash provided by operating activities for the six months ended March 31, 2022 was $37.7 million, as compared to net cash used in operating activities of $4.8 million for the six months ended March 31, 2021. The change was primarily due to an increase in principal repayments, partially offset by an increase in purchases of investments, period over period. Purchases of investments were $121.6 million during the six months ended March 31, 2022, compared to $101.1 million during the six months ended March 31, 2021. Repayments and net proceeds from sales were $147.5 million during the six months ended March 31, 2022 compared to $82.1 million during the six months ended March 31, 2021.
As of March 31, 2022, we had loans to, syndicated participations in or equity investments in 45 companies, with an aggregate cost basis of approximately $537.5 million. As of September 30, 2021, we had loans to, syndicated participations in or equity investments in 46 companies, with an aggregate cost basis of approximately $546.5 million.
The following table summarizes our total portfolio investment activity during the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31,
	2022	2021
Beginning investment portfolio, at fair value	$557,612	$450,400
New investments	106,918	101,000
Disbursements to existing portfolio companies	14,651	98
Scheduled principal repayments on investments	(3,662)	(1,563)
Unscheduled principal repayments on investments	(126,938)	(76,893)
Net proceeds from sale of investments	(17,057)	(3,598)
Net unrealized appreciation (depreciation) of investments	4,513	21,611
Reversal of prior period depreciation (appreciation) of investments on realization	(15,375)	2,893
Net realized gain (loss) on investments	13,880	(2,081)
Increase in investments due to PIK(A) or other	2,614	1,081
Net change in premiums, discounts and amortization	547	(181)
Investment Portfolio, at Fair Value	$537,703	$492,767
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2022:

		Amount
For the remaining six months ending September 30:	2022(A)	$23,440
For the fiscal years ending September 30:	2023	27,469
	2024	66,011
	2025	82,477
	2026	146,035
	Thereafter	143,424
	Total contractual repayments	$488,856
	Adjustments to cost basis of debt investments	(1,039)
	Investments in equity securities	49,648
	Investments held as of March 31, 2022 at cost:	$537,465
(A)Includes debt investments with contractual principal amounts totaling $16.8 million for which the maturity date has passed as of March 31, 2022.
Financing Activities
Net cash used in financing activities for the six months ended March 31, 2022 was $36.9 million, which consisted primarily $38.8 million used in the redemption of our 2024 Notes and $33.1 million in net repayments on our Credit Facility, partially offset by $50.0 million in gross proceeds from the issuance of our 2027 Notes.

Net cash provided by financing activities for the six months ended March 31, 2021 was $7.4 million, which consisted primarily of $150.0 million in gross proceeds from the issuance of long term debt, partially offset by $86.8 million in net repayments on our Credit Facility and $57.5 million used in the redemption of our 2023 Notes.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.065 per common share for each month for the six months ended March 31, 2022 and 2021. These distributions totaled an aggregate of $13.4 million and $12.7 million for the six months ended March 31, 2022 and 2021, respectively. In April 2022, our Board of Directors declared a monthly distribution of $0.0675 per common share for each of April, May, and June 2022. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2022. From inception through March 31, 2022, we have paid 230 monthly or quarterly consecutive distributions to common stockholders totaling approximately $409.7 million or $21.43 per share.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2022, we had the ability to issue up to $300.0 million in securities under the registration statement.
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
On March 31, 2022, the closing market price of our common stock was $11.79 per share, a 24.2% premium to our March 31, 2022 NAV per share of $9.49.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $334.4 million as of March 31, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of March 31, 2022, and as defined in our Credit Facility, we had a net worth of $522.0 million, asset coverage on our “senior securities representing indebtedness” of 246.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 29 obligors in our Credit Facility’s borrowing base as of March 31, 2022. As of March 31, 2022, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of March 31, 2022 and September 30, 2021, we had off-balance sheet success fee receivables on our accruing debt investments of $12.1 million and $11.7 million (or approximately $0.35 per common share and $0.34 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of March 31, 2022 and September 30, 2021 to be immaterial.
The following table shows our contractual obligations as of March 31, 2022, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$17,400	$—	$17,400
Notes Payable	—	—	150,000	50,000	200,000
Interest expense on debt obligations(C)	11,729	23,457	11,420	156	46,762
Total	$11,729	$23,457	$178,820	$50,156	$264,162
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $58.8 million, at cost, as of March 31, 2022.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2022.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2022 and September 30, 2021, representing approximately 97.5% and 95.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2022	As of September 30, 2021
Highest	10.0	10.0
Average	6.7	6.6
Weighted Average	7.4	7.0
Lowest	1.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2022 and September 30, 2021, representing approximately 1.9% and 3.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2022	As of September 30, 2021
Highest	4.0	5.0
Average	4.0	4.6
Weighted Average	4.0	4.5
Lowest	4.0	4.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2022 and September 30, 2021, representing approximately 0.6% and 0.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2022	As of September 30, 2021
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy, including public health emergencies, such as COVID-19; overall market changes; local, regional or global political, social or economic instability; interest rate fluctuations; and inflation.
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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR or prime rate. As of March 31, 2022, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	90.9%
Fixed rates	9.1%
Total:	100.0%
To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of March 31, 2022 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 200 basis points	$5,522	$348	$5,174
Up 100 basis points	1,442	174	1,268
Up 50 basis points	61	87	(26)
Up 25 basis points	30	44	(14)
Down 45 basis points	(43)	(18)	(25)

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
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2022 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	Fourth Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 12, 2022*
31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: May 3, 2022