Form 10-Q
period 2022-06-30
GLADSTONE CAPITAL CORP
filed 2022-07-27
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 26, 2022 was 34,304,371.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2022	September 30, 2021
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $506,987 and $447,566, respectively)	$511,995	$454,601
Affiliate investments (Cost of $49,274 and $70,682, respectively)	41,779	82,281
Control investments (Cost of $34,360 and $28,264, respectively)	32,688	20,730
Cash and cash equivalents	856	671
Restricted cash and cash equivalents	87	175
Interest receivable, net	3,429	2,361
Due from administrative agent	3,323	2,951
Deferred financing costs, net	705	1,033
Other assets, net	2,382	1,697
TOTAL ASSETS	$597,244	$566,500
LIABILITIES
Line of credit at fair value (Cost of $80,000 and $50,500, respectively)	$80,000	$50,500
Notes payable, net of unamortized deferred financing costs of $2,544 and $2,202, respectively	197,456	186,611
Accounts payable and accrued expenses	360	490
Interest payable	3,744	1,797
Fees due to Adviser(A)	1,295	2,255
Fee due to Administrator(A)	676	382
Other liabilities	792	6,026
TOTAL LIABILITIES	$284,323	$248,061
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 34,304,371 and 34,304,371 shares issued and outstanding, respectively	$34	$34
Capital in excess of par value	390,719	392,494
Cumulative net unrealized appreciation (depreciation) of investments	(4,159)	11,100
Under (over) distributed net investment income	(497)	149
Accumulated net realized losses	(73,176)	(85,338)
Total distributable loss	(77,832)	(74,089)
TOTAL NET ASSETS	$312,921	$318,439
NET ASSET VALUE PER COMMON SHARE	$9.12	$9.28
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$10,550	$10,435	$31,318	$30,624
Affiliate investments	806	1,311	2,612	3,285
Control investments	591	402	1,794	1,227
Cash and cash equivalents	1	—	1	—
Total interest income (excluding PIK interest income)	11,948	12,148	35,725	35,136
PIK interest income
Non-Control/Non-Affiliate investments	568	598	2,619	1,578
Affiliate investments	77	—	77	—
Total PIK interest income	645	598	2,696	1,578
Total interest income	12,593	12,746	38,421	36,714
Success fee income
Non-Control/Non-Affiliate Investments	—	202	3,231	202
Affiliate Investments	—	—	1,563	—
Total success fee income	—	202	4,794	202
Dividend income
Non-Control/Non-Affiliate investments	493	617	2,002	1,192
Control investments	656	38	1,245	290
Total dividend income	1,149	655	3,247	1,482
Prepayment fee income
Non-Control/Non-Affiliate investments	—	50	605	950
Affiliate Investments	—	—	44	—
Total prepayment fee income	—	50	649	950
Other income	42	13	100	85
Total investment income	13,784	13,666	47,211	39,433
EXPENSES
Base management fee(A)	2,501	2,216	7,500	6,313
Loan servicing fee(A)	1,614	1,374	4,596	4,118
Incentive fee(A)	1,579	1,471	5,641	4,219
Administration fee(A)	407	369	1,187	1,056
Interest expense on borrowings and notes payable	3,150	3,057	9,177	8,447
Amortization of deferred financing costs	286	300	849	1,056
Professional fees	139	302	610	680
Other general and administrative expenses	346	256	1,045	818
Expenses, before credits from Adviser	10,022	9,345	30,605	26,707
Credit to base management fee - loan servicing fee(A)	(1,614)	(1,374)	(4,596)	(4,118)
Credits to fees from Adviser - other(A)	(1,571)	(909)	(3,600)	(2,439)
Total expenses, net of credits	6,837	7,062	22,409	20,150
NET INVESTMENT INCOME	6,947	6,604	24,802	19,283
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	—	6,452	472	4,372
Affiliate investments	—	—	13,408	—
Control investments	(8,496)	—	(8,496)	(1)
Other	347	79	(120)	(1,081)
Total net realized gain (loss)	(8,149)	6,531	5,264	3,290
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(5,596)	1,815	(2,027)	23,665
Affiliate investments	(1,272)	1,744	(19,094)	2,373
Control investments	2,471	1,270	5,862	3,295
Other	—	(10)	—	(350)
Total net unrealized appreciation (depreciation)	(4,397)	4,819	(15,259)	28,983
Net realized and unrealized gain (loss)	(12,546)	11,350	(9,995)	32,273
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,599)	$17,954	$14,807	$51,556
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.20	$0.20	$0.72	$0.59
Net increase (decrease) in net assets resulting from operations	$(0.16)	$0.53	$0.43	$1.56
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	34,304,371	33,765,624	34,304,371	32,873,934
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2022	2021
NET ASSETS, SEPTEMBER 30	$318,439	$233,743
OPERATIONS
Net investment income	9,160	6,280
Net realized gain (loss) on investments	13,880	(2,144)
Net realized gain (loss) on other	(700)	(8)
Net unrealized appreciation (depreciation) of investments	(10,237)	8,495
Net unrealized depreciation (appreciation) of other	—	(320)
Net increase (decrease) in net assets resulting from operations	12,103	12,303
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 per share and $0.19 per share, respectively)(A)	(6,689)	(6,100)
Distributions to common stockholders from return of capital ($0.00 per share and $0.01 per share, respectively)(A)	—	(180)
Net decrease in net assets from distributions	(6,689)	(6,280)
CAPITAL TRANSACTIONS
Issuance of common stock	—	7,491
Discounts, commissions and offering costs for issuance of common stock	—	(140)
Net increase (decrease) in net assets resulting from capital transactions	—	7,351
NET INCREASE (DECREASE) IN NET ASSETS	5,414	13,374
NET ASSETS, DECEMBER 31	$323,853	$247,117
OPERATIONS
Net investment income	8,695	6,399
Net realized gain (loss) on investments	—	63
Net realized gain (loss) on other	233	(1,152)
Net unrealized appreciation (depreciation) of investments	(625)	16,009
Net unrealized depreciation (appreciation) of other	—	(20)
Net increase (decrease) in net assets resulting from operations	8,303	21,299
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.20 per share and $0.18 per share, respectively)(A)	(6,689)	(5,714)
Distributions to common stockholders from return of capital ($0.00 per share and $0.02 per share, respectively)(A)	—	(685)
Net decrease in net assets from distributions	(6,689)	(6,399)
CAPITAL TRANSACTIONS
Issuance of common stock	—	9,037
Discounts, commissions and offering costs for issuance of common stock	—	(166)
Net increase (decrease) in net assets resulting from capital transactions	—	8,871
NET INCREASE (DECREASE) IN NET ASSETS	1,614	23,771
NET ASSETS, MARCH 31	$325,467	$270,888
OPERATIONS
Net investment income	6,947	6,604
Net realized gain (loss) on investments	(8,496)	6,452
Net realized gain (loss) on other	347	79
Net unrealized appreciation (depreciation) of investments	(4,397)	4,829
Net unrealized depreciation (appreciation) of other	—	(10)
Net increase (decrease) in net assets resulting from operations	(5,599)	17,954
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.15 per share and $0.20 per share, respectively)(A)	(5,173)	(6,579)
Distributions to common stockholders from return of capital ($0.05 per share and $0.00 per share, respectively)(A)	(1,774)	(25)
Net decrease in net assets from distributions	(6,947)	(6,604)
CAPITAL TRANSACTIONS
Issuance of common stock	—	10,322
Discounts, commissions and offering costs for issuance of common stock	—	(175)
Net increase (decrease) in net assets resulting from capital transactions	—	10,147
NET INCREASE (DECREASE) IN NET ASSETS	(12,546)	21,497
NET ASSETS, JUNE 30	$312,921	$292,385
(A)Refer to Note 8 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$14,807	$51,556
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(188,851)	(154,290)
Principal repayments on investments	138,231	123,833
Net proceeds from sale of investments	15,929	12,821
Increase in investments due to PIK interest or other	(3,218)	(5,152)
Net change in premiums, discounts and amortization	(605)	692
Net realized loss (gain) on investments	(5,384)	(4,371)
Net realized loss (gain) on other	120	1,081
Net unrealized depreciation (appreciation) of investments	15,259	(29,333)
Net unrealized appreciation (depreciation) of other	—	350
Changes in assets and liabilities:
Amortization of deferred financing costs	849	1,056
Decrease (increase) in interest receivable, net	(1,068)	912
Decrease (increase) in funds due from administrative agent	(372)	(25)
Decrease (increase) in other assets, net	(685)	(676)
Increase (decrease) in accounts payable and accrued expenses	(130)	33
Increase (decrease) in interest payable	1,947	2,860
Increase (decrease) in fees due to Adviser(A)	(960)	19
Increase (decrease) in fee due to Administrator(A)	294	280
Increase (decrease) in other liabilities	(4,766)	5,721
Net cash provided by (used in) operating activities	(18,603)	7,367
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	235,500	199,400
Repayments on line of credit	(206,000)	(304,400)
Proceeds from issuance of notes payable	50,000	150,000
Redemption of long term debt	(38,813)	(57,500)
Financing costs	(1,662)	(3,036)
Proceeds from issuance of common stock	—	26,850
Discounts, commissions and offering costs for issuance of common stock	—	(402)
Distributions paid to common stockholders	(20,325)	(19,283)
Net cash provided by (used in) financing activities	18,700	(8,371)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	97	(1,004)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	846	2,469
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$943	$1,465
CASH PAID FOR INTEREST	$7,230	$5,587
NON-CASH ACTIVITIES(B)	$7,489	$3,495
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Non-cash activities relate to estimated tax liabilities and escrows associated with portfolio company exits and the following transaction:
In June 2022, our investment in LWO Acquisitions Company LLC was restructured, resulting in non-cash activity of $6.8 million and new investments in Lonestar EMS, LLC, which are listed on the accompanying Consolidated Schedule of Investments as of June 30, 2022.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 163.6%
Secured First Lien Debt – 121.6%
Aerospace and Defense – 20.4%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,792	$11,792	$11,792
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.8% Cash, Due 2/2026)(C)	19,206	19,206	19,014
SpaceCo Holdings, LLC – Line of Credit, $800 available (L + 7.0%, 9.3% Cash, Due 12/2025)(C)(U)	1,200	1,200	1,194
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 9.3% Cash, Due 12/2025)(C)(U)	31,925	31,505	31,765
		63,703	63,765
Beverage, Food, and Tobacco – 13.5%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 9.2% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Debt, $0 available (L + 7.4%, 9.2% Cash, Due 12/2024)(C)	1,970	1,970	1,960
Café Zupas – Term Debt (L + 7.4%, 9.2% Cash, Due 12/2024)(C)	23,640	23,640	23,522
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 9.0% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Debt, $7,500 available (L + 7.3%, 9.0% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Term Debt (L + 7.3%, 9.0% Cash, Due 6/2026)(C)	17,000	17,000	16,830
		42,610	42,312
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.8% Cash, Due 9/2022)(C)	700	700	686
GFRC 360, LLC – Term Debt (L + 8.0%, 9.8% Cash, Due 9/2022)(C)	1,000	1,000	980
		1,700	1,666
Diversified/Conglomerate Manufacturing – 15.0%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 10.0% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 10.0% Cash, Due 10/2026)(C)	22,500	22,500	22,219
Salvo Technologies, Inc.– Term Debt (SOFR + 9.5%, 11.2% Cash, Due 4/2027)(C)(AA)	11,887	11,887	11,887
Unirac, Inc. – Line of Credit, $0 available (L + 7.0%, 9.3% Cash, Due 6/2026)(C)(U)	1,254	1,254	1,251
Unirac, Inc. – Delayed Draw Term Debt, $1,254 available (L + 7.0%, 9.3% Cash, Due 6/2026)(C)(U)	—	—	—
Unirac, Inc. – Term Debt (L + 7.0%, 9.3% Cash, Due 6/2026)(C)(U)	11,675	11,443	11,645
		47,084	47,002
Diversified/Conglomerate Service – 31.9%
Axios Industrial Group, LLC – Term Debt (SOFR + 9.5%, 11.3% Cash, Due 10/2027)(C)(AA)	9,000	9,000	9,000
Axios Industrial Group, LLC – Delayed Draw Term Debt, $5,000 available (SOFR + 9.5%, 11.3% Cash, Due 10/2027)(C)(AA)	3,000	3,000	3,000
DKI Ventures, LLC – Term Debt (L + 8.3%, 10.0% Cash, 4.0% PIK, Due 12/2023)(C)	5,855	5,855	4,677
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.5% Cash, Due 4/2025)(C)	28,917	28,917	26,748
Fix-It Group, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.8% Cash, Due 12/2026)(C)	—	—	—
Fix-It Group, LLC – Term Debt (L + 7.0%, 8.8% Cash, Due 12/2026)(C)	10,000	10,000	9,900
Fix-It Group, LLC – Delayed Draw Term Debt, $10,000 available (L + 7.0%, 8.8% Cash, Due 12/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 9.3% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 9.3% Cash, 3.5% PIK, Due 3/2026)(C)	20,635	20,635	19,732
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2023)(C)(F)	829	829	721
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2023)(C)(F)	18,250	18,250	15,878
WorkforceQA, LLC – Line of Credit, $2,000 available (L + 6.5%, 8.3% Cash, Due 12/2026)(C)	—	—	—
WorkforceQA, LLC – Term Debt (L + 8.8%, 10.6% Cash, Due 12/2026)(C)(H)	10,000	10,000	9,950
		106,486	99,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified Natural Resources, Precious Metals, and Minerals – 7.1%
Viva Railings, LLC – Line of Credit, $3,500 available (L + 7.0%, 8.8% Cash, Due 5/2027)(C)	500	500	500
Viva Railings, LLC – Term Debt (L + 7.0%, 8.8% Cash, Due 5/2027)(C)	21,800	21,800	21,800
		22,300	22,300
Healthcare, Education, and Childcare – 29.1%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.8% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.8% Cash, Due 5/2025)(C)	20,020	20,020	19,845
HH-Inspire Acquisition, Inc. – Line of Credit, $1,500 available (L + 6.8%, 8.5% Cash, Due 12/2026)(C)	1,500	1,500	1,485
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 8.5% Cash, Due 12/2026)(C)	16,000	16,000	15,840
HH-Inspire Acquisition, Inc. – Delayed Draw Term Debt, $0 available (L + 6.8%, 8.5% Cash, Due 12/2026)(C)	10,000	10,000	9,900
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 9.0% Cash, Due 3/2027)(C)(Y)	28,000	27,959	27,720
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 9.0% Cash, Due 3/2027)(C)(Y)	5,000	4,993	4,950
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 9.0% Cash, Due 6/2026)(C)	500	500	498
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 9.0% Cash, Due 6/2026)(C)	11,000	11,000	10,945
		91,972	91,183
Machinery – 1.8%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.8% Cash, Due 11/2022)(C)	125	125	120
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 11.3% Cash, 3.0% PIK, Due 11/2022)(C)	5,806	5,806	5,460
		5,931	5,580
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 8.8% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 2.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2024)(C)	1,200	1,200	1,158
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2024)(C)	6,000	6,000	5,790
		7,200	6,948
Total Secured First Lien Debt		$389,093	$380,362
Secured Second Lien Debt – 24.3%
Automobile – 3.3%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$11,060	$11,060	$10,230
Beverage, Food, and Tobacco – 1.0%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 9.5% Cash, Due 10/2026)(D)	3,682	3,699	3,020
Diversified/Conglomerate Manufacturing – 11.0%
Springfield, Inc. – Term Debt (L + 9.0%, 10.8% Cash, Due 12/2026)(C)	30,000	30,000	29,850
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 10.8% Cash, Due 5/2027)(D)	5,000	4,822	4,518
		34,822	34,368
Diversified/Conglomerate Service – 1.5%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 11.0% Cash, Due 4/2026)(D)(U)	3,000	2,965	2,700
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	2,100	2,068	2,090
		5,033	4,790
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 10.0% Cash, Due 11/2026)(D)	798	798	762
Oil and Gas – 7.3%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2024)(C)	24,658	24,604	22,931
Total Secured Second Lien Debt		$80,016	$76,101
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$59
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Preferred Equity – 6.1%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	—
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	115
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	1,103
Diversified/Conglomerate Service – 2.7%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,330
		7,500	8,330
Diversified/Conglomerate Manufacturing – 0.8%
Salvo Technologies, Inc. – Preferred Units(E)(G)	2,500	2,500	2,500
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	750,000	750	834
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,955
		6,982	1,955
Telecommunications – 1.4%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	3,897
NetFortris Holdings LLC – Preferred Stock(E)(G)(Z)	7,890,860	789	500
		2,813	4,397
Total Preferred Equity		$21,743	$19,234
Common Equity – 11.6%
Aerospace and Defense – 4.4%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$12,120
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,497
		5,283	13,617
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	—
Beverage, Food, and Tobacco – 0.3%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	820
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Diversified/Conglomerate Manufacturing – 0.7%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	2,335
Diversified/Conglomerate Service – 0.2%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	559
Healthcare, Education, and Childcare – 2.2%
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,259
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,223	5,474
		1,990	6,733
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	138
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	40
		499	40
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	5,817	30	88
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	146
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Textiles and Leather – 3.8%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	11,763
Total Common Equity		$15,937	$36,239
Total Non-Control/Non-Affiliate Investments		$506,987	$511,995

AFFILIATE INVESTMENTS(N) – 13.4%
Secured First Lien Debt – 12.2%
Diversified/Conglomerate Manufacturing – 1.9%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 7.5% Cash, Due 8/2024)(C)	$6,140	$6,140	$5,979
Diversified/Conglomerate Service – 10.3%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.3%, 10.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 8.8% Cash, 1.5% PIK, Due 12/2025)(C)	23,521	23,521	22,991
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 8.8% Cash, 2.5% PIK, Due 12/2025)(C)	4,503	4,503	4,402
Encore Dredging Holdings, LLC – Delayed Draw Term Debt, $0 available (L + 7.0%, 8.8% Cash, 1.5% PIK, Due 12/2025)(C)	5,004	5,004	4,892
		33,028	32,285
Total Secured First Lien Debt		$39,168	$38,264
Preferred Equity – 1.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 0.7%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	$2,086
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	783
Total Preferred Equity		$9,806	$2,869
Common Equity – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	646
Total Common Equity		$300	$646
Total Affiliate Investments		$49,274	$41,779

CONTROL INVESTMENTS(O) – 10.4%
Secured First Lien Debt – 4.6%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (8.0% Cash, Due 6/2027)(E)(F)	$3,250	$3,250	$2,712
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.4%
WB Xcel Holdings, LLC – Line of Credit, $682 available (L + 10.5%, 12.3% Cash, Due 11/2026)(E)	818	818	818
WB Xcel Holdings, LLC – Term Debt (L + 10.5%, 12.3% Cash, Due 11/2026)(E)	9,950	9,950	9,950
		10,768	10,768
Printing and Publishing – 0.3%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,000 available (8.0% Cash, Due 10/2024)(E)(F)	1,000	1,000	1,000
Total Secured First Lien Debt		$15,018	$14,480
Secured Second Lien Debt – 2.5%
Automobile– 2.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.3% Cash, Due 5/2026)(E)	$7,745	$7,745	$7,745
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
Circuitronics EMS Holdings LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Preferred Equity – 1.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	3,212
Total Preferred Equity		$2,750	$3,212
Common Equity – 2.3%
Automobile– 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,231	$580	$1,846
Diversified/Conglomerate Manufacturing – 0.0%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
Circuitronics EMS Holdings LLC – Common Units(E)(G)	921,000	921	—
		7,671	—
Machinery – 1.0%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,340
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,065
Total Common Equity		$8,752	$7,251
Total Control Investments		$34,360	$32,688
TOTAL INVESTMENTS – 187.4%		$590,621	$586,462
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $510.3 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2022, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.9% of total investments, at fair value, as of June 30, 2022.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 1.79% as of June 30, 2022. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near June 30, 2022, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The Company has entered into an agreement that entitles it to the "last out" tranche of the first lien secured loan, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 6.50% (Floor 1.0%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2022.
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
(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 2.29% as of June 30, 2022.
(V)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 4.75% as of June 30, 2022.
(W)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)Reserved.
(Y)Investment formerly known as EL Academies, Inc.
(Z)Investment formerly known as NetFortris Corp.
(AA)The cash interest rate on this investment was indexed to the 30-day Secured Overnight Financing Rate (“SOFR”), which was 1.69% as of June 30, 2022.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)		Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 142.8%
Secured First Lien Debt – 95.5%
Aerospace and Defense – 20.3%
Antenna Research Associates, Inc. – Term Debt (L + 10.0%, 12.0% Cash, 4.0% PIK, Due 11/2023)(E)	$11,763		$11,763	$11,763
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 2/2026)(C)	19,500		19,500	19,549
SpaceCo Holdings, LLC – Line of Credit, $1,300 available (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	700		700	700
SpaceCo Holdings, LLC – Term Debt (L + 6.8%, 7.8% Cash, Due 12/2025)(C)	32,544		32,044	32,544
			64,007	64,556
Beverage, Food, and Tobacco – 13.5%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	—		—	—
Café Zupas – Delayed Draw Term Debt, $3,030 available (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	1,970		1,970	1,987
Café Zupas – Term Debt (L + 7.4%, 8.9% Cash, Due 12/2024)(C)	24,000		24,000	24,210
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—		—	—
Eegee’s LLC – Delayed Draw Term Debt, $7,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	—		—	—
Eegee’s LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	17,000		17,000	16,936
			42,970	43,133
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	700		700	699
GFRC 360, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 9/2022)(C)	1,000		1,000	999
			1,700	1,698
Diversified/Conglomerate Manufacturing – 3.8%
Unirac, Inc. – Line of Credit, $1,003 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	251		251	250
Unirac, Inc. – Delayed Draw Term Debt, $1,254 available (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	—		—	—
Unirac, Inc. – Term Debt (L + 7.0%, 8.0% Cash, Due 6/2026)(C)(U)	11,921		11,652	11,891
			11,903	12,141
Diversified/Conglomerate Service – 21.3%
DKI Ventures, LLC – Line of Credit, $2,500 available (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2021)(C)	—		—	—
DKI Ventures, LLC – Term Debt (L + 8.3%, 9.3% Cash, 2.0% PIK, Due 12/2023)(C)	5,739		5,724	5,008
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 12/2022)(C)	1,000		1,000	785
ENET Holdings, LLC – Term Debt (L + 8.8%, 10.2% Cash, Due 4/2025)(C)	29,000		29,000	22,765
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 8.5% Cash, Due 3/2026)(C)	—		—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	20,129		20,129	19,927
MCG Energy Solutions, LLC – Delayed Draw Term Debt, $3,000 available (L + 7.5%, 8.5% Cash, 1.5% PIK, Due 3/2026)(C)	—	`	—	—
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% Cash, Due 12/2021)(C)(F)	829		829	803
R2i Holdings, LLC – Term Debt (8.0% Cash, Due 12/2021)(C)(F)	19,000		19,000	18,406
			75,682	67,694
Healthcare, Education, and Childcare – 24.9%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	—		—	—
ALS Education, LLC – Term Debt (L + 7.0%, 8.5% Cash, Due 5/2025)(C)	20,680		20,680	20,809
Effective School Solutions LLC – Line of Credit, $2,000 available (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	—		—	—
Effective School Solutions LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	19,000		19,000	19,095
Effective School Solutions LLC – Delayed Draw Term Debt, $3,200 available (L + 7.3%, 8.3% Cash, Due 12/2025)(C)	—		—	—
EL Academies, Inc. – Delayed Draw Term Debt, $0 available (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	16,000		16,000	16,000
EL Academies, Inc. – Term Debt (L + 8.0%, 9.0% Cash, Due 8/2022)(C)	12,000		12,000	12,000
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	500		500	499
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 8.3% Cash, Due 6/2026)(C)	11,000		11,000	10,986
			79,180	79,389
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Machinery – 1.8%
Arc Drilling Holdings LLC – Line of Credit, $875 available (L + 8.0%, 9.3% Cash, Due 11/2022)(C)	125	125	122
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 10.8% Cash, 3.0% PIK, Due 11/2022)(C)	5,824	5,824	5,577
		5,949	5,699
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 7.3% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 9.4%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	1,200	1,200	1,158
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 13.0% Cash, Due 12/2021)(C)	6,000	6,000	5,790
NetFortris Corp. – Term Debt (L + 11.0%, 4.0% Cash, 7.5% PIK, Due 5/2021)(C)(Q)	27,350	26,946	22,837
		34,146	29,785
Total Secured First Lien Debt		$315,644	$304,095
Secured Second Lien Debt – 30.6%
Automobile – 3.3%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 3/2023)(C)(F)	$10,893	$10,893	$10,376
Beverage, Food, and Tobacco – 1.1%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 7.8% Cash, Due 10/2026)(D)	3,682	3,702	3,646
Chemicals, Plastics, and Rubber – 3.2%
Phoenix Aromas & Essential Oils, LLC – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2024)(C)	10,012	9,986	10,062
Diversified/Conglomerate Manufacturing – 1.5%
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 9.1% Cash, Due 5/2027)(D)	5,000	4,801	4,701
Diversified/Conglomerate Service – 8.7%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 4/2026)(D)(U)	3,000	2,960	2,700
Gray Matter Systems, LLC – Term Debt (12.0% Cash, Due 12/2026)(C)(F)	8,100	8,064	8,130
Keystone Acquisition Corp. – Term Debt (L + 9.3%, 10.3% Cash, Due 5/2025)(D)(U)	4,000	3,954	3,790
Prophet Brand Strategy – Delayed Draw Term Debt, $5,000 available (L + 8.5%, 10.5% Cash, Due 2/2025)(Y)(Z)	—	—	—
Prophet Brand Strategy – Term Debt (L + 8.5%, 10.5% Cash, Due 2/2025)(Y)(Z)	13,000	13,000	13,130
		27,978	27,750
Healthcare, Education, and Childcare – 1.8%
Medical Solutions Holdings, Inc. – Term Debt (L + 8.4%, 9.4% Cash, Due 6/2025)(C)	3,000	2,974	2,940
Medical Solutions Holdings, Inc. – Term Debt (L + 8.8%, 9.8% Cash, Due 6/2025)(C)	3,000	2,957	2,940
		5,931	5,880
Home and Office Furnishings, Housewares and Durable Consumer Products – 3.2%
Belnick, Inc. – Term Debt (11.0% Cash, Due 8/2023)(C)(F)	10,000	10,000	10,025
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 8.3% Cash, Due 11/2026)(D)	798	798	790
Oil and Gas – 7.6%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 12.3% Cash, 1.8% PIK, Due 9/2022)(C)	26,569	26,569	24,178
Total Secured Second Lien Debt		$100,658	$97,408
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$10
Preferred Equity – 5.7%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	127
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	102
Buildings and Real Estate – 0.3%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	864
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Service – 2.8%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,861
		7,500	8,861
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	13,740	632	1,551
		6,982	1,551
Telecommunications – 2.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	5,691
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	914
		2,813	6,605
Total Preferred Equity		$18,493	$18,110
Common Equity – 11.0%
Aerospace and Defense – 4.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,444
Ohio Armor Holdings, LLC – Common Equity(E)(G)	1,000	1,000	1,749
		5,283	15,193
Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	300
Beverage, Food, and Tobacco – 0.5%
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,504
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Healthcare, Education, and Childcare – 2.3%
GSM MidCo LLC – Common Stock(E)(G)	767	767	924
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,358	6,487
		2,125	7,411
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	132
		499	132
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	6,290	30	78
Telecommunications – 0.1%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	330
NetFortris Corp. – Common Stock Warrant(E)(G)	1	1	—
		1	330
Textiles and Leather – 3.2%
Targus Cayman HoldCo, Ltd. – Common Stock(E)(G)	3,076,414	2,062	10,030
Total Common Equity		$12,573	$34,978
Total Non-Control/Non-Affiliate Investments		$447,566	$454,601
AFFILIATE INVESTMENTS(N) – 25.8%
Secured First Lien Debt – 9.1%
Diversified/Conglomerate Manufacturing – 1.7%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 10.5%, 12.5% Cash, Due 2/2022)(C)	$5,540	$5,540	$5,540
Diversified/Conglomerate Service – 7.4%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	23,500	23,500	23,618
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Encore Dredging Holdings, LLC – Delayed Draw Term Debt, $5,000 available (L + 8.0%, 9.0% Cash, Due 12/2025)(C)	—	—	—
		23,500	23,618
Total Secured First Lien Debt		$29,040	$29,158
Secured Second Lien Debt – 9.6%
Diversified Natural Resources, Precious Metals and Minerals – 9.6%
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	$6,000	$6,000	$6,540
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	8,000	8,000	8,633
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	3,300	3,300	3,491
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	3,000	3,000	3,199
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	2,500	2,500	2,500
Lignetics, Inc. – Term Debt (L + 9.8%, 11.8% Cash, Due 6/2026)(Y)(Z)	6,200	6,200	6,200
		29,000	30,563
Total Secured Second Lien Debt		$29,000	$30,563
Preferred Equity – 3.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.4%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,200,000	3,200	4,525
Diversified Natural Resources, Precious Metals and Minerals – 1.8%
Lignetics, Inc. – Preferred Stock(G)(Y)(Z)	78,097	1,321	5,602
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	739
Total Preferred Equity		$10,487	$10,866
Common Equity – 3.7%
Diversified Natural Resources, Precious Metals and Minerals – 3.5%
Lignetics, Inc. – Common Stock(G)(Y)(Z)	152,603	$1,855	$10,969
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	725
Total Common Equity		$2,155	$11,694
Total Affiliate Investments		$70,682	$82,281
CONTROL INVESTMENTS(O) – 6.5%
Secured First Lien Debt – 1.3%
Diversified/Conglomerate Manufacturing – 0.9%
LWO Acquisitions Company LLC – Term Debt (L + 7.5%, 10.0% Cash, Due 6/2021)(E)(Q)	$6,000	$6,000	$2,841
LWO Acquisitions Company LLC – Term Debt (Due 6/2021)(E)(P)(Q)	10,632	10,632	—
		16,632	2,841
Printing and Publishing – 0.4%
TNCP Intermediate HoldCo, LLC – Line of Credit, $700 available (8.0% Cash, Due 10/2024)(E)(F)	1,300	1,300	1,300
Total Secured First Lien Debt		$17,932	$4,141
Secured Second Lien Debt – 2.5%
Automobile– 2.5%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 11.0% Cash, Due 5/2026)(E)	$7,985	$7,985	$7,985
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 0.1%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Preferred Stock(E)(G)	6,043	$250	$270
Common Equity – 2.6%
Automobile– 0.8%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,231	$580	$2,623
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Common Units(E)(G)	921,000	921	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2021 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Machinery – 1.3%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,983
Printing and Publishing – 0.5%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	1,728
Total Common Equity		$2,002	$8,334
Total Control Investments		$28,264	$20,730
TOTAL INVESTMENTS – 175.1%		$546,512	$557,612

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
JUNE 30, 2022
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the nine month period ended June 30, 2022 or the nine month period ended June 30, 2021.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2022 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2022 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 15, 2021.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2022 and September 30, 2021, there were no loans on non-accrual status.
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
As of June 30, 2022 and September 30, 2021, we held four and six OID loans, respectively, primarily from the syndicated loans in our portfolio. We recorded OID income of $46 thousand and $0.2 million during the three and nine months ended June 30, 2022, respectively, and $0.2 million and $0.3 million during the three and nine months ended June 30, 2021, respectively. The unamortized balance of OID investments as of June 30, 2022 and September 30, 2021 totaled $0.8 million and $1.1 million, respectively. As of each of June 30, 2022 and September 30, 2021, we had seven investments which had a PIK interest component. We recorded PIK interest income of $0.6 million and $2.7 million during the three and nine months ended June 30, 2022, respectively, and $0.6 million and $1.6 million during the three and nine months ended June 30, 2021, respectively. We collected $0 and $2.4 million in PIK interest in cash during the three and nine months ended June 30, 2022, respectively, and $0 and $3.4 million during the three and nine months ended June 30, 2021, respectively.

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
As of each of June 30, 2022 and September 30, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2022 and 2021, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of June 30, 2022 and September 30, 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2022:
Secured first lien debt	$433,106		$—	$—		$433,106
Secured second lien debt	83,846		—	—		83,846
Unsecured debt	59		—	—		59
Preferred equity	25,315		—	—		25,315
Common equity/equivalents	38,662	(A)	—	88	(B)	38,574
Total Investments at June 30, 2022	$580,988		$—	$88		$580,900

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Secured first lien debt	$337,394		$—	$—		$337,394
Secured second lien debt	135,956		—	—		135,956
Unsecured debt	10		—	—		10
Preferred equity	29,246		—	—		29,246
Common equity/equivalents	48,519	(A)	—	78	(B)	48,441
Total Investments as of September 30, 2021	$551,125		$—	$78		$551,047
(A)Excludes our investment in Leeds with a fair value of $5.5 million and $6.5 million as of June 30, 2022 and September 30, 2021, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2022 and September 30, 2021, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2022		September 30, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$380,362		$304,095
Secured second lien debt	76,101		97,408
Unsecured debt	59		10
Preferred equity	19,234		18,110
Common equity/equivalents	30,677	(A)	28,413	(B)
Total Non-Control/Non-Affiliate Investments	$506,433		$448,036
Affiliate Investments
Secured first lien debt	$38,264		$29,158
Secured second lien debt	—		30,563
Preferred equity	2,869		10,866
Common equity/equivalents	646		11,694
Total Affiliate Investments	$41,779		$82,281
Control Investments
Secured first lien debt	$14,480		$4,141
Secured second lien debt	7,745		7,985
Preferred equity	3,212		270
Common equity/equivalents	7,251		8,334
Total Control Investments	$32,688		$20,730
Total Investments at Fair Value Using Level 3 Inputs	$580,900		$551,047
(A)Excludes our investments in Leeds and Funko with fair values of $5.5 million and $0.1 million, respectively, as of June 30, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $6.5 million and $0.1 million, respectively, as of September 30, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2022 and September 30, 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2022	September 30, 2021	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2022	September 30, 2021

Secured first lien debt	$406,834	$321,490	Yield Analysis	Discount Rate	8.8% - 31.9% / 11.4%	7.5% - 31.2% / 12.4%
	26,272	15,904	TEV	EBITDA multiple	5.1x – 7.1x / 6.2x	5.4x – 5.9x / 5.9x
				EBITDA	$686 - $10,003 / $5,930	$620 - $10,209 / $9,255
				Revenue multiple	0.3x – 0.3x / 0.3x	0.3x – 0.3x / 0.3x
				Revenue	$10,018 - $10,018 / $10,018	$9,968 - $9,968 / $9,968

Secured second lien debt	65,101	106,464	Yield Analysis	Discount Rate	10.9% - 24.9% / 15.3%	10.1% - 23.7% / 14.7%
	11,000	21,507	Market Quote	IBP	82.0% - 95.5% / 88.1%	90.0% - 99.0% / 95.7%
	7,745	7,985	TEV	EBITDA multiple	5.6x – 5.6x / 5.6x	6.0x – 6.0x / 6.0x
				EBITDA	$3,416 - $3,416 / $3,416	$3,125 - $3,125 / $3,125

Unsecured debt	59	10	TEV	Revenue multiple	0.3x – 1.3x / 1.0x	0.3x – 1.4x / 1.0x
				Revenue	$653 - $10,018 / $3,689	$752 - $9,968 / $3,740

Preferred and common equity / equivalents(A)	63,889	77,687	TEV	EBITDA multiple	4.3x – 9.6x / 6.5x	3.7x – 9.5x / 7.2x
				EBITDA	$686 -$52,500 / $10,451	$620 -$62,547 / $14,788
				Revenue multiple	0.3x – 4.4x / 1.6x	0.3x– 4.0x / 2.0x
				Revenue	$653 -$193,694 / $25,194	$752 -$144,889 / $29,437
Total Level 3 Investments, at Fair Value	$580,900	$551,047
(A)Fair value as of June 30, 2022 excludes our investments in Leeds and Funko with fair values of $5.5 million and $0.1 million, respectively. Fair value as of September 30, 2021 excludes our investments in Leeds and Funko with fair values of $6.5 million and $0.1 million, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both June 30, 2022 and September 30, 2021.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2022 and 2021 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2022	$377,902	$85,498	$64	$27,935	$41,264	$532,663
Total gains (losses):
Net realized gain (loss)(A)	(8,471)	—	(25)	—	—	(8,496)
Net unrealized appreciation (depreciation)(B)	(3,182)	(1,006)	(5)	(5,482)	(9,440)	(19,115)
Reversal of prior period net depreciation (appreciation) on realization(B)	14,199	—	25	(28)	—	14,196
New investments, repayments and settlements: (C)
Issuances/originations	64,578	167	—	3,140	—	67,885
Settlements/repayments	(6,509)	(813)	—	(250)	—	(7,572)
Net proceeds from sales	1,339	—	—	—	—	1,339
Transfers	(6,750)	—	—	—	6,750	—
Fair Value as of June 30, 2022	$433,106	$83,846	$59	$25,315	$38,574	$580,900
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	(8,471)	—	(25)	—	13,876	5,380
Net unrealized appreciation (depreciation)(B)	1,230	(627)	24	(4,691)	(9,148)	(13,212)
Reversal of prior period net depreciation (appreciation) on realization(B)	13,819	(1,601)	25	(4,309)	(9,113)	(1,179)
New investments, repayments and settlements: (C)
Issuances/originations	151,401	30,503	25	6,640	3,500	192,069
Settlements/repayments	(56,856)	(80,385)	—	(250)	—	(137,491)
Net proceeds from sales	1,339	—	—	(1,321)	(15,732)	(15,714)
Transfers	(6,750)	—	—	—	6,750	—
Fair Value as of June 30, 2022	$433,106	$83,846	$59	$25,315	$38,574	$580,900

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2021	$273,462	$160,257	$13	$15,851	$38,459	$488,042
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	6,434	6,434
Net unrealized appreciation (depreciation)(B)	(593)	1,198	(1)	6,557	6,363	13,524
Reversal of prior period net depreciation (appreciation) on realization(B)	50	(553)	—	—	(8,685)	(9,188)
New investments, repayments and settlements: (C)
Issuances/originations	53,385	2,678	—	1,200	—	57,263
Settlements/repayments	(9,027)	(36,720)	—	—	—	(45,747)
Net proceeds from sales	—	—	—	—	(9,028)	(9,028)
Fair Value as of June 30, 2021	$317,277	$126,860	$12	$23,608	$33,543	$501,300
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	4,041	4,041
Net unrealized appreciation (depreciation)(B)	1,495	4,397	(5)	6,310	22,646	34,843
Reversal of prior period net depreciation (appreciation) on realization(B)	70	(763)	133	—	(5,735)	(6,295)
New investments, repayments and settlements: (C)
Issuances/originations	144,799	3,232	113	10,298	1,000	159,442
Settlements/repayments	(22,555)	(96,992)	(4,528)	—	—	(124,075)
Net proceeds from sales	—	—	—	—	(12,290)	(12,290)
Transfers	(20,000)	20,000	—	—	—	—
Fair Value as of June 30, 2021	$317,277	$126,860	$12	$23,608	$33,543	$501,300
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
Investment Activity
Proprietary Investments
As of June 30, 2022 and September 30, 2021, we held 43 and 38 proprietary investments with an aggregate fair value of $563.7 million and $525.9 million, or 96.1% and 94.3% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2022:

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

•In March 2022, our investment in NetFortris Corp. was sold, which resulted in the recognition of success fee income of $3.2 million. In connection with the sale, we received net cash proceeds of $29.0 million, including the repayment of our debt investment of $28.8 million at par. We continue to retain an equity investment in NetFortris Holdings, LLC with a cost basis of $0.8 million and fair value of $0.6 million as of June 30, 2022.

•In April 2022, we invested $12.0 million in Axios Industrial Group, LLC through secured first lien debt.

•In April 2022, we invested $14.4 million in Salvo Technologies, Inc. through secured first lien debt and membership units.

•In May 2022, we invested $21.8 million in Viva Railings, LLC through secured first lien debt.

•In June 2022, we invested an additional $11.5 million in HH-Inspire Acquisition, Inc., an existing portfolio company, through secured first lien debt.

•In June 2022, our investment in LWO Acquisitions Company LLC (“LWO”) was restructured upon emergence from Chapter 11 bankruptcy protection. As part of the restructuring, our existing $16.8 million debt investment in LWO was converted to $3.3 million of first lien debt and $6.8 million of common equity in Lonestar EMS, LLC. In conjunction with the restructuring, we recorded a net realized loss of approximately $8.5 million including the write off of approximately $1.8 million in other receivables.

Syndicated Investments

As of June 30, 2022 and September 30, 2021, we held six and eight syndicated investments with an aggregate fair value of $22.8 million and $31.7 million, or 3.9% and 5.7% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the nine months ended June 30, 2022:

•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.

•In January 2022, our investment in Keystone Acquisition Corp. paid off at par for net cash proceeds of $4.0 million.

Investment Concentrations
As of June 30, 2022, our investment portfolio consisted of investments in 49 portfolio companies located in 22 states in 14 different industries, with an aggregate fair value of $586.5 million. The five largest investments at fair value as of June 30, 2022 totaled $159.2 million, or 27.1% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2021 totaling $166.2 million, or 29.8% of our total investment portfolio. As of June 30, 2022 and September 30, 2021, our average investment by obligor was $12.1 million and $11.9 million at cost, respectively.
The following table outlines our investments by security type as of June 30, 2022 and September 30, 2021:

	June 30, 2022				September 30, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$443,279	75.1%	$433,106	73.9%	$362,616	66.3%	$337,394	60.5%
Secured second lien debt	87,761	14.9	83,846	14.3	137,643	25.2	135,956	24.4
Unsecured debt	293	0.0	59	0.0	293	0.1	10	0.0
Total debt investments	531,333	90.0	517,011	88.2	500,552	91.6	473,360	84.9
Preferred equity	34,299	5.8	25,315	4.3	29,230	5.3	29,246	5.2
Common equity/equivalents	24,989	4.2	44,136	7.5	16,730	3.1	55,006	9.9
Total equity investments	59,288	10.0	69,451	11.8	45,960	8.4	84,252	15.1
Total Investments	$590,621	100.0%	$586,462	100.0%	$546,512	100.0%	$557,612	100.0%
Our investments at fair value consisted of the following industry classifications as of June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$147,715	25.2%	$132,458	23.8%
Healthcare, Education, and Childcare	98,750	16.8	92,680	16.6
Diversified/Conglomerate Manufacturing	94,896	16.2	25,223	4.5
Aerospace and Defense	77,382	13.2	79,749	14.3
Beverage, Food, and Tobacco	46,267	7.9	48,385	8.7
Oil and Gas	24,926	4.2	25,861	4.6
Diversified Natural Resources, Precious Metals and Minerals	22,300	3.8	47,134	8.4
Automobile	19,821	3.4	21,681	3.9
Personal and Non-Durable Consumer Products	15,497	2.6	1,542	0.3
Textiles and Leather	11,763	2.0	10,030	1.8
Telecommunications	11,491	2.0	36,720	6.6
Machinery	9,820	1.7	10,472	1.9
Chemicals, Plastics and Rubber	—	—	10,062	1.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	—	—	10,025	1.8
Other, < 2.0%	5,834	1.0	5,590	1.0
Total Investments	$586,462	100.0%	$557,612	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of June 30, 2022 and September 30, 2021:

	June 30, 2022		September 30, 2021
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$311,227	53.1%	$238,917	42.8%
West	135,842	23.1	184,247	33.0
Midwest	105,531	18.0	85,970	15.5
Northeast	33,862	5.8	48,478	8.7
Total Investments	$586,462	100.0%	$557,612	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2022:

		Amount
For the remaining three months ending September 30:	2022(A)	$4,336
For the fiscal years ending September 30:	2023	27,132
	2024	67,758
	2025	83,750
	2026	149,906
	Thereafter	199,433
	Total contractual repayments	$532,315
	Adjustments to cost basis of debt investments	(982)
	Investments in equity securities	59,288
	Investments held as of June 30, 2022 at cost:	$590,621
(A)Includes debt investments with contractual principal amounts totaling $0.3 million for which the maturity date has passed as of June 30, 2022.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of each of June 30, 2022 and September 30, 2021, we had gross receivables from portfolio companies of $0.7 million. The allowance for uncollectible receivables was $0 as of each of June 30, 2022 and September 30, 2021.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2023.

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
Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer), serve as directors and executive officers of the Adviser, which, as of June 30, 2022, is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.
The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Average total assets subject to base management fee(A)	$571,657	$506,514	$571,429	$480,990
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%
Base management fee(B)	$2,501	$2,216	$7,500	$6,313
Portfolio company fee credit	(1,099)	(821)	(3,027)	(1,747)
Syndicated loan fee credit	(35)	(73)	(136)	(241)
Net Base Management Fee	$1,367	$1,322	$4,337	$4,325
Loan servicing fee(B)	1,614	1,374	4,596	4,118
Credit to base management fee - loan servicing fee(B)	(1,614)	(1,374)	(4,596)	(4,118)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(B)	1,579	1,471	5,641	4,219
Incentive fee credit	(437)	(15)	(437)	(451)
Net Incentive Fee	$1,142	$1,456	$5,204	$3,768
Portfolio company fee credit	(1,099)	(821)	(3,027)	(1,747)
Syndicated loan fee credit	(35)	(73)	(136)	(241)
Incentive fee credit	(437)	(15)	(437)	(451)
Credits to Fees From Adviser - other(B)	$(1,571)	$(909)	$(3,600)	$(2,439)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $8 thousand for each of the three and nine months ended June 30, 2022, and $23 thousand and $38 thousand for the three and nine months ended June 30, 2021, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2022 and 2021.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2022, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2022.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the three and nine months ended June 30, 2022 and 2021.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of June 30, 2022, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2023.
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $0.8 million during the three and nine months ended June 30, 2022, respectively, and $0.3 million and $0.7 million during the three and nine months ended June 30, 2021, respectively.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2022	September 30, 2021
Base management fee due to Adviser	$(247)	$385
Loan servicing fee due to Adviser	400	343
Incentive fee due to Adviser	1,142	1,527
Total fees due to Adviser	1,295	2,255
Fee due to Administrator	676	382
Total Related Party Fees Due	$1,971	$2,637
In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2022 and September 30, 2021, totaled $0.1 million and $35 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $14 thousand and $38 thousand as of June 30, 2022 and September 30, 2021, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2022 and September 30, 2021.
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
The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2022	September 30, 2021
Commitment amount	$175,000	$175,000
Borrowings outstanding, at cost	80,000	50,500
Availability(A)	70,218	103,897

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2022	2021	2022	2021
Weighted average borrowings outstanding, at cost	$49,053	$28,119	$41,469	$67,667
Weighted average interest rate(B)	6.2%	8.7%	6.4%	4.7%
Commitment (unused) fees incurred	$299	$408	$978	$832
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2022 and September 30, 2021.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $334.4 million as of June 30, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2022, and as defined in our Credit Facility, we had a net worth of $509.7 million, asset coverage on our “senior securities representing indebtedness” of 209.1%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2022. As of June 30, 2022, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2022, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.70% per annum, plus a 0.75% unused commitment fee. As of September 30, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.97% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2022 and September 30, 2021, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of June 30, 2022 and September 30, 2021, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2022 and 2021:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2022	September 30, 2021
Credit Facility	$80,000	$50,500

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2022	2021
Fair value as of March 31, 2022 and 2021, respectively	$17,400	$41,190
Borrowings	74,000	41,800
Repayments	(11,400)	(60,000)
Net unrealized appreciation(A)	—	10
Fair Value as of June 30, 2022 and 2021, respectively	$80,000	$23,000

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2022	2021
Fair value as of September 30, 2021 and 2020, respectively	$50,500	$127,650
Borrowings	235,500	199,400
Repayments	(206,000)	(304,400)
Net unrealized appreciation(A)	—	350
Fair Value as of June 30, 2022 and 2021, respectively	$80,000	$23,000
(A)    Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2022 and 2021.
The fair value of the collateral under our Credit Facility totaled approximately $510.3 million and $512.0 million as of June 30, 2022 and September 30, 2021, respectively.
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

In April 2022, pursuant to the registration rights agreement we entered into in connection with the 2027 Notes, we conducted an exchange offer through which we offered to exchange all of our then outstanding 2027 Notes (the “Restricted Notes”) that were issued on November 4, 2021, for an equal aggregate principal amount of our new 3.75% Notes due 2027 (the “Exchange Notes”) that had been registered with the SEC under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical to those of the outstanding Restricted Notes, except that the transfer restrictions and registration rights relating to the Restricted Notes do not apply to the Exchange Notes, and the Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

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
The fair value, based on a DCF analysis, of the 2027 Notes as of June 30, 2022 was $45.1 million. The fair value, based on a DCF analysis, of the 2026 Notes as of June 30, 2022 was $147.1 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2022, we had the ability to issue up to $300.0 million in securities under the registration statement.
NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(5,599)	$17,954	$14,807	$51,556
Denominator: basic and diluted weighted average common share	34,304,371	33,765,624	34,304,371	32,873,934
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$(0.16)	$0.53	$0.43	$1.56
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
We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	January 11, 2022	January 21, 2022	January 31, 2022	0.065
	January 11, 2022	February 18, 2022	February 28, 2022	0.065
	January 11, 2022	March 23, 2022	March 31, 2022	0.065
	April 12, 2022	April 22, 2022	April 29, 2022	0.0675
	April 12, 2022	May 20, 2022	May 31, 2022	0.0675
	April 12, 2022	June 22, 2022	June 30, 2022	0.0675
	Nine Months Ended June 30, 2022:			$0.5925

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	January 12, 2021	January 22, 2021	January 29, 2021	0.065
	January 12, 2021	February 17, 2021	February 26, 2021	0.065
	January 12, 2021	March 18, 2021	March 31, 2021	0.065
	April 13, 2021	April 23, 2021	April 30, 2021	0.065
	April 13, 2021	May 19, 2021	May 28, 2021	0.065
	April 13, 2021	June 18, 2021	June 30, 2021	0.065
	Nine Months Ended June 30, 2021:			$0.585
Aggregate distributions declared and paid to our common stockholders were approximately $20.3 million and $19.3 million for the nine months ended June 30, 2022 and 2021, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2021, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.0 million.
For the nine months ended June 30, 2022 and the fiscal year ended September 30, 2021, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2022	Year Ended September 30, 2021
Undistributed net investment income	$(5,122)	$39
Accumulated net realized losses	6,896	959
Capital in excess of par value	(1,774)	(998)
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2022 and September 30, 2021, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.2 million and $0.3 million as of June 30, 2022 and September 30, 2021, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term debt, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term debt and the uncalled capital commitment as of June 30, 2022 and September 30, 2021 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term debt and an uncalled capital commitment, at cost, as of June 30, 2022 and September 30, 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2022	September 30, 2021
Unused line of credit commitments(A)	$33,528	$25,549
Delayed draw term debt	23,754	27,984
Uncalled capital commitment	843	843
Total	$58,125	$54,376

(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment.
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Per Common Share Data:
Net asset value at beginning of period(A)	$9.49	$8.11	$9.28	$7.40
Income from operations(B)
Net investment income	0.20	0.20	0.72	0.59
Net realized and unrealized gain (loss) on investments	(0.37)	0.33	(0.29)	1.02
Net realized and unrealized gain (loss) on other	0.01	—	—	(0.05)
Total from operations	(0.16)	0.53	0.43	1.56
Distributions to common stockholders from(B)(C)
Net investment income	(0.15)	(0.20)	(0.55)	(0.56)
Return of capital	(0.05)	—	(0.05)	(0.03)
Total distributions	(0.20)	(0.20)	(0.60)	(0.59)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.08	—	0.15
Total capital share transactions	—	0.08	—	0.15
Other, net	(0.01)	—	0.01	—
Net asset value at end of period(A)	$9.12	$8.52	$9.12	$8.52
Per common share market value at beginning of period	$11.79	$9.92	$11.30	$7.41
Per common share market value at end of period	10.09	11.43	10.09	11.43
Total return(E)	(12.84)%	17.23%	(5.91)%	64.02%
Common stock outstanding at end of period(A)	34,304,371	34,304,371	34,304,371	34,304,371
Statement of Assets and Liabilities Data:
Net assets at end of period	$312,921	$292,385	$312,921	$292,385
Average net assets(F)	322,048	279,709	322,610	263,897
Senior Securities Data:
Borrowings under Credit Facility, at cost	80,000	23,000	80,000	23,000
Long term debt	200,000	188,813	200,000	188,813
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	8.49%	10.10%	9.26%	10.18%
Ratio of net investment income to average net assets – annualized(I)	8.63%	9.44%	10.25%	9.74%
(A)    Based on actual shares outstanding at the end of the corresponding period.
(B)    Based on weighted average basic per share data.
(C)    The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)    During the three and nine months ended June 30, 2021, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 12.49% and 12.68% for the three and nine months ended June 30, 2022, respectively. and 13.40% and 13.53% for the three and nine months ended June 30, 2021, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 4.69% and 6.88% for the three and nine months ended June 30, 2022, respectively, and 6.20% and 6.45% for the three and nine months ended June 30, 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS
Distributions and Dividends
On July 12, 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2022	July 29, 2022	$0.0675
August 23, 2022	August 31, 2022	0.0675
September 22, 2022	September 30, 2022	0.0675
	Total for the Quarter:	$0.2025

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2022, our investment portfolio was made up of approximately 90.0% debt investments and 10.0% equity investments, at cost.
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
During the nine months ended June 30, 2022, we invested $155.6 million in 10 new portfolio companies and extended $33.2 million in investments to existing portfolio companies. In addition, during the nine months ended June 30, 2022, we exited seven portfolio companies through early payoffs. We received a total of $153.9 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the nine months ended June 30, 2022. This activity resulted in a net increase in our overall portfolio by three portfolio companies (to 49) and a net increase of $44.1 million in our portfolio at cost since September 30, 2021. From our initial public offering in August 2001 through June 30, 2022, we have made 599 different loans to, or investments in, 264 companies for a total of approximately $2.4 billion, before giving effect to principal repayments on investments and divestitures.
During the nine months ended June 30, 2022, the following significant transactions occurred:
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

•In March 2022, our investment in NetFortris Corp. was sold, which resulted in the recognition of success fee income of $3.2 million. In connection with the sale, we received net cash proceeds of $29.0 million, including the repayment of our debt investment of $28.8 million at par. We continue to retain an equity investment in NetFortris Holdings, LLC with a cost basis of $0.8 million and fair value of $0.6 million as of June 30, 2022.

•In April 2022, we invested $12.0 million in Axios Industrial Group, LLC through secured first lien debt.

•In April 2022, we invested $14.4 million in Salvo Technologies, Inc. through secured first lien debt and membership units.

•In May 2022, we invested $21.8 million in Viva Railings, LLC through secured first lien debt.

•In June 2022, we invested an additional $11.5 million in HH-Inspire Acquisition, Inc., an existing portfolio company, through secured first lien debt.

•In June 2022, our investment in LWO Acquisitions Company LLC (“LWO”) was restructured upon emergence from Chapter 11 bankruptcy protection. As part of the restructuring, our existing $16.8 million debt investment in LWO was converted to $3.3 million of first lien debt and $6.8 million of common equity in Lonestar EMS, LLC. In conjunction with the restructuring, we recorded a net realized loss of approximately $8.5 million including the write off of approximately $1.8 million in other receivables.

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
Although we have been able to access the capital markets historically and in recent years, market conditions, including the impact of COVID-19, inflation, and rising interest rates, may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below net asset value (“NAV”) per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering.
On June 30, 2022, the closing market price of our common stock was $10.09 per share, a 10.6% premium to our June 30, 2022 NAV per share of $9.12.
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
As of June 30, 2022, our asset coverage on our “senior securities representing indebtedness” was 209.1%.
Recent Developments
Distributions
On July 12, 2022, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2022	July 29, 2022	$0.0675
August 23, 2022	August 31, 2022	0.0675
September 22, 2022	September 30, 2022	0.0675
	Total for the Quarter:	$0.2025
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

Impact of Inflation

We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the nine months ended June 30, 2022 and 2021, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, we do expect that the cumulative effect of these inflationary pressures may impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. See “Risk Factors— We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$12,593	$12,746	$(153)	(1.2)%
Success fee, dividend, and other income	1,191	920	271	29.5
Total investment income	13,784	13,666	118	0.9
EXPENSES
Base management fee	2,501	2,216	285	12.9
Loan servicing fee	1,614	1,374	240	17.5
Incentive fee	1,579	1,471	108	7.3
Administration fee	407	369	38	10.3
Interest expense on borrowings and notes payable	3,150	3,057	93	3.0
Amortization of deferred financing costs	286	300	(14)	(4.7)
Other expenses	485	558	(73)	(13.1)
Expenses, before credits from Adviser	10,022	9,345	677	7.2
Credit to base management fee – loan servicing fee	(1,614)	(1,374)	(240)	17.5
Credits to fees from Adviser – other	(1,571)	(909)	(662)	72.8
Total expenses, net of credits	6,837	7,062	(225)	(3.2)
NET INVESTMENT INCOME	6,947	6,604	343	5.2
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	(8,496)	6,452	(14,948)	(231.7)
Net realized gain (loss) on other	347	79	268	339.2
Net unrealized appreciation (depreciation) of investments	(4,397)	4,829	(9,226)	(191.1)
Net unrealized appreciation of other	—	(10)	10	(100.0)
Net gain (loss) from investments and other	(12,546)	11,350	(23,896)	(210.5)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,599)	$17,954	$(23,553)	(131.2)%
Investment Income
Interest income decreased by 1.2% for the three months ended June 30, 2022, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2022, was $506.1 million, compared to $463.6 million for the three months ended June 30, 2021, an increase of $42.5 million, or 9.2%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.0% for the three months ended June 30, 2022, compared to 10.5% for the three months ended June 30, 2021, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by competitive marketplace conditions and the turnover of some of our higher yielding investments.
As of June 30, 2022 and September 30, 2021, there were no loans on non-accrual status.
Other income increased by $0.3 million during the three months ended June 30, 2022, as compared to the prior year period, primarily due to an increase in dividend income, partially offset by a decrease in success fees received, period over period.
As of June 30, 2022 and September 30, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $0.2 million, or 3.2%, for the three months ended June 30, 2022, as compared to the prior year period. This decrease was primarily due to a $0.3 million decrease in the net incentive fee.
Total interest expense on borrowings and notes payable increased by $0.1 million, or 3.0%, during the three months ended June 30, 2022, as compared to the prior year period. Interest expense on our Credit Facility increased by $0.1 million, period over period, driven primarily by an increase in the weighted average balance outstanding on our Credit Facility, partially offset by a decrease in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $49.1 million during the three months ended June 30, 2022, as compared to $28.1 million in the prior year period, an increase of 74.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 6.2% during the three months ended June 30, 2022, compared to 8.7% during the prior year period. The decrease in the effective interest rate was driven primarily by lower unused commitment fees during the three months ended June 30, 2022 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $45 thousand, for the three months ended June 30, 2022, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee, partially offset by an increase in new deal origination credits to the base management fee from the Adviser period over period.
The income-based incentive fee increased by $0.1 million for the three months ended June 30, 2022, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period. During the three months ended June 30, 2022 and 2021, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.4 million and $15 thousand to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2022	2021
Average total assets subject to base management fee(A)	$571,657	$506,514
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,501	$2,216
Portfolio company fee credit	(1,099)	(821)
Syndicated loan fee credit	(35)	(73)
Net Base Management Fee	$1,367	$1,322
Loan servicing fee(B)	1,614	1,374
Credit to base management fee - loan servicing fee(B)	(1,614)	(1,374)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	1,579	1,471
Incentive fee credit	(437)	(15)
Net Incentive Fee	$1,142	$1,456
Portfolio company fee credit	(1,099)	(821)
Syndicated loan fee credit	(35)	(73)
Incentive fee credit	(437)	(15)
Credits to Fees From Adviser - other(B)	$(1,571)	$(909)
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

Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended June 30, 2022, we recorded a net realized loss on investments of $8.5 million, which resulted primarily from an $8.5 million realized loss recognized on the restructuring of our investment in LWO in May 2022. For the three months ended June 30, 2021, we recorded a net realized gain on investments of $6.5 million, which resulted primarily from a $5.3 million realized gain recognized on the sale of our investment in AG Transportation Holdings, LLC in May 2021 and a $1.1 million realized gain recognized on the sale of our investment in American Trailer Rental Group LLC in June 2021.
Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended June 30, 2022, we recorded net unrealized depreciation of investments in the aggregate amount of $4.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2022 were as follows:

	Three Months Ended June 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
LWO Acquisitions Company LLC	$(8,496)	$—	$14,119	$5,623
ENET Holdings, LLC	—	876	105	981
Leeds Novamark Capital I, L.P.	—	510	—	510
HH-Inspire Acquisition, Inc.	—	(163)	—	(163)
DKI Ventures, LLC	—	(165)	—	(165)
Eegee's LLC	—	(191)	—	(191)
SpaceCo Holdings, LLC	—	(193)	—	(193)
Pansophic Learning Ltd.	—	(256)	—	(256)
8th Avenue Food & Provisions, Inc.	—	(294)	—	(294)
MCG Energy Solutions, LLC	—	(310)	—	(310)
Sea Link International IRB, Inc.	—	(352)	—	(352)
Iten Defense, LLC	—	(558)	—	(558)
Engineering Manufacturing Technologies, LLC	—	(584)	—	(584)
PIC 360, LLC	—	(721)	—	(721)
R2i Holdings, LLC	—	(934)	—	(934)
Encore Dredging Holdings, LLC	—	(1,164)	—	(1,164)
Defiance Integrated Technologies, Inc.	—	(1,188)	(28)	(1,216)
WB Xcel Holdings, LLC	—	(2,364)	—	(2,364)
B+T Group Acquisition Inc.	—	(2,762)	—	(2,762)
Lonestar EMS, LLC	—	(7,288)	—	(7,288)
Other, net (<$500)	—	(492)	—	(492)
Total:	$(8,496)	$(18,593)	$14,196	$(12,893)

The primary driver of net unrealized depreciation of $4.4 million for the three months ended June 30, 2022 was the decrease in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, a pricing decrease in the broadly syndicated loan market, and an overall decline in the financial and operational performance of certain of our portfolio companies, partially offset by the reversal of unrealized depreciation associated with the restructuring of our investment in LWO.

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

Comparison of the Nine Months Ended June 30, 2022 to the Nine Months Ended June 30, 2021

	Nine Months Ended June 30,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$38,421	$36,714	$1,707	4.6%
Success fee, dividend, and other income	8,790	2,719	6,071	223.3
Total investment income	47,211	39,433	7,778	19.7
EXPENSES
Base management fee	7,500	6,313	1,187	18.8
Loan servicing fee	4,596	4,118	478	11.6
Incentive fee	5,641	4,219	1,422	33.7
Administration fee	1,187	1,056	131	12.4
Interest expense on borrowings and notes payable	9,177	8,447	730	8.6
Amortization of deferred financing costs	849	1,056	(207)	(19.6)
Other expenses	1,655	1,498	157	10.5
Expenses, before credits from Adviser	30,605	26,707	3,898	14.6
Credit to base management fee – loan servicing fee	(4,596)	(4,118)	(478)	11.6
Credits to fees from Adviser – other	(3,600)	(2,439)	(1,161)	47.6
Total expenses, net of credits	22,409	20,150	2,259	11.2
NET INVESTMENT INCOME	24,802	19,283	5,519	28.6
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	5,384	4,371	1,013	23.2
Net realized gain (loss) on other	(120)	(1,081)	961	(88.9)
Net unrealized appreciation (depreciation) of investments	(15,259)	29,333	(44,592)	(152.0)
Net unrealized appreciation of other	—	(350)	350	(100.0)
Net gain (loss) from investments and other	(9,995)	32,273	(42,268)	(131.0)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$14,807	$51,556	$(36,749)	(71.3)%
Investment Income
Interest income increased by 4.6% for the nine months ended June 30, 2022, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2022, was $504.9 million, compared to $454.5 million for the nine months ended June 30, 2021, an increase of $50.4 million, or 11.1%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 10.2% for the nine months ended June 30, 2022, compared to 10.6% for the nine months ended June 30, 2021, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by competitive marketplace conditions.
As of June 30, 2022 and September 30, 2021, there were no loans on non-accrual status.
Other income increased by $6.1 million during the nine months ended June 30, 2022, as compared to the prior year period, primarily due to increases in success fees received and dividend income, period over period.
As of June 30, 2022 and September 30, 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.3 million, or 11.2%, for the nine months ended June 30, 2022, as compared to the prior year period. This increase was primarily due to a $1.4 million increase in the net incentive fee and a $0.7 million increase in interest expense on borrowings and notes payable.
Total interest expense on borrowings and notes payable increased by $0.7 million, or 8.6%, during the nine months ended June 30, 2022, as compared to the prior year period. This increase was driven by an increase in our overall funding needs and a change in the composition of our debt financing. Interest expense on our notes payable increased by $1.1 million period over period with the issuance of the 2027 Notes in November 2021 and the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2024 Notes in November 2021. Interest expense on our Credit Facility decreased by $0.4 million, period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $41.5 million during the nine months ended June 30, 2022, as compared to $67.7 million in the prior year period, a decrease of 38.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 6.4% during the nine months ended June 30, 2022, compared to 4.7% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.1 million increase in unused commitment fees during the nine months ended June 30, 2022 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $12 thousand for the nine months ended June 30, 2022, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee, partially offset by an increase in credits to the base management fee from the Adviser period over period driven by an increase in new deal activity.
The income-based incentive fee increased by $1.4 million for the nine months ended June 30, 2022, as compared to the prior year period, due to higher pre-incentive fee net investment income as compared to the prior year period. During the nine months ended June 30, 2022, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.4 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders. During the nine months ended June 30, 2021, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.5 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2022	2021
Average total assets subject to base management fee(A)	$571,429	$480,990
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%
Base management fee(B)	$7,500	$6,313
Portfolio company fee credit	(3,027)	(1,747)
Syndicated loan fee credit	(136)	(241)
Net Base Management Fee	$4,337	$4,325
Loan servicing fee(B)	4,596	4,118
Credit to base management fee - loan servicing fee(B)	(4,596)	(4,118)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	5,641	4,219
Incentive fee credit	(437)	(451)
Net Incentive Fee	$5,204	$3,768
Portfolio company fee credit	(3,027)	(1,747)
Syndicated loan fee credit	(136)	(241)
Incentive fee credit	(437)	(451)
Credits to Fees From Adviser - other(B)	$(3,600)	$(2,439)

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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the nine months ended June 30, 2022, we recorded a net realized gain on investments of $5.4 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc, partially offset by an $8.5 million realized loss recognized on the restructuring of our investment in LWO in May 2022.

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
Net Unrealized Appreciation (Depreciation) of Investments
During the nine months ended June 30, 2022, we recorded net unrealized depreciation of investments in the aggregate amount of $15.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2022 were as follows:

	Nine Months Ended June 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
LWO Acquisitions Company LLC	$(8,496)	$(328)	$14,119	$5,295
ENET Holdings, LLC	—	4,176	105	4,281
NetFortris Holdings LLC	—	3,980	(284)	3,696
Targus Cayman HoldCo, Ltd.	—	1,733	—	1,733
Imperative Holdings Corporation	—	1,122	—	1,122
ALS Education, LLC	—	(304)	—	(304)
Café Zupas	—	(355)	—	(355)
DKI Ventures, LLC	—	(462)	—	(462)
Iten Defense, LLC	—	(493)	—	(493)
8th Avenue Food & Provisions, Inc.	—	(623)	—	(623)
PIC 360, LLC	—	(643)	—	(643)
Triple H Food Processors, LLC	—	(671)	—	(671)
Sea Link International IRB, Inc.	—	(740)	—	(740)
Defiance Integrated Technologies, Inc.	—	(769)	(28)	(797)
Leeds Novamark Capital I, L.P.	—	(878)	—	(878)
Engineering Manufacturing Technologies, LLC	—	(946)	—	(946)
MCG Energy Solutions, LLC	—	(1,232)	—	(1,232)
Antenna Research Associates, Inc.	—	(1,324)	—	(1,324)
Lignetics, Inc.	13,408	—	(14,958)	(1,550)
R2i Holdings, LLC	—	(1,860)	—	(1,860)
B+T Group Acquisition Inc.	—	(1,978)	—	(1,978)
Encore Dredging Holdings, LLC	—	(3,940)	—	(3,940)
Lonestar EMS, LLC	—	(7,288)	—	(7,288)
Other, net (<$500)	472	(257)	(133)	82
Total:	$5,384	$(14,080)	$(1,179)	$(9,875)

The primary driver of net unrealized depreciation of $15.3 million for the nine months ended June 30, 2022 was the reversal of unrealized depreciation associated with the exit of our investment in Lignetics, Inc., the decrease in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, a pricing decrease in the broadly syndicated loan market, and the decline in the financial and operational performance of certain of our other portfolio companies, partially offset by the reversal of unrealized depreciation associated with the restructuring of our investment in LWO and unrealized appreciation recognized on ENET Holdings, LLC and Netfortris Holdings LLC.

During the nine months ended June 30, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $29.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2021 were as follows:

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

Net Realized Loss on Other

We incurred a loss on extinguishment of debt of $0.8 million during the nine months ended June 30, 2022, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2024 Notes in November 2021. We incurred a loss on extinguishment of debt of $1.2 million during the nine months ended June 30, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our 2023 Notes in January 2021.
Net Unrealized (Appreciation) Depreciation of Other

During the nine months ended June 30, 2021, we recorded $0.4 million of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the nine months ended June 30, 2022.

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
Net cash used in operating activities for the nine months ended June 30, 2022 was $18.6 million, as compared to net cash provided by operating activities of $7.4 million for the nine months ended June 30, 2021. The change was primarily due to an increase in purchases of investments, partially offset by an increase in principal repayments, period over period. Purchases of investments were $188.9 million during the nine months ended June 30, 2022, compared to $154.3 million during the nine months ended June 30, 2021. Repayments and net proceeds from sales were $154.2 million during the nine months ended June 30, 2022 compared to $136.7 million during the nine months ended June 30, 2021.
As of June 30, 2022, we had loans to, syndicated participations in or equity investments in 49 companies, with an aggregate cost basis of approximately $590.6 million. As of September 30, 2021, we had loans to, syndicated participations in or equity investments in 46 companies, with an aggregate cost basis of approximately $546.5 million.
The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30,
	2022	2021
Beginning investment portfolio, at fair value	$557,612	$450,400
New investments	155,635	138,992
Disbursements to existing portfolio companies	33,216	15,298
Scheduled principal repayments on investments	(6,038)	(3,257)
Unscheduled principal repayments on investments	(132,193)	(120,576)
Net proceeds from sale of investments	(15,718)	(12,649)
Net unrealized appreciation (depreciation) of investments	(14,080)	35,635
Reversal of prior period depreciation (appreciation) of investments on realization	(1,179)	(6,302)
Net realized gain (loss) on investments	5,384	4,371
Increase in investments due to PIK(A) or other	3,218	5,152
Net change in premiums, discounts and amortization	605	(692)
Investment Portfolio, at Fair Value	$586,462	$506,372
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2022:

		Amount
For the remaining three months ending September 30:	2022(A)	$4,336
For the fiscal years ending September 30:	2023	27,132
	2024	67,758
	2025	83,750
	2026	149,906
	Thereafter	199,433
	Total contractual repayments	$532,315
	Adjustments to cost basis of debt investments	(982)
	Investments in equity securities	59,288
	Investments held as of June 30, 2022 at cost:	$590,621
(A)Includes debt investments with contractual principal amounts totaling $0.3 million for which the maturity date has passed as of June 30, 2022.
Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2022 was $18.7 million, which consisted primarily of $50.0 million in gross proceeds from the issuance of our 2027 Notes and $29.5 million in net proceeds from our Credit Facility, partially offset by $38.8 million used in the redemption of our 2024 Notes and $20.3 million in distributions paid to stockholders.

Net cash used in financing activities for the nine months ended June 30, 2021 was $8.4 million, which consisted primarily of $105.0 million in net repayments on our Credit Facility and $57.5 million used in the redemption of our 2023 Notes, partially offset by $150.0 million in gross proceeds from the issuance of our 2026 Notes.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.065 per common share from October 2021 through March 2022 and paid monthly cash distributions of $0.0675 per common share from April 2022 through June 2022. During the nine months ended June 30, 2021, we paid monthly cash distributions of $0.065 per common share per month. These distributions totaled an aggregate of $20.3 million and $19.3 million for the nine months ended June 30, 2022 and 2021, respectively. In July 2022, our Board of Directors declared a monthly distribution of $0.0675 per common share for each of July, August and September 2022. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2022. From inception through June 30, 2022, we have paid 233 monthly or quarterly consecutive distributions to common stockholders totaling approximately $416.6 million or $21.63 per share.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2022, we had the ability to issue up to $300.0 million in securities under the registration statement.
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
On June 30, 2022, the closing market price of our common stock was $10.09 per share, a 10.6% premium to our June 30, 2022 NAV per share of $9.12.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $334.4 million as of June 30, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2022, and as defined in our Credit Facility, we had a net worth of $509.7 million, asset coverage on our “senior securities representing indebtedness” of 209.1%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 31 obligors in our Credit Facility’s borrowing base as of June 30, 2022. As of June 30, 2022, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
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

In April 2022, pursuant to the registration rights agreement we entered into in connection with the 2027 Notes, we conducted an exchange offer through which we offered to exchange all of our then outstanding 2027 Notes (the “Restricted Notes”) that were issued on November 4, 2021, for an equal aggregate principal amount of our new 3.75% Notes due 2027 (the “Exchange Notes”) that had been registered with the SEC under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical to those of the outstanding Restricted Notes, except that the transfer restrictions and registration rights relating to the Restricted Notes do not apply to the Exchange Notes, and the Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of June 30, 2022 and September 30, 2021, we had off-balance sheet success fee receivables on our accruing debt investments of $4.4 million and $11.7 million (or approximately $0.13 per common share and $0.34 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term debt, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term debt, and the uncalled capital commitment as of June 30, 2022 and September 30, 2021 to be immaterial.
The following table shows our contractual obligations as of June 30, 2022, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$80,000	$—	$80,000
Notes Payable	—	—	200,000	—	200,000
Interest expense on debt obligations(C)	14,006	28,011	9,403	—	51,420
Total	$14,006	$28,011	$289,403	$—	$331,420
(A)Excludes our unused line of credit commitments, unused delayed draw term debt, and uncalled capital commitments to our portfolio companies in an aggregate amount of $58.1 million, at cost, as of June 30, 2022.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2022.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2022 and September 30, 2021, representing approximately 97.7% and 95.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2022	As of September 30, 2021
Highest	10.0	10.0
Average	6.8	6.6
Weighted Average	7.4	7.0
Lowest	1.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2022 and September 30, 2021, representing approximately 1.8% and 3.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2022	As of September 30, 2021
Highest	4.0	5.0
Average	4.0	4.6
Weighted Average	4.0	4.5
Lowest	4.0	4.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2022 and September 30, 2021, representing approximately 0.5% and 0.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2022	As of September 30, 2021
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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

All of our variable-rate debt investments have rates generally associated with either the current LIBOR, SOFR or prime rate. As of June 30, 2022, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	93.1%
Fixed rates	6.9%
Total:	100.0%
To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of June 30, 2022 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations
Up 200 basis points	$9,802	$1,600	$8,202
Up 100 basis points	4,848	800	4,048
Up 50 basis points	2,371	400	1,971
Down 50 basis points	(2,082)	(400)	(1,682)
Down 100 basis points	(3,123)	(800)	(2,323)
Down 179 basis points	(3,206)	(1,149)	(2,057)

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
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2022 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.2
Fourth Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of April 12, 2022, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed on May 3, 2022.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: July 27, 2022