Form 10-K
period 2022-09-30
GLADSTONE CAPITAL CORP
filed 2022-11-14
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________
Commission file number 814-00237
__________________________
GLADSTONE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)
__________________________

Maryland	54-2040781
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1521 Westbranch Drive, Suite 100 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)
(703) 287-5800
(Registrant’s telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GLAD	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
__________________________
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
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2022, based on the closing price on that date of $11.79 per share on the Nasdaq Global Select Market, was $383,627,092. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 35,132,601 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 11, 2022.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2023 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2022.

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2022

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, rising interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission’s (“SEC”) from time to time, including quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).
In this Annual Report, the “Company, ” “we, ” “us, ” and “our” refer to Gladstone Capital Corporation and its wholly-owned subsidiaries unless the context otherwise indicates. Dollar amounts in tables, except per share amounts, are in thousands unless otherwise indicated.

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
As of September 30, 2022, shares of our common stock trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “GLAD.”
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
Investment Objectives and Strategy
Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2022, our investment portfolio was made up of approximately 90.7% debt investments and 9.3% equity investments, at cost.
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
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the 30-day London Interbank Offered Rate (“LIBOR”) or one-month term Secured Overnight Financing Rate (“SOFR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.
Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.
Since our initial public offering in 2001 and through September 30, 2022, we have invested in approximately 268 different companies, while making 236 consecutive monthly or quarterly cash distributions to common stockholders. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:
•Secured First Lien Debt Securities: We seek to invest a portion of our assets in secured first lien debt securities also known as senior loans, senior term loans, lines of credit and senior notes. Using its assets as collateral, the borrower typically uses first lien debt to cover a substantial portion of the funding needs of the business. These debt securities usually take the form of first priority liens on all, or substantially all, of the assets of the business. First lien debt securities may include investments sourced from the syndicated loan market.
•Secured Second Lien Debt Securities: We seek to invest a portion of our assets in secured second lien debt securities, also known as subordinated loans, subordinated notes and mezzanine loans. These secured second lien debt securities rank junior to the secured borrowers’ first lien debt securities and may be secured by second priority liens on all or a portion of the assets of the business. Additionally, we may receive other yield enhancements in addition to or in lieu of success fees such as warrants to buy common and preferred stock or limited liability interests in connection with these second lien secured debt securities. Second lien debt securities may include investments sourced from the syndicated loan market.
•Preferred and Common Equity/Equivalents: In some cases we will purchase equity securities which consist of preferred and common equity or limited liability company interests, or warrants or options to acquire such securities, and are in combination with our debt investment in a business. Additionally, we may receive equity investments derived from restructurings on some of our existing debt investments. In some cases, we will own a significant portion of the equity and in other cases we may have voting control of the businesses in which we invest.
Under the 1940 Act, we may not acquire any asset other than assets of the type listed in Section 55 of the 1940 Act, which are referred to as “qualifying assets” and generally include each of the investment types listed above, unless, at the time the acquisition is made, qualifying assets (other than certain assets related to our operations) represent at least 70.0% of our total assets. See “—Regulation as a BDC — Qualifying Assets.”
We expect that most, if not all, of the debt securities we acquire will not be rated by a credit rating agency. Investors should assume that these loans would be rated below “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered higher risk, as compared to investment-grade debt instruments. In addition, many of the debt securities we hold may not amortize prior to maturity.

Investment Policies
We seek to achieve a high level of current income and capital gains through investments in debt securities and preferred or common stock that we generally acquire in connection with buyouts and other recapitalizations. The following investment policies, along with these investment objectives, may not be changed without the approval of our board of directors (the “Board of Directors”):
•We will at all times conduct our business so as to retain our status as a BDC. See “—Regulation as a BDC — Qualifying Assets.”
•We will at all times endeavor to conduct our business so as to retain our status as a RIC under the Code. See “—Material U.S. Federal Income Tax Considerations.”
With the exception of our policy to conduct our business as a BDC, these policies are not fundamental and may be changed without stockholder approval.
Investment Concentrations
As of September 30, 2022, our investment portfolio consisted of investments in 52 companies located in 24 states across 13 different industries, with an aggregate fair value of $649.6 million. The five largest investments at fair value as of September 30, 2022, totaled $174.5 million, or 26.9% of our total investment portfolio.
The following table outlines our investments by security type as of September 30, 2022 and 2021:

	September 30, 2022				September 30, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$475,806	72.5%	$463,858	71.4%	$362,616	66.3%	$337,394	60.5%
Secured second lien debt	118,949	18.2	115,928	17.8	137,643	25.2	135,956	24.4
Unsecured debt	293	0.0	55	0.0	293	0.1	10	0.0
Total debt investments	595,048	90.7	579,841	89.2	500,552	91.6	473,360	84.9
Preferred equity	34,505	5.3	27,046	4.2	29,230	5.3	29,246	5.2
Common equity/equivalents	26,500	4.0	42,728	6.6	16,730	3.1	55,006	9.9
Total equity investments	61,005	9.3	69,774	10.8	45,960	8.4	84,252	15.1
Total Investments	$656,053	100.0%	$649,615	100.0%	$546,512	100.0%	$557,612	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2022 and 2021:

Industry Classification	September 30, 2022		September 30, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$148,907	22.9%	$132,458	23.8%
Healthcare, Education, and Childcare	136,401	21.0	92,680	16.6
Diversified/Conglomerate Manufacturing	114,105	17.6	25,223	4.5
Aerospace and Defense	88,649	13.6	79,749	14.3
Beverage, Food, and Tobacco	64,283	9.9	48,385	8.7
Oil and Gas	25,373	3.9	25,861	4.6
Automobile	20,144	3.1	21,681	3.9
Personal and Non-Durable Consumer Products	18,583	2.9	1,542	0.3
Telecommunications	10,088	1.6	36,720	6.6
Machinery	9,562	1.5	10,472	1.9
Textiles and Leather	7,978	1.2	10,030	1.8
Diversified Natural Resources, Precious Metals, and Minerals	—	—	47,134	8.4
Chemicals, Plastics, and Rubber	—	—	10,062	1.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	—	—	10,025	1.8
Other, < 2.0%	5,542	0.8	5,590	1.0
Total Investments	$649,615	100.0%	$557,612	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2022 and 2021:

Location	September 30, 2022		September 30, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$326,524	50.3%	$238,917	42.8%
West	169,415	26.1	184,247	33.0
Midwest	118,191	18.2	85,970	15.5
Northeast	35,485	5.4	48,478	8.7
Total Investments	$649,615	100.0%	$557,612	100.0%
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
•Growth-and-Income Orientation and Positive Cash Flow. Our investment philosophy places a premium on fundamental analysis from an investor’s perspective and has a distinct growth-and-income orientation. We typically invest in companies that generate growing sales and cash flow to provide some assurance that they will be able to service their debt and deleverage over time. We do not expect to invest in start-up companies or companies with what we believe to be cyclical industries or speculative business plans.
•Experienced Management. We typically require that the businesses in which we invest have experienced management teams. We also require the businesses to have proper incentives in place to induce management teams to succeed and align with our interests as an investor, including having significant equity or other interests in the financial performance of their respective companies.
•Strong Competitive Position in an Industry. We seek to invest in businesses that have developed strong market positions within their respective markets and that we believe are well-positioned to capitalize on growth opportunities. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.
•Enterprise Collateral Value. The projected enterprise valuation of the business, based on market based comparable cash flow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.
Extensive Due Diligence
The Due Diligence Team conducts what we believe are extensive due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation typically begins with a review of publicly available information followed by in depth business analysis, including any of the following:
•a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings analysis;
•detailed review of the track record of the private equity firm or ownership group acquiring or controlling any prospective borrower;
•visits to the prospective portfolio company’s business site(s);
•interviews with the prospective portfolio company’s management, employees, customers, and vendors;
•review of loan documents and material contracts;
•background checks and a management capabilities assessment on the prospective portfolio company’s management team and controlling shareholders; and
•research on the prospective portfolio company’s products, services or particular industry and its competitive position therein.
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

Investment Structure
Once the Adviser has determined that an investment meets our standards and investment criteria, the Adviser works with the management of that company, the private equity firm or ownership group controlling any prospective borrower, and other capital providers to structure the transaction in a way that we believe will provide us with the greatest opportunity to maximize our return on the investment, while providing appropriate incentives to the shareholders and management of the company. As discussed above, the capital classes through which we typically structure a deal include secured first lien debt, secured second lien debt, and preferred and common equity or equivalents. Through its risk management process, the Adviser seeks to limit the downside risk of our investments by:
•seeking collateral or superior positions in the portfolio company’s capital structure where possible;
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility as possible in managing their businesses, consistent with preserving our capital;
•securing board observation rights at the portfolio company;
•incorporating call protection into the investment structure where possible; and
•making investments with an expected total return (including both interest and potential equity appreciation) that it believes compensates us appropriately for the credit risk of the investment.
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
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker, Marcotte and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone, Brubaker and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and previously held the role of managing director with the Company. Each of Messrs. Gladstone, Marcotte and Sateri have over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 20 years. Mr. Brubaker has over 30 years of experience in acquisitions and operations of companies. These five individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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
•focusing on companies with sustainable market positions and cash flow;
•investing in businesses with experienced and established management teams;
•engaging in extensive due diligence from the perspective of a long-term investor;
•investing in businesses backed by successful private equity sponsors or owner operators; and
•adopting flexible transaction structures by drawing on the experience of the investment professionals of the Adviser and its affiliates.
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
Monitoring
The Adviser’s investment professionals monitor the financial performance, trends, and changing risks of each portfolio company on an ongoing basis to determine if each company is performing within expectations and to guide the portfolio company’s management in taking the appropriate courses of action. The Adviser employs various methods of evaluating and monitoring the performance of our investments in portfolio companies, which can include the following:
•monthly analysis of financial and operating performance;

•frequent assessment of the portfolio company’s performance against its business plan and our investment expectations;
•attendance at and/or participation in the portfolio company’s board of directors or management meetings;
•assessment of portfolio company management, sponsor, governance, and strategic direction;
•assessment of the portfolio company’s industry and competitive environment; and
•review and assessment of the portfolio company’s operating outlook and financial projections.
Relationship Management
The Adviser’s investment professionals interact with various parties involved with a portfolio company, or investment, by actively engaging with internal and external constituents, including:
•management;
•boards of directors;
•private equity sponsors;
•capital partners; and
•advisers and consultants.
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
Valuation Process
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee to perform fair value determinations for its investment portfolio, subject to the active oversight of such board. The Board of Directors has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee.

The following is a general description of the Policy that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator who reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the value of our investment portfolio. In accordance with the 1940 Act and SEC Rule 2a-5, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on the Policy and for overseeing the valuation designee. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and assesses whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:
•Each investment is initially assessed by the Valuation Team using the Policy, which may include:
•obtaining fair value quotes or utilizing input from third party valuation firms; and
•using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.
•Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Fair value determinations and supporting material are sent to the Board of Directors in advance of its quarterly meetings.
•The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by our Valuation Team, determines whether the Valuation Team has followed the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review and approve in good faith the Valuation Designee’s determination of the fair value of such investments in accordance with the Policy.
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
Transactions with Related Parties
Investment Advisory and Management Agreement
In 2006, we entered into the Advisory Agreement, which was most recently amended and restated in April 2022. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2023. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.
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
Base Management Fee
The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2022, 2021, and 2020) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.

Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of these fees against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees is retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser, primarily for the valuation of portfolio companies. Loan servicing fees that are payable to the Adviser pursuant to our revolving line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and restated from time to time, our “Credit Facility") are also 100% credited against the base management fee as discussed below, “—Loan Servicing Fee Pursuant to Credit Agreement.”
Incentive Fee
The incentive fee consists of two parts: an income-based incentive fee and a capital gains-based incentive fee. The income-based incentive fee rewards the Adviser if our quarterly net investment income (before giving effect to any incentive fee) exceeds 1.75% of our net assets (2.0% during the period from April 1, 2020 through March 31, 2023), which we define as total assets less indebtedness and before taking into account any incentive fees payable or contractually due but not payable during the period, at the end of the immediately preceding calendar quarter, adjusted appropriately for any share issuances or repurchases during the period (the “hurdle rate”). The income-based incentive fee with respect to our pre-incentive fee net investment income is generally payable quarterly to the Adviser and is computed as follows:
•no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle rate;
•100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022, and 2.50% from April 1, 2022 through March 31, 2023) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% (2.4375% during the period from April 1, 2020 through March 31, 2022, and 2.50% from April 1, 2022 through March 31, 2023) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.
Quarterly Incentive Fee Based on Net Investment Income for the Period Ending March 31, 2023(A)
Pre-incentive fee net investment income
(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
(A)After March 31, 2023, the 2.00% quarterly hurdle rate will revert back to 1.75% and the 2.50% quarterly excess incentive fee hurdle rate will revert back to 2.1875%.
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined below) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio's aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2022, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2022.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2022, 2021, and 2020, which credits totaled $0.4 million, $0.5 million, and $3.0 million, respectively.
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
RIC Status
To qualify for treatment as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90.0% of our taxable ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (“Investment Company Taxable Income”). We refer to this as the “annual distribution requirement.” We must also meet several additional requirements, including:
•Business Development Company status. At all times during the taxable year, we must maintain our status as a BDC.
•Income source requirements. At least 90.0% of our gross income for each taxable year must be from dividends, interest, payments with respect to securities, loans, gains from sales or other dispositions of securities or other income (including certain deemed inclusions) derived with respect to our business of investing in securities, and net income derived from an interest in a qualified publicly traded partnership.
•Asset diversification requirements. As of the close of each quarter of our taxable year: (1) at least 50% of the value of our assets must consist of cash, cash items, U.S. government securities, the securities of other regulated investment companies and other securities to the extent that (a) we do not hold more than 10% of the outstanding voting securities of an issuer of such other securities and (b) such other securities of any one issuer do not represent more than 5% of our total assets, and (2) no more than 25% of the value of our total assets may be invested in the securities (other than U.S. government securities or the securities of other regulated investment companies) of (i) one issuer, (ii) two or more issuers that are controlled by us and are engaged in the same or similar or related trades or businesses, and (iii) one or more qualified publicly-traded partnerships.
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
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year and (3)

any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable (together, the “excise tax distribution requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the excise tax distribution requirements. For the calendar years ended December 31, 2021, 2020, and 2019, we did not incur any excise taxes. As of September 30, 2022, our capital loss carryforward was $62.9 million.
If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2022, we recorded $0.5 million of OID income and the unamortized balance of OID investments as of September 30, 2022 totaled $0.9 million. As of September 30, 2022, we had six investments which had a PIK interest component and we recorded PIK interest income of $4.2 million during the year ended September 30, 2022.
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
Regulation as a BDC
We are a closed-end, non-diversified management investment company that has elected to be regulated as a BDC under Section 54 of the 1940 Act. As such, we are subject to regulation under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a “vote of a majority of outstanding voting securities,” as defined in the 1940 Act.

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
(1)Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is generally defined in the 1940 Act as any issuer which:
(a)is organized under the laws of, and has its principal place of business in, any state or states in the U.S.;
(b)is not an investment company (other than a small business investment company wholly owned by the BDC or otherwise excluded from the definition of investment company); and
(c)satisfies one of the following:
(i)it does not have any class of securities with respect to which a broker or dealer may extend margin credit;
(ii)it is controlled by the BDC and for which an affiliate of the BDC serves as a director;
(iii)it has total assets of not more than $4.0 million and capital and surplus of not less than $2 million;
(iv)it does not have any class of securities listed on a national securities exchange; or
(v)it has a class of securities listed on a national securities exchange, with an aggregate market value of outstanding voting and non-voting equity of less than $250.0 million.
(2)Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.
(3)Cash, cash items, government securities or high quality debt securities maturing in one year or less from the time of investment.
As of September 30, 2022, 98.8% of our assets were qualifying assets.
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
Summary Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 20 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities.
•Market conditions could negatively impact our business, results of operations, cash flows and financial condition.
•Volatility in the capital markets may make it more difficult to raise capital and may adversely affect the valuations of our investments.
•We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.
•Market interest rates may have an effect on the value of our Securities.
•Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
•The lack of liquidity of our privately held investments may adversely affect our business.
•Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.
•We often invest in transactions involving acquisitions, buyouts and recapitalizations of companies, which will subject us to the risks associated with change in control transactions.
•Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
•Any inability to renew, extend or replace our Credit Facility on terms favorable to us, or at all, could adversely impact our liquidity and ability to fund new investments or maintain distributions to our stockholders.
•We are subject to restrictions that may discourage a change of control. Certain provisions contained in our articles of incorporation and Maryland law may prohibit or restrict a change of control and adversely impact the price of our common stock.
•Our success depends on the Adviser’s ability to attract and retain qualified personnel in a competitive environment.
•Our incentive fee may induce the Adviser to make certain investments, including speculative investments.
•We may be obligated to pay the Adviser incentive compensation even if we incur a loss.
•The Adviser is not obligated to provide a credit of the base management fee or incentive fee, which could negatively impact our earnings and our ability to maintain our current level of distributions to our stockholders.
•There is a risk that you may not receive distributions or that distributions may not grow over time
•Investing in our securities may involve an above average degree of risk.
•Common shares of closed-end investment companies frequently trade at a discount to the net asset value (“NAV”) per share.

•The indentures under which the notes were issued contain limited protection for holders of the Notes.

•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
Code of Ethics
We, and all of the Gladstone Companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on the Investors section of our website under “Governance – Governance Documents” at www.GladstoneCapital.com. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2022 and all of calendar year 2023. As of September 30, 2022, the Adviser and the Administrator collectively had 71 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

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
The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:
•changes in interest rates and credit spreads;
•the availability of credit, including the price, terms, and conditions under which it can be obtained;
•the quality, pricing, and availability of suitable investments and credit losses with respect to our investments;
•the ability to obtain accurate market-based valuations;
•loan values relative to the value of the underlying assets;
•default rates on the loans underlying our investments and the amount of related losses;
•prepayment rates, delinquency rates and the timing and amount of servicer advances;
•competition;
•the actual and perceived state of the economy and capital markets generally;
•amendments or repeals of legislation, or changes in regulations or regulatory interpretations thereof, and transitions of government, including uncertainty regarding any of the foregoing;
•the national and global political environment, including foreign relations and trading policies;
•the impact of potential changes to the Code; and
•the attractiveness of other types of investments relative to investments in lower middle market companies generally.
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
Certain of our portfolio companies are in industries that have been and, in the future, may be impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.
Public health threats, including the COVID-19 pandemic, may adversely impact the businesses in which we invest and affect our business, operating results and financial condition.
Public health threats, such as COVID-19 or any other illness, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. In the event of a future public health threat, our portfolio companies may face limitations on their business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. Certain of our portfolio companies have experienced increases in health and safety expenses, payroll costs and other operating expenses and future increases are possible. These adverse economic impacts may decrease the value of the collateral securing our loans in such portfolio companies, as well as the value of our equity investments. In addition, these adverse impacts could cause certain of our portfolio companies to have difficulty meeting their debt service requirements, which in turn could lead to an increase in defaults, and/or could diminish the ability of certain of our portfolio companies to engage in liquidity events. These negative impacts on our portfolio companies and their performance may reduce the interest income we receive and/or increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations.
Risks Related to Interest Rates
Market interest rates may have an effect on the value of our securities.
One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates such as the current increases may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates have increased our borrowing costs. As a result, higher market interest rates could cause the market price of our securities to decrease.
Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR (including LIBOR replacement language), or to a lesser extent, SOFR. As interest rates have increased, the operating performance of some of our portfolio companies has been affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that further increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board will implement additional rate increases at a gradual pace, nor can there be any assurance that markets will not adversely react to rate increases.

Additional increases in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on LIBOR (including LIBOR replacement language), and to a lesser extent, SOFR. Accordingly, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
The interest rates of some of our term loans to our portfolio companies are priced using a spread over LIBOR, which will be phased out in the future.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In general, our investments in debt securities have a term of five to seven years, accrue interest at variable rates based on LIBOR and, to a lesser extent, at fixed rates. As of September 30, 2022, based on the total principal balance of debt outstanding, our portfolio consisted 75.0% of loans at variable rates using a spread over LIBOR, 13.5% of loans at variable rates using a spread over SOFR, and 11.5% of loans at fixed rates.
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

On July 27, 2017, the U.K Financial Conduct Authority (“FCA”) announced that it would phase out LIBOR as a benchmark by the end of 2021. As of December 31, 2021, all non-U.S. dollar LIBOR publications have been phased out. The phase out of a majority of the U.S. dollar publications is delayed until June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) of the Federal Reserve Bank of New York previously confirmed that this constitutes a “benchmark transition event” and established “benchmark replacement dates” in ARRC standard LIBOR transition provisions that exist in many U.S. law contracts using LIBOR. There is currently no definitive information regarding the future utilization of LIBOR.
The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Other jurisdictions have also proposed their own alternative to LIBOR, including the Sterling Overnight Index Average for Sterling markets, the Euro Short Term Rate for Euros and Tokyo Overnight Average Rate for Japanese Yens. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement tool, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United States, United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR.
To date, the majority of the loan agreements with our portfolio companies have already been amended to include fallback language providing a mechanism for the parties to negotiate a new reference interest rate in the event that LIBOR ceases to exist, and our credit facility has been similarly amended. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition and results of operations.

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
As of September 30, 2022, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 88.5% of loans at variable rates with floors and approximately 11.5% at fixed rates.
As of September 30, 2022, we did not have any hedging arrangements, such as interest rate hedges. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
There is competitive pressure in the BDC and investment company marketplace for first and second lien secured debt, resulting in lower yields for increasingly riskier investments. A large number of entities compete with us and make the types of investments that we seek to make in lower middle market companies. We compete with public and private buyout funds, public and private credit funds and other BDCs, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.
Our investments in lower middle market companies are extremely risky and could cause you to lose all or a part of your investment.
Investments in lower middle market companies are subject to a number of significant risks including the following:
•Lower middle market companies are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions are more likely to have a material adverse effect on them and the end markets in which they operate. If one of our portfolio companies is adversely impacted by a recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.

•Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions, including those created by the current market environment. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2022, there were no loans on non-accrual status. For any loans that are placed on non-accrual status in the future, we cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. Although we will sometimes seek to be the senior, secured lender to a borrower, in some of our portfolio companies we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.
•Lower middle market companies typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are lower middle market businesses, they will tend to be more vulnerable to competitors’ actions, supply chain issues and market conditions, as well as general economic downturns. In addition, our portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, or technical personnel.
•There is generally little or no publicly available information about these businesses. Because we seek to invest in privately owned businesses, there is generally little or no publicly available operating and financial information about our potential portfolio companies. As a result, we rely on our officers, the Adviser and its employees, Gladstone Securities and certain consultants to perform due diligence investigations of these portfolio companies, their operations, and their prospects. We may not learn all of the material information we need to know regarding these businesses through our investigations to make a well-informed investment decision.
•Lower middle market companies generally have less predictable operating results. We expect that our portfolio companies may have significant variations in their operating results, may from time to time be exposed to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may otherwise have a weak financial position, or may be adversely affected by changes in the business cycle. Our portfolio companies may not meet net income, cash flow, and other coverage tests typically imposed by their senior lenders. A borrower’s failure to satisfy financial or operating covenants imposed by senior lenders could lead to defaults and, potentially, foreclosure on its senior credit facility, which could additionally trigger cross-defaults in other agreements. If this were to occur, it is possible that the borrower’s ability to repay any of our loans would be jeopardized.
•Lower middle market companies are more likely to be dependent on one or two persons. Typically, the success of a lower middle market business also depends on the management talents and efforts of one or two persons or a small group of persons. The death, disability, or resignation of one or more of these persons could have a material adverse impact on our certain of our portfolio companies and, in turn, on us.
•Lower middle market companies may have limited operating histories. While we intend to target stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
•Debt securities of lower middle market companies typically are not rated by a credit rating agency. Typically, a lower middle market private business cannot or will not expend the resources to have its debt securities rated by a credit rating agency. We expect that most, if not all, of the debt securities we acquire will be unrated. Investors should assume that these loans would be at rates below “investment grade” quality. Investments rated below investment grade are often referred to as high yield securities or junk bonds and may be considered high risk as compared to investment-grade debt instruments.
•Lower middle market companies may be highly leveraged. Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
•Lower middle market companies may operate in regulated industries or provide services to governments. Some of our portfolio companies may operate in regulated industries and/or provide services to federal, state or local governments, or operate in industries that provide services to regulated industries or federal, state or local governments, any of which could lead to delayed payments for services or subject the company to changing payment and reimbursement rates or other terms.
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
Our NAV would be adversely affected if the fair value of our investments are higher than the values that we ultimately realize upon the disposal of such securities.
The valuation process for certain of our portfolio holdings creates a conflict of interest.
A substantial portion of our portfolio investments are made in the form of securities for which market quotations are not readily available. In connection with valuing these investments, the Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and the pecuniary interest in the Adviser by Mr. Gladstone, may result in a conflict of interest as the management fees that we pay the Adviser are based on our total assets less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.
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

Due to the uncertainty inherent in valuing these securities, the Valuation Team’s determinations of fair value may differ materially from the values that could be obtained if a ready market for these securities existed. Our NAV could be materially affected if the Valuation Team’s determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities.
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
In addition, we will generally not be in a position to control any portfolio company by investing in its debt securities. This is particularly true when we invest in syndicated loans, which are loans made by a larger group of investors whose investment objectives may not be completely aligned with ours. As of September 30, 2022, syndicated investments made up approximately 2.3% of our portfolio at cost, or $14.9 million. We therefore are subject to the risk that other lenders in these investments may make decisions that could decrease the value of our portfolio holdings.
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
In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2022, we received unscheduled repayments of investments totaling $151.2 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. In addition, once the proceeds have been reinvested in new portfolio companies, the yields on such new investments may also be lower than the yields on the debt securities being repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
As of September 30, 2022, we had investments in 52 portfolio companies, of which our five largest investments comprised approximately $174.5 million, or 26.9% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2022, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 22.9%; healthcare, education, and childcare companies, representing 21.0%; and diversified/conglomerate manufacturing companies, representing 17.6%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.
Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Our portfolio includes a concentration of companies related to the oil and gas industry with the fair value of these investments representing approximately $25.4 million, or 3.9% of our total portfolio at fair value as of September 30, 2022. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including rapid and significant changes in prices, and such volatility could continue or increase in the future. A substantial decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.

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
As a BDC we are required to carry our investments at market value or, if no market value is ascertainable, at fair value. We will record decreases in the market values or fair values of our investments as unrealized depreciation. Since our inception, we have, at times, incurred a cumulative net unrealized depreciation of our portfolio. Any unrealized depreciation in our investment portfolio could result in realized losses in the future and ultimately in reductions of our income available for distribution to stockholders in future periods.
Risks Related to Our External Financing
In addition to regulatory limitations on our ability to raise capital, our Credit Facility contains various covenants which, if not complied with, could accelerate our repayment obligations under the facility, thereby materially and adversely affecting our liquidity, financial condition, results of operations and ability to pay distributions.
We will have a continuing need for capital to finance our investments. As of September 30, 2022, we had $141.8 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $225.0 million, with a revolving period end date of October 31, 2023 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $336.7 million as of September 30, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. Continued compliance with the covenants in our Credit Facility depends on many factors, some of which are beyond our control.
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
We sold 430,425 and 2,737,521 common shares under our at-the-market program during the years ended September 30, 2022 and 2021, respectively. Additionally, we completed a private placement of $50.0 million aggregate principal amount of our 3.75% notes due 2027 (the “2027 Notes”) in November 2021, an offering of $100.0 million aggregate principal amount of our 5.125% notes due 2026 (the “2026 Notes”) in December 2020, and an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes in March 2021. However, there can be no assurance that we will be able to raise additional capital through issuing equity or debt in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities. We may issue “senior securities representing indebtedness” (such as borrowings under our Credit Facility and our notes payable) and “senior securities that are stock” (such as preferred stock) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on such senior security immediately after each issuance of such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or for offering expenses will not be available for distributions to stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”
•Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then-current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount to NAV, a stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.”
We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage, this potential will be further magnified. As of September 30, 2022, we incurred leverage through the Credit Facility, the 2026 Notes, and the 2027 Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(26.69)%	(16.22)%	(5.74)%	4.73%	15.21%
_____________
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2022 by the assumed rates of return and subtracting all interest on our debt to be paid during the 12 months following September 30, 2022, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2022. Based on $661.0 million in total assets, $141.8 million drawn on our Credit Facility (at cost),$150.0 million in our 2026 Notes payable (at cost), $50.0 million in our 2027 Notes payable (at cost), and $315.5 million in net assets, each as of September 30, 2022.
Based on an aggregate outstanding indebtedness of $341.8 million at cost as of September 30, 2022 and the effective annual cash interest rate of 5.3% as of that date, our investment portfolio at fair value would have had to produce an annual return of at least 2.8% to cover annual interest payments on the outstanding debt.
Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2022, we recognized $0.5 million of OID income and the unamortized balance of OID investments as of September 30, 2022 totaled $0.9 million. As of

September 30, 2022, we had six investments which had a PIK interest component and we recorded PIK interest income of $4.2 million during the year ended September 30, 2022. We collected $2.4 million in PIK interest in cash for the year ended September 30, 2022. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
Certain provisions of Maryland law applicable to us prohibit business combinations with:
•any person who beneficially owns 10.0% or more of the voting power of our common stock (an “interested stockholder”);
•an affiliate of ours who at any time within the two-year period prior to the date in question was an interested stockholder; or
•an affiliate of an interested stockholder.

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
The Adviser's liability is limited under the Advisory Agreement, and we are required to indemnify our investment adviser against certain liabilities, which may lead the Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $53.8 million as of September 30, 2022, at cost, which are primarily syndicated loan and certain participation investments. For the year ended September 30, 2022, we recognized $0.5 million of OID income and the unamortized balance of OID investments as of September 30, 2022 totaled $0.9 million. As of September 30, 2022, we had six investments which had a PIK interest component and we recorded PIK interest income of $4.2 million during the year ended September 30, 2022. We collected $2.4 million in PIK interest in cash for the year ended September 30, 2022.
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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Brubaker, our vice chairman and chief operating officer, is the vice chairman and chief operating officer of each of the Gladstone Companies. Mr. Marcotte is an executive managing director of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to us or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2022, our Board of Directors has approved the following types of co-investment transactions:
•Our affiliate, Gladstone Commercial, may, under certain circumstances, lease property to portfolio companies that we do not control. We may pursue such transactions only if (i) the portfolio company is not controlled by us or any of our affiliates, (ii) the portfolio company satisfies the tenant underwriting criteria of Gladstone Commercial, and (iii) the transaction is approved by a majority of our independent directors and a majority of the independent directors of Gladstone Commercial. We expect that any such negotiations between Gladstone Commercial and our portfolio companies would result in lease terms consistent with the terms that the portfolio companies would be likely to receive were they not portfolio companies of ours.
•We may invest simultaneously with our affiliate Gladstone Investment in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.
•Pursuant to the Co-Investment Order, under certain circumstances, we may co-invest with Gladstone Investment and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund), or any combination of the foregoing, subject to the conditions included therein.
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
The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2022, there was $141.8 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
The indentures under which the Notes were issued contain limited protection for holders of the Notes.
The indentures under which the Notes were issued offer limited protection to holders of the Notes. The terms of the indentures do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the value of the assets securing such debt, (3) indebtedness that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case, other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us from incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including preferred stock and any subordinated indebtedness, other than, dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.
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
Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
•sudden electrical or telecommunications outages;
•natural disasters such as earthquakes, tornadoes and hurricanes;
•disease pandemics;
•events arising from local or larger scale political or social matters, including terrorist acts; and
•cyber-attacks.
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
We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of the COVID-19 pandemic or other public health emergencies. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the high and low intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 11, 2022.

Quarter Ended/ Ending		Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
	NAV(A)	High	Low
Fiscal Year ended September 30, 2021:
12/31/2020	$7.61	$9.22	$6.97	21.2%	(8.4)%	$0.195
3/31/2021	8.11	10.39	8.60	28.1	6.0	0.195
6/30/2021	8.52	11.96	10.00	40.4	17.4	0.195
9/30/2021	9.28	12.05	11.01	29.8	18.6	0.195
Fiscal Year ended September 30, 2022:
12/31/2021	$9.44	$12.58	$10.26	33.3%	8.7%	$0.195
3/31/2022	9.49	12.19	9.92	28.5	4.5	0.195
6/30/2022	9.12	12.78	9.43	40.1	3.4	0.203
9/30/2022	9.08	11.19	8.21	23.2	(9.6)	0.203
Fiscal Year ending September 30, 2023:
12/31/2022 (through 11/11/2022)	*	$10.18	$8.23	*	*	$0.210
(A)NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low intraday sales prices. The NAVs per share shown are based on outstanding shares at the end of each period.
(B)The premiums (discounts) set forth in these columns represent the high or low, as applicable, intraday sale prices per share for the relevant quarter minus the NAV per share as of the end of such quarter, and therefore may not reflect the premium (discount) to NAV per share on the date of the high and low intraday sales prices.
*    Not yet available, as the NAV per share as of the end of this quarter has not yet been determined.
As of November 11, 2022, there were 38 record owners of our common stock.
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
Recent Sales of Unregistered Securities
We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2022. See “Capital Raising” below for information regarding the unregistered sale of the 2027 Notes in November 2021.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2022.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on September 29, 2017 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GLAD	Nasdaq 100 TR	S&P 500 TR	S&P BDC Index
9/29/2017	$100.00	$100.00	$100.00	$100.00
9/28/2018	110.34	128.91	117.91	104.06
9/30/2019	124.31	132.44	122.93	112.05
9/30/2020	104.61	197.00	141.55	89.94
9/30/2021	172.54	255.27	184.02	138.81
9/30/2022	139.48	192.16	155.55	118.23
Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2022 and average net assets for the quarter ended September 30, 2022.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	Up to a $25.00 Transaction Fee
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	3.48%
Loan servicing fee(5)	2.20%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.37%
Interest payments on borrowed funds(7)	5.22%
Other expenses(8)	1.18%
Total annual expenses(9)	14.45%
__________
(1)The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by the Company and its stockholders. If applicable, the prospectus or prospectus supplement relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price. In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus or prospectus supplement will also disclose the applicable sales load.
(2)The expenses of the dividend reinvestment plan, if any, are included in stock record expenses, a component of “other expenses.” If a participant elects by written notice to the plan agent prior to termination of his or her account to have the plan agent sell part or all of the shares held by the plan agent in the participant’s account and remit the proceeds to the participant, the plan agent is authorized to deduct a transaction fee, plus per share brokerage commissions, from the proceeds. The participants in the dividend reinvestment plan will bear a pro rata share of brokerage commissions incurred with respect to open market purchases, if any. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for information on the dividend reinvestment plan.
(3)The percentages presented in this table are gross of credits to any fees.
(4)In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 3.48% of the average net assets as of September 30, 2022 by dividing the total dollar amount of the management fee by our average net assets. The base management fee for the quarter ended September 30, 2022 before application of any credits was $2.7 million. From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to reduce the 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. For the quarter ended September 30, 2022, this credit to the base management fee was $34 thousand.
Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of the fees for such services are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2022, the base management fee credit was $1.2 million. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.

(5)The Adviser services, administers and collects on the loans held by Business Loan in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with the Credit Facility. For the three months ended September 30, 2022, the total loan servicing fee was $1.7 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets (2.0% quarterly and 8.0% annualized during the period from April 1, 2020 through March 31, 2023), subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%, 2.4375% during the period from April 1, 2020 through March 31, 2022, and 2.5% during the period from April 1, 2022 through March 31, 2023) in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022, 10.0% annualized during the period from April 1, 2022 through March 31, 2023). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022, and 10.0% annualized during the period from April 1, 2022 through March 31, 2023). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2022. The income-based incentive fee for the quarter ended September 30, 2022 was $1.9 million.
From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. There was no incentive fee credit for the quarter ended September 30, 2022. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.
Examples of how the incentive fee would be calculated (during the period from April 1, 2022 through March 31, 2023) are as follows:
•Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 2.00%.
•Assuming pre-incentive fee net investment income of 2.10%, the income-based incentive fee would be as follows:
= 100% x (2.10% - 2.00%)
= 0.10%
•Assuming pre-incentive fee net investment income of 2.60%, the income-based incentive fee would be as follows:
= (100% x (“catch - up”: 2.50% - 2.00%)) + (20% x (2.60% - 2.50%))
= (100% x 0.50%) + (20% x 0.10%)
= 0.50%+ 0.02%
= 0.52%
•Assuming net realized capital gains of 6% and realized capital losses and unrealized capital depreciation of 1%, the capital gains-based incentive fee would be as follows:
= 20% x (6% - 1%)

= 20% x 5%
= 1%
For a more detailed discussion of the calculation of the two-part incentive fee, see “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement.”
(7)Includes amortization of deferred financing costs. As of September 30, 2022, we had $141.8 million in borrowings outstanding under our Credit Facility and $197.6 million in notes payable, net. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Revolving Line of Credit” for additional information regarding the Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Notes Payable” for additional information regarding our notes payable.
(8)Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by the Administrator in performing its obligations under the Administration Agreement for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.
(9)Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2022 (except as set forth in footnote 9), would be $45.6 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses, based on actual amounts incurred for the quarter ended September 30, 2022, would be $33.8 million or 10.73% as a percentage of net assets.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income (1)(2)	$127	$352	$544	$909
assuming a 5% annual return consisting entirely of capital gains (2)(3)	$136	$373	$572	$937
(1)While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Additionally, we have assumed that the entire amount of such 5% annual return would constitute ordinary income as we have not historically realized positive capital gains (computed net of all realized capital losses) on our investments. Because the assumed 5% annual return is significantly below the hurdle rate of 7% (annualized, 8% annualized during the period from April 1, 2020 through March 31, 2023) that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5% annual return on our investments.
(2)While the example assumes reinvestment of all dividends and distributions at NAV, participants in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the average cost of shares of our common stock purchased in the open market in the period beginning on or before the payment date of the distribution and ending when the plan agent has expended for such purchases all of the cash that would have been otherwise payable to participants. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Distributions and Dividends to Stockholders—Dividend Reinvestment Plan” for additional information regarding our dividend reinvestment plan.
(3)For purposes of this example, we have assumed that the entire amount of such 5% annual return would constitute capital gains and that no accumulated capital losses or unrealized depreciation exist that would have to be overcome first before a capital gains based incentive fee is payable.
Senior Securities
Information about our senior securities is shown in the following table for the audited periods as of our last ten fiscal years. The information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of September 30, 2022, is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facilities
September 30, 2022	$141,800,000	$1,904	$—	N/A
September 30, 2021	50,500,000	2,307	$—	N/A
September 30, 2020	128,000,000	2,026	—	N/A
September 30, 2019	66,900,000	3,369	—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
September 30, 2015	127,300,000	2,946	—	N/A
September 30, 2014	36,700,000	3,054	—	N/A
September 30, 2013	46,900,000	3,410	—	N/A
Series 2016 Term Preferred Stock (5)
September 30, 2013	$38,497,050	$3,410	$25.00	$25.49
Series 2021 Term Preferred Stock (6)
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
September 30, 2015	61,000,000	1,993	25.00	25.02
September 30, 2014	61,000,000	3,054	25.00	24.45
Series 2024 Term Preferred Stock (7)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
6.125% Notes due 2023 (8)
September 30, 2020	57,500,000	2,026	—	25.28
September 30, 2019	57,500,000	3,369	—	26.18
5.375% Notes due 2024 (9)
September 30, 2021	$38,812,500	$2,307	$—	$25.33
September 30, 2020	38,812,500	2,026	—	24.49
5.125% Notes due 2026
September 30, 2022	$150,000,000	$1,904	$—	N/A
September 30, 2021	150,000,000	2,307	$—	N/A
3.75% Notes due 2027
September 30, 2022	$50,000,000	$1,904	$—	N/A
(1)Total amount of each class of senior securities outstanding at the end of the period presented.

(2)Asset coverage ratio for a class of our “senior securities representing indebtedness” means the ratio of the value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of “senior securities representing indebtedness” and asset coverage ratio for a class of our “senior securities that are stock” means the ratio of the value of our total assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of “senior securities representing indebtedness” plus the aggregate involuntary liquidation preference of a class of “senior security that is stock.” Asset coverage per unit is the asset coverage ratio expressed in terms of dollar amounts per one thousand dollars of indebtedness.
(3)The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)Only applicable to our Term Preferred Stock, 6.125% notes due 2023 (the “2023 Notes”) and 5.375% notes due 2024 (“the 2024 Notes”) because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing prices of the securities on the Nasdaq during the last 10 trading days of the period. Average market value per unit for our Series 2024 Term Preferred Stock for September 30, 2017 is the average of the closing prices of the shares on the Nasdaq during the last seven trading days of the period as the stock began trading on September 21, 2017.
(5)In November 2011, we issued 1,539,882 shares of 7.125% Series 2016 Term Preferred Stock (the “Series 2016 Term Preferred Stock”) through a public offering and subsequent exercise of an overallotment option. In May 2014, we voluntarily redeemed all outstanding shares of our Series 2016 Term Preferred Stock and therefore had no Series 2016 Term Preferred Stock outstanding at September 30, 2015.
(6)In May 2014, we issued 2,440,000 shares of 6.75% Series 2021 Term Preferred Stock (the “Series 2021 Term Preferred Stock”) through a public offering and subsequent exercise of an overallotment option. In September 2017, we voluntarily redeemed all outstanding shares of our Series 2021 Term Preferred Stock and therefore had no Series 2021 Term Preferred Stock outstanding at September 30, 2017.
(7)In September 2017, we issued 2,070,000 shares of Series 2024 Term Preferred Stock through a public offering and subsequent exercise of an overallotment option. In October 2019, we voluntarily redeemed all outstanding shares of our Series 2024 Term Preferred Stock.
(8)In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment option. In January 2021, we voluntarily redeemed all of the 2023 Notes.
(9)In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment option. In November 2021, we voluntarily redeemed all of the 2024 Notes.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2022, our investment portfolio was made up of approximately 90.7% debt investments and 9.3% equity investments, at cost.
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
Business
Portfolio and Investment Activity
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the 30-day LIBOR or one-month Term SOFR) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.
Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.
During the year ended September 30, 2022, we invested $215.3 million in 14 new portfolio companies and extended $59.6 million in investments to existing portfolio companies. In addition, during the year ended September 30, 2022, we exited eight portfolio companies through early payoffs or a restructure. We received a total of $175.8 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits as well as principal repayments by existing portfolio companies during the year ended September 30, 2022. This activity resulted in a net increase in our overall portfolio by six portfolio companies to 52 and a net increase of $109.5 million in our portfolio at cost since September 30, 2021. From our initial public offering in August 2001 through September 30, 2022, we have made 609 different loans to, or investments in, 268 companies for a total of approximately $2.5 billion, before giving effect to principal repayments on investments and divestitures.

During the year ended September 30, 2022, the following significant transactions occurred:
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

•In December 2021, we invested $16.8 million in HH-Inspire Acquisition, Inc. (“HH-Inspire”) through secured first lien debt and preferred equity. In June 2022, we invested an additional $11.5 million in HH-Inspire through secured first lien debt. In August 2022, we invested an additional $0.2 million in HH-Inspire through additional preferred equity. In September 2022, we invested an additional $8.0 million in HH-Inspire through secured first lien debt.

•In January 2022, our investment in Belnick, Inc. paid off at par for net cash proceeds of $10.0 million.

•In March 2022, we invested $5.0 million in Pansophic Learning Ltd., an existing portfolio company, through secured first lien debt.

•In March 2022, our investment in NetFortris Corp. was sold, which resulted in the recognition of success fee income of $3.2 million. In connection with the sale, we received net cash proceeds of $29.0 million, including the repayment of our debt investment of $28.8 million at par. We continue to retain an equity investment in NetFortris Holdings LLC with a cost basis of $0.8 million and fair value of $0.5 million as of September 30, 2022.

•In April 2022, we invested $12.0 million in Axios Industrial Group, LLC through secured first lien debt.

•In April 2022, we invested $14.4 million in Salvo Technologies, Inc. through secured first lien debt and membership units.

•In May 2022, we invested $21.8 million in Viva Railings, LLC through secured first lien debt.

•In June 2022, our investment in LWO Acquisitions Company LLC (“LWO”) was restructured upon emergence from Chapter 11 bankruptcy protection. As part of the restructuring, our existing $16.8 million debt investment in LWO was converted to $3.3 million of first lien debt and $6.8 million of common equity in Lonestar EMS, LLC. In conjunction with the restructuring, we recorded a net realized loss of approximately $8.5 million, including the write off of approximately $1.8 million in other receivables.

•In August 2022, we invested $28.8 million in Giving Home Health Care LLC through secured second lien debt and common equity warrants.

•In August 2022, we invested $15.0 million in Sokol & Company Holdings, LLC through secured first lien debt and common equity.

•In August 2022, we invested an additional $2.5 million in Gray Matter Systems, LLC, an existing investment, through secured second lien debt.

•In September 2022, we invested an additional $10.5 million in Antenna Research Associates, Inc., an existing investment, through secured first lien debt.

•In September 2022, we extended Salt and Straw, LLC a $2.0 million line of credit commitment and an $11.5 million delayed draw term loan commitment. We funded $0.8 million on the line of credit at close.

•In September 2022, Unirac, Inc. was sold. In conjunction with the sale, we received net cash proceeds of $11.8 million, including the repayment of our debt investment at par and a $0.1 million prepayment penalty.

•In September 2022, we invested $15.0 million in Unirac Holdings, Inc. through secured first lien debt. We also extended Unirac Holdings, Inc. a $2.2 million line of credit commitment and a $2.8 million delayed draw term loan commitment, both of which were both unfunded at close.
Syndicated Investments
•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.

•In January 2022, our investment in Keystone Acquisition Corp. paid off at par for net cash proceeds of $4.0 million.
Refer to Note 15—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2022.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to our line of credit under the Credit Facility and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2023, and currently have a total commitment amount of $225.0 million. We sold 430,425 and 2,737,521 common shares under our at-the-market program during the years ended September 30, 2022 and 2021, respectively. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
Although we were able to access the capital markets historically and in recent years, market conditions may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below NAV per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. On September 30, 2022, the closing market price of our common stock was $8.49 per share, a 6.5% discount to our September 30, 2022 NAV per share of $9.08.
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
As of September 30, 2022, our asset coverage on our “senior securities representing indebtedness” was 190.4%.
Recent Developments
Credit Facility
In October 2022, we entered into Amendment No. 3 to the Credit Facility to increase the commitment amount by $20.0 million from $225.0 million to $245.0 million, as permitted under the terms of the Credit Facility.
Distributions
In October 2022, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 21, 2022	October 31, 2022	$0.07
November 18, 2022	November 30, 2022	0.07
December 20, 2022	December 30, 2022	0.07
	Total for the Quarter	$0.21

Election of Director

Effective October 11, 2022, Paula Novara was elected to our Board of Directors. Ms. Novara also serves as head of human resources, facilities and office management and IT of the Adviser and certain of its affiliates.

LIBOR Transition
In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR or SOFR) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR is currently expected to transition to a new standard rate, the SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. The majority of the new variable rate debt investments that we made during the quarter ended September 30, 2022 are based on SOFR and certain of our other existing investments have been transitioned to SOFR. Further, the majority of our outstanding loan agreements for variable rate debt investments that are still based on one-month LIBOR have been amended to include LIBOR replacement language should LIBOR cease to exist. Assuming that SOFR replaces LIBOR, we expect that there should be minimal impact on our operations. In addition, our Credit Facility has been amended to update the reference rate from LIBOR to SOFR plus an 11 basis point credit spread adjustment.
Impact of Inflation

We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the six months ended September 30, 2022, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. See “Risk Factors— We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”

RESULTS OF OPERATIONS
Comparison of the Year Ended September 30, 2022 to the Year Ended September 30, 2021

	For the Year Ended September 30,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$53,988	$49,959	$4,029	8.1%
Other income	9,162	3,835	5,327	138.9
Total investment income	63,150	53,794	9,356	17.4
EXPENSES
Base management fee	10,247	8,674	1,573	18.1
Loan servicing fee	6,329	5,579	750	13.4
Incentive fee	7,511	5,746	1,765	30.7
Administration fee	1,610	1,438	172	12.0
Interest expense	12,966	11,513	1,453	12.6
Amortization of deferred financing costs	1,175	1,347	(172)	(12.8)
Other expenses	2,165	1,907	258	13.5
Expenses, before credits from Adviser	42,003	36,204	5,799	16.0
Credit to base management fee – loan servicing fee	(6,329)	(5,579)	(750)	13.4
Credit to fees from Adviser – other	(4,803)	(2,953)	(1,850)	62.6
Total expenses, net of credits	30,871	27,672	3,199	11.6
NET INVESTMENT INCOME	32,279	26,122	6,157	23.6

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	5,416	4,179	1,237	29.6
Net realized gain (loss) on other	(243)	(999)	756	(75.7)
Net unrealized appreciation (depreciation) of investments	(17,538)	55,347	(72,885)	(131.7)
Net unrealized appreciation (depreciation) of other	—	(350)	350	(100.0)
Net gain (loss) from investments and other	(12,365)	58,177	(70,542)	(121.3)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,914	$84,299	$(64,385)	(76.4)%
PER BASIC AND DILUTED COMMON SHARE
Net investment income	$0.94	$0.79	$0.15	19.0%
Net increase (decrease) in net assets resulting from operations	$0.58	$2.54	$(1.96)	(77.2)%
Investment Income
Interest income increased by 8.1% for the year ended September 30, 2022, as compared to the prior year. The increase was due primarily to an increase in the weighted average principal balance of our interest-bearing portfolio, partially offset by a decrease in the weighted average yield on our interest-bearing portfolio. The weighted average principal balance of our interest-bearing investment portfolio for the year ended September 30, 2022, was $517.0 million, compared to $462.8 million for the year ended September 30, 2021, an increase of $54.2 million, or 11.7%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased slightly to 10.4% for the year ended September 30, 2022, compared to 10.6% for the year ended September 30, 2021, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by competitive marketplace conditions.

As of September 30, 2022 and 2021, there were no loans on non-accrual status.
Other income increased by 138.9% during the year ended September 30, 2022, as compared to the prior year period primarily due to a $4.6 million increase in success fees received and a $1.2 million increase in dividend income year over year.
As of September 30, 2022 and 2021, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $3.2 million, or 11.6%, for the year ended September 30, 2022 as compared to the prior year. This increase was primarily due to a $1.8 million increase in the net incentive fee and a $1.5 million increase in interest expense on borrowings.
Total interest expense on borrowings and notes payable increased by $1.5 million, or 12.6%, during the year ended September 30, 2022 compared to the prior year. This increase was driven by an increase in interest rates and a change in the composition of our overall debt financing. Interest expense on our notes payable increased by $1.0 million year over year with the issuance of the 2027 Notes in November 2021 and the 2026 Notes in December 2020 and March 2021, partially offset by the redemption of the 2023 Notes in January 2021 and the 2024 Notes in November 2021. Interest expense on our Credit Facility increased by $0.4 million period over period, driven primarily by an increase in the effective interest rate on our Credit Facility, partially offset by a decrease in the weighted average balance outstanding on our Credit Facility and a decrease in unused commitment fees, period over period. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 6.1% during the year ended September 30, 2022, compared to 5.0% during the prior year. The increase in the effective interest rate was driven primarily by an increase in interest rates. The weighted average balance outstanding on our Credit Facility was $56.1 million during the year ended September 30, 2022, as compared to $59.4 million in the prior year, a decrease of 5.6%.
The gross base management fee earned by the Adviser increased by $1.6 million, or 18.1%, during the year ended September 30, 2022, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee year over year.
The income-based incentive fee increased by $1.8 million, or 30.7%, for the year ended September 30, 2022, as compared to the prior year, due to higher pre-incentive fee net investment income over the respective periods. Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.4 million and $0.5 million, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of our distributions to common stockholders during the years ended September 30, 2022 and 2021, respectively.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4— Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2022	2021
Average total assets subject to base management fee(A)	$585,543	$495,657
Multiplied by annual base management fee of 1.75%	1.75%	1.75%
Base management fee (B)	10,247	8,674
Portfolio company fee credit	(4,196)	(2,195)
Syndicated loan fee credit	(170)	(307)
Net Base Management Fee	$5,881	$6,172

Loan servicing fee(B)	$6,329	$5,579
Credit to base management fee – loan servicing fee(B)	(6,329)	(5,579)
Net Loan Servicing Fee	$—	$—

Incentive fee(B)	$7,511	$5,746
Incentive fee credit	(437)	(451)
Net Incentive Fee	$7,074	$5,295

Portfolio company fee credit	$(4,196)	$(2,195)
Syndicated loan fee credit	(170)	(307)
Incentive fee credit	(437)	(451)
Credit to Fees from Adviser—Other(B)	$(4,803)	$(2,953)
(A)Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the period.
(B)Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report.
Realized Loss and Unrealized Appreciation
Net Realized Gain (Loss) on Investments
For the year ended September 30, 2022, we recorded a net realized gain on investments of $5.4 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc., partially offset by a $8.5 million realized loss recognized on the restructuring of our investment in LWO.
For the year ended September 30, 2021, we recorded a net realized gain on investments of $4.2 million, which resulted primarily from a $5.3 million net realized gain recognized from the exit of AG Transportation Holdings, LLC, a $0.6 million net realized gain from the exit of American Trailer Rental Group LLC and gains from previous exits of certain other investments, partially offset by a $2.4 million net realized loss on our investment in Edmentum Ultimate Holdings, LLC.

Net Unrealized Appreciation of Investments
During the year ended September 30, 2022, we recorded net unrealized depreciation of investments in the aggregate amount of $17.5 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2022 were as follows:

	Year Ended September 30, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
LWO Acquisitions Company LLC	$(8,496)	$(328)	$14,119	$5,295
ENET Holdings, LLC	—	4,785	447	5,232
NetFortris Holdings LLC	—	3,949	(284)	3,665
WB Xcel Holdings, LLC	—	2,937	—	2,937
Imperative Holdings Corporation	—	2,195	—	2,195
R2i Holdings, LLC	—	620	—	620
TNCP Intermediate HoldCo, LLC	—	609	—	609
AG Transportation Holdings, LLC	468	—	—	468
HH-Inspire Acquisition, Inc.	—	(277)	—	(277)
Axios Industrial Group, LLC	—	(345)	—	(345)
ALS Education, LLC	—	(351)	—	(351)
GFRC Holdings, LLC	—	(357)	—	(357)
SpaceCo Holdings, LLC	—	(359)	—	(359)
Café Zupas	—	(386)	—	(386)
Tailwind Smith Cooper Intermediate Corporation	—	(416)	—	(416)
Viva Railings, L.L.C.	—	(436)	—	(436)
PIC 360, LLC	—	(529)	—	(529)
Eegee's LLC	—	(536)	—	(536)
8th Avenue Food & Provisions, Inc.	—	(622)	—	(622)
DKI Ventures, LLC	—	(645)	—	(645)
Triple H Food Processors, LLC	—	(814)	—	(814)
Ohio Armor Holdings, LLC	—	(1,136)	—	(1,136)
Defiance Integrated Technologies, Inc.	—	(1,468)	(28)	(1,496)
MCG Energy Solutions, LLC	—	(1,549)	—	(1,549)
Lignetics, Inc.	13,408	—	(14,958)	(1,550)
Engineering Manufacturing Technologies, LLC	—	(1,593)	—	(1,593)
Targus Cayman HoldCo, Ltd.	—	(2,052)	—	(2,052)
B+T Group Acquisition Inc.	—	(3,350)	—	(3,350)
Encore Dredging Holdings, LLC	—	(3,353)	—	(3,353)
Edge Adhesives Holdings, Inc.	—	(3,590)	—	(3,590)
Lonestar EMS, LLC	—	(6,970)	—	(6,970)
Other, net (<$500)	36	(124)	(343)	(431)
Total:	$5,416	$(16,491)	$(1,047)	$(12,122)
The primary driver of net unrealized depreciation of $17.5 million for the year ended September 30, 2022 was the reversal of unrealized depreciation associated with the exit of our investment in Lignetics, Inc., the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, a pricing decrease in the broadly syndicated loan market, and the decline in the financial and operational performance of certain of our other portfolio companies, partially offset by the reversal of unrealized depreciation associated with the restructuring of our investment in LWO and unrealized appreciation recognized on ENET Holdings, LLC and NetFortris Holdings LLC.

During the year ended September 30, 2021, we recorded net unrealized appreciation of investments in the aggregate amount of $55.3 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2021 were as follows:

	Year Ended September 30, 2021
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Lignetics, Inc.	$—	$14,420	$—	$14,420
Antenna Research Associates, Inc.	—	9,306	—	9,306
B+T Group Acquisition Inc.	—	6,453	—	6,453
AG Transportation Holdings, LLC	5,289	6,788	(7,934)	4,143
Targus Cayman HoldCo, Ltd.	—	4,125	—	4,125
Defiance Integrated Technologies, Inc.	—	2,535	—	2,535
Imperative Holdings Corporation	—	2,281	—	2,281
Leeds Novamark Capital I, L.P	—	2,219	—	2,219
MCG Energy Solutions, LLC	—	1,659	—	1,659
PIC 360, LLC	—	1,641	—	1,641
Triple H Food Processors, LLC	—	1,523	—	1,523
Encore Dredging Holdings, LLC	—	1,443	—	1,443
TNCP Intermediate HoldCo, LLC	—	1,252	—	1,252
Iten Defense, LLC	—	798	—	798
Tailwind Smith Cooper Intermediate Corporation	—	789	—	789
American Trailer Rental Group LLC	598	1,213	(1,042)	769
EL Academies, Inc.	—	760	—	760
Café Zupas	—	746	—	746
DKI Ventures, LLC	—	732	—	732
Sea Link International IRB, Inc.	—	662	—	662
Canopy Safety Brands, LLC	—	657	—	657
SpaceCo Holdings, LLC	—	500	—	500
Keystone Acquisition Corp.	—	481	—	481
Edmentum Ultimate Holdings, LLC	(2,351)	—	2,770	419
Medical Solutions Holdings, Inc.	—	406	—	406
R2i Holdings, LLC	—	351	—	351
Belnick, Inc.	—	350	—	350
Vertellus Holdings LLC	(41)	—	313	272
Gray Matter Systems, LLC	—	260	—	260
Unirac, Inc.	—	238	—	238
ALS Education, LLC	—	237	—	237
Magpul Industries Corp.	—	210	(210)	—
Drive Chassis Holdco, LLC	—	260	(261)	(1)
Precision International, LLC	354	(184)	(332)	(162)
GFRC Holdings, LLC	—	(548)	—	(548)
LWO Acquisitions Company LLC	—	(609)	—	(609)
ENET Holdings, LLC	—	(674)	—	(674)
NetFortris Corp.	—	(1,371)	—	(1,371)
Other, net (<$500)	330	72	62	464
Total:	$4,179	$61,981	$(6,634)	$59,526
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

As of September 30, 2022, the fair value of our investment portfolio was less than its cost basis by approximately $6.4 million and our entire investment portfolio was valued at 99.0% of cost, as compared to cumulative net unrealized appreciation of $11.1 million and a valuation of our entire portfolio at 102.0% of cost as of September 30, 2021.
Net Unrealized (Appreciation) Depreciation of Other
During the year ended September 30, 2021, we recorded $0.4 million of unrealized depreciation on our Credit Facility at fair value. No such amounts were recorded during the year ended September 30, 2022.
The comparison of the fiscal year ended September 30, 2021 to the fiscal year ended September 30, 2020 can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, as filed with the SEC on November 15, 2021, located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Net cash used in operating activities for the year ended September 30, 2022 was $76.4 million as compared to $14.1 million for the year ended September 30, 2021. The change was primarily due to an increase in purchases of investments. Purchases of investments were $274.9 million during the year ended September 30, 2022 compared to $181.8 million during the year ended September 30, 2021.
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
As of September 30, 2022, we had loans to, syndicated participations in or equity investments in 52 companies, with an aggregate cost basis of approximately $656.1 million. As of September 30, 2021, we had loans to, syndicated participations in or equity investments in 46 companies, with an aggregate cost basis of approximately $546.5 million.

The following table summarizes our total portfolio investment activity during the years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022	2021
Beginning investment portfolio, at fair value	$557,612	$450,400
New investments	215,254	138,992
Disbursements to existing portfolio companies	59,644	42,849
Scheduled principal repayments	(8,838)	(4,854)
Unscheduled principal repayments	(151,154)	(121,962)
Net proceeds from sales of investments	(15,758)	(12,457)
Net unrealized appreciation (depreciation) of investments	(16,491)	61,981
Reversal of prior period net appreciation (depreciation) of investments	(1,047)	(6,634)
Net realized gain (loss) on investments	5,416	4,179
Increase in investment balance due to PIK interest (A)	4,532	5,994
Net change in premiums, discounts and amortization	445	(876)
Ending Investment Portfolio, at Fair Value	$649,615	$557,612
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2022.

Year Ending September 30,	Amount
2023(A)	$17,708
2024	58,399
2025	80,786
2026	155,974
2027	246,348
Thereafter	36,975
Total contractual repayments	$596,190
Adjustments to cost basis of debt investments	(1,142)
Investments in equity securities	61,005
Investments held as of September 30, 2022 at Cost:	$656,053
(A)Includes debt investments with contractual principal amounts totaling $0.3 million for which the maturity date has passed as of September 30, 2022.
Financing Activities
Net cash provided by financing activities for the year ended September 30, 2022 was $77.7 million, which consisted primarily of $91.3 million in net borrowings on our Credit Facility and $50.0 million in gross proceeds from the issuance of notes payable, partially offset by $38.8 million used in the redemption of our 2024 Notes and $27.3 million in distributions to common shareholders.
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
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, during the year ended September 30, 2022, we paid monthly cash distributions of $0.065 per common share for the months of October 2021 through March 2022 and paid monthly cash distributions of $0.0675 per common share for the months of April 2022 through September 2022. These distributions totaled an aggregate of $27.3 million. During the year ended September 30, 2021, we paid monthly cash distributions of $0.065 per common share for each month, which totaled an aggregate of $26.0 million. During the year ended September 30, 2020, we paid monthly cash distributions of $0.07 per common share for the months of October 2019 through March 2020 and paid monthly cash distributions of $0.065 per common share for the months of April 2020 through September 2020. These distributions totaled an aggregate of $25.2 million. In October 2022, our Board of Directors declared a monthly distribution of $0.07 per common share for each of October, November, and December 2022. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2023. From inception through September 30, 2022, we have paid 236 monthly or quarterly consecutive distributions to common stockholders totaling approximately $423.6 million or $21.83 per share.
For the fiscal years ended September 30, 2022, 2021, and 2020, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million, $1.0 million, and $0.4 million, respectively.
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

Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2022, we had the ability to issue up to an additional $295.5 million in securities under the registration statement.
Common Stock
In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the year ended September 30, 2022, we sold 430,425 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.53 per share and raised $4.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million. As of September 30, 2022, we had a remaining capacity to sell up to an additional $47.8 million of our common stock under the Jefferies Sales Agreement.
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
On September 30, 2022, the closing market price of our common stock was $8.49 per share, a 6.5% discount to our September 30, 2022 NAV per share of $9.08.
Revolving Line of Credit
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

On September 12, 2022, we, through Business Loan, entered into Amendment No. 1 to the Credit Facility to update the reference rate from LIBOR to Term SOFR plus an 11 basis point credit spread adjustment. On September 20, 2022, we, through Business Loan, entered into Amendment No. 2 to the Credit Facility to increase the size of the credit facility by $50.0 million from $175.0 million to $225.0 million, as permitted under the terms of the Credit Facility.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $336.7 million as of September 30, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness" of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2022, and as defined in our Credit Facility, we had a net worth of $512.3 million, asset coverage on our “senior securities representing indebtedness” of 190.4% and an active status as a BDC and RIC. In addition, as of September 30, 2022, we had 33 obligors in our Credit Facility’s borrowing base and we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our Credit Facility.
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

In April 2022, pursuant to the registration rights agreement we entered into in connection with the 2027 Notes, we conducted an exchange offer through which we offered to exchange all of our then outstanding 2027 Notes (the “Restricted Notes”) that were issued on November 4, 2021, for an equal aggregate principal amount of our new 3.75% Notes due 2027 (the “Exchange Notes”) that had been registered with the SEC under the Securities Act. The terms of the Exchange Notes are identical to those of the outstanding Restricted Notes, except that the transfer restrictions and registration rights relating to the Restricted Notes do not apply to the Exchange Notes, and the Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of September 30, 2022 and 2021, we had off-balance sheet success fee receivables on our accruing debt investments of $4.7 million and $11.7 million (or approximately $0.13 per common share and $0.34 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2022 and 2021 to be immaterial.
The following table shows our contractual obligations as of September 30, 2022, at cost:

Contractual Obligations(A)	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$141,800	$—	$141,800
Notes Payable	—	—	200,000	—	200,000
Interest expense on debt obligations(C)	18,755	37,509	6,297	—	62,561
Total	$18,755	$37,509	$348,097	$—	$404,361
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $74.8 million, at cost, as of September 30, 2022.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2022.
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
The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For syndicated loans that have been rated by an SEC registered Nationally Recognized Statistical Rating Organization (“NRSRO"), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO would for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.
The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2022 and 2021, representing approximately 97.9% and 95.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2022	2021
Highest	10.0	10.0
Average	7.1	6.6
Weighted Average	7.6	7.0
Lowest	1.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2022 and 2021, representing approximately 1.6% and 3.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2022	2021
Highest	4.0	5.0
Average	3.4	4.6
Weighted Average	3.6	4.5
Lowest	3.0	4.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2022 and 2021, representing approximately 0.5% and 0.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2022	2021
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy; overall market changes, including due to inflation; local, regional or global political, social or economic instability; and interest rate fluctuations.
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
All of our variable-rate debt investments have rates generally associated with either the current LIBOR, SOFR, or prime rate. As of September 30, 2022, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.5%
Fixed rates	11.5
Total	100.0%
To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2022 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations(B)
Up 200 basis points	$10,552	$2,836	$7,716
Up 100 basis points	5,276	1,418	3,858
Up 50 basis points	2,638	709	1,929
Down 50 basis points	(2,638)	(709)	(1,929)
Down 100 basis points	(5,276)	(1,418)	(3,858)
Down 200 basis points	(9,739)	(2,836)	(6,903)
(A)Illustrates the potential impact of changes in market rates as compared to 30-day LIBOR of 3.14% and 30-day SOFR of 3.04% as of September 30, 2022.
(B)Excludes the potential impact of changes in incentive fees.

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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2022.
November 14, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2022 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of September 30, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended September 30, 2019, 2018, 2017, 2016, 2015, 2014, and 2013 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended September 30, 2022, appearing on pages 47-48 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2022 and 2021 by correspondence with the custodian, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $643.16 million of total level 3 investments at fair value as of September 30, 2022. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range. The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments using a total enterprise value or yield analysis due to the use of significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, either (i) testing management’s process for determining the fair value estimate, including testing the completeness and accuracy of data provided by management, evaluating the appropriateness of management’s valuation methods, and evaluating the reasonableness of the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis by considering current and past performance of the investment, consistency of the unobservable inputs with external market data and evidence obtained in other areas of the audit, and management’s historical forecasting accuracy, or (ii) the involvement of professionals with specialized skill and knowledge to assist in developing an independent fair value estimate for certain level 3 investments and comparison of management’s estimate to the independently developed estimate. Developing an independent fair value estimate involved testing the completeness and accuracy of data provided by management and independently developing significant unobservable inputs related to the modified discount rate for those investments valued using a yield analysis and the EBITDA and EBITDA multiples or revenue and revenue multiples for those investments valued using a total enterprise value.
/s/ PricewaterhouseCoopers LLP
Washington, DC
November 14, 2022
We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2022	September 30, 2021
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $571,736 and $447,566, respectively)	$574,811	$454,601
Affiliate investments (Cost of $49,412 and $70,682, respectively)	39,091	82,281
Control investments (Cost of $34,905 and $28,264, respectively)	35,713	20,730
Cash and cash equivalents	2,011	671
Restricted cash and cash equivalents	96	175
Interest receivable, net	2,737	2,361
Due from administrative agent	3,199	2,951
Deferred financing costs, net	836	1,033
Other assets, net	2,474	1,697
TOTAL ASSETS	$660,968	$566,500
LIABILITIES
Line of credit at fair value (Cost of $141,800 and $50,500, respectively)	$141,800	$50,500
Notes payable, net of unamortized deferred financing costs of $2,393 and $2,202, respectively	197,607	186,611
Accounts payable and accrued expenses	500	490
Interest payable	2,517	1,797
Fees due to Adviser(A)	2,104	2,255
Fee due to Administrator(A)	423	382
Other liabilities	530	6,026
TOTAL LIABILITIES	$345,481	$248,061
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 34,734,796 and 34,304,371 shares issued and outstanding, respectively	$35	$34
Capital in excess of par value(C)	395,542	392,494
Cumulative net unrealized appreciation (depreciation) of investments	(6,438)	11,100
Under (over) distributed net investment income(C)	(500)	149
Accumulated net realized losses	(73,152)	(85,338)
Total distributable loss	(80,090)	(74,089)
TOTAL NET ASSETS	$315,487	$318,439
NET ASSET VALUE PER COMMON SHARE	$9.08	$9.28
(A)Refer to Note 4—Related Party Transactions for additional information.
(B)Refer to Note 11—Commitments and Contingencies for additional information.
(C)Refer to Note 9—Distributions to Common Stockholders for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2022	2021	2020
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$43,771	$40,953	$37,469
Affiliate investments	3,523	4,815	4,296
Control investments	2,454	1,646	1,661
Cash and cash equivalents	11	—	17
Total interest income (excluding PIK interest income)	49,759	47,414	43,443
PIK interest income
Non-Control/Non-Affiliate investments	4,014	2,545	2,578
Affiliate investments	215	—	—
Total PIK interest income	4,229	2,545	2,578
Total interest income	53,988	49,959	46,021
Success fee income
Non-Control/Non-Affiliate investments	3,231	202	350
Affiliate investments	1,563	—	—
Total success fee income	4,794	202	350
Dividend income
Non-Control/Non-Affiliate investments	2,181	1,645	166
Control investments	1,281	611	559
Total dividend income	3,462	2,256	725
Other income	906	1,377	863
Total investment income	63,150	53,794	47,959
EXPENSES
Base management fee(A)	10,247	8,674	7,568
Loan servicing fee(A)	6,329	5,579	5,819
Incentive fee(A)	7,511	5,746	5,251
Administration fee(A)	1,610	1,438	1,430
Interest expense on line of credit and notes payable	12,966	11,513	9,991
Amortization of deferred financing costs	1,175	1,347	1,484
Professional fees	803	806	877
Other general and administrative expenses	1,362	1,101	1,228
Expenses, before credits from Adviser	42,003	36,204	33,648
Credit to base management fee - loan servicing fee(A)	(6,329)	(5,579)	(5,819)
Credit to fees from Adviser - other(A)	(4,803)	(2,953)	(5,033)
Total expenses, net of credits	30,871	27,672	22,796
NET INVESTMENT INCOME	32,279	26,122	25,163
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	504	4,179	(7,413)
Affiliate investments	13,408	—	(63)
Control investments	(8,496)	—	—
Other	(243)	(999)	(1,407)
Total net realized gain (loss)	5,173	3,180	(8,883)
Net unrealized appreciation (depreciation):

Non-Control/Non-Affiliate investments	(3,960)	33,786	(11,355)
Affiliate investments	(21,920)	16,742	(1,643)
Control investments	8,342	4,819	(5,672)
Other	—	(350)	517
Total net unrealized appreciation (depreciation)	(17,538)	54,997	(18,153)
Net realized and unrealized gain (loss)	(12,365)	58,177	(27,036)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,914	$84,299	$(1,873)
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.94	$0.79	$0.81
Net increase (decrease) in net assets resulting from operations	$0.58	$2.54	$(0.06)
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	34,351,663	33,234,482	31,040,852
(A)Refer to Note 4—Related Party Transactions for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2022	2021	2020
OPERATIONS
Net investment income	$32,279	$26,122	$25,163
Net realized gain (loss) on investments	5,416	4,179	(7,476)
Net realized loss on other	(243)	(999)	(1,407)
Net unrealized appreciation (depreciation) of investments	(17,538)	55,347	(18,670)
Net unrealized appreciation (depreciation) of other	—	(350)	517
Net increase (decrease) in net assets from operations	19,914	84,299	(1,873)
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.76, $0.75, and $0.80 per share, respectively)(A)	(25,916)	(24,987)	(24,752)
Distributions to common stockholders from return of capital ($0.04, $0.03, and $0.01 per share, respectively)(A)	(1,406)	(985)	(411)
Net decrease in net assets from distributions	(27,322)	(25,972)	(25,163)
CAPITAL TRANSACTIONS
Issuance of common stock	4,533	26,850	11,664
Offering costs for issuance of common stock	(77)	(481)	(215)
Net increase (decrease) in net assets from capital transactions	4,456	26,369	11,449
NET INCREASE (DECREASE) IN NET ASSETS	(2,952)	84,696	(15,587)
NET ASSETS, BEGINNING OF YEAR	318,439	233,743	249,330
NET ASSETS, END OF YEAR	$315,487	$318,439	$233,743
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$19,914	$84,299	$(1,873)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(274,898)	(181,841)	(149,906)
Principal repayments on investments	159,992	126,816	75,992
Proceeds from sale of investments	15,848	15,848	2,763
Increase in investments due to paid-in-kind interest or other	(4,532)	(5,994)	(2,400)
Net change in premiums, discounts and amortization	(445)	876	(329)
Net realized loss (gain) on investments	(5,416)	(4,179)	7,685
Net unrealized depreciation (appreciation) of investments	17,538	(55,347)	18,670
Net realized loss (gain) on other	243	999	1,407
Net unrealized depreciation (appreciation) of other	—	350	(517)
Amortization of deferred financing costs	1,175	1,347	1,484
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(376)	640	(376)
Decrease (increase) in funds due from administrative agent	(248)	(848)	723
Decrease (increase) in other assets, net	(787)	(941)	255
Increase (decrease) in accounts payable and accrued expenses	10	113	(199)
Increase (decrease) in interest payable	720	616	339
Increase (decrease) in fees due to Adviser(A)	(151)	569	234
Increase (decrease) in fee due to Administrator(A)	41	53	(37)
Increase (decrease) in other liabilities	(5,029)	2,562	(6)
Net cash provided by (used in) operating activities	(76,401)	(14,062)	(46,091)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	328,900	238,800	204,500
Repayments on line of credit	(237,600)	(316,300)	(143,400)
Redemption of mandatorily redeemable preferred stock	—	—	(51,750)
Proceeds from issuance of notes payable	50,000	150,000	38,813
Redemption of notes payable	(38,813)	(57,500)	—
Financing costs	(1,968)	(3,036)	(1,677)
Proceeds from issuance of common stock	4,533	26,850	11,664
Offering costs for issuance of common stock	(68)	(403)	(175)
Distributions paid to common stockholders	(27,322)	(25,972)	(25,163)
Net cash provided by (used in) financing activities	77,662	12,439	32,812
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	1,261	(1,623)	(13,279)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	846	2,469	15,748
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$2,107	$846	$2,469
CASH PAID DURING YEAR FOR INTEREST	$12,246	$10,897	$9,652
NON-CASH ACTIVITIES(B)	7,489	6,633	—
(A)Refer to Note 4—Related Party Transactions for additional information.
(B)Non-cash activities relate to estimated tax liabilities and escrows associated with portfolio company exits and the following transactions:
•In June 2022, our investment in LWO Acquisitions Company LLC was restructured, resulting in non-cash activity of $6.8 million and new investments in Lonestar EMS, LLC, which are listed on the accompanying Consolidated Schedule of Investments as of September 30, 2022.
•In June 2021, our investment in NetFortris Corp. was restructured. As part of the transaction, approximately $3.5 million of fees and accrued interest were capitalized to the term loan.
•Approximately $3.1 million of non-cash activities consists of estimated tax liabilities for portfolio company exits that occurred during the year ended September 30, 2021.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 182.2%
Secured First Lien Debt – 131.2%
Aerospace and Defense – 23.4%
Antenna Research Associates, Inc. – Term Debt (SOFR + 10.0%, 13.0% Cash, 4.0% PIK, Due 11/2026)(E)	$21,973	$21,973	$21,973
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 11.1% Cash, Due 2/2026)(C)	18,913	18,913	18,558
SpaceCo Holdings, LLC – Line of Credit, $100 available (L + 7.0%, 10.8% Cash, Due 12/2025)(C)(U)	1,900	1,900	1,886
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 10.8% Cash, Due 12/2025)(C)(U)	31,719	31,326	31,481
		74,112	73,898
Beverage, Food, and Tobacco – 18.7%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $0 available (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	1,970	1,970	1,958
Café Zupas – Term Debt (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	23,460	23,460	23,313
Eegee’s LLC – Line of Credit, $1,000 available (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	3,000	3,000	2,910
Eegee’s LLC – Term Debt (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	17,000	17,000	16,490
Salt & Straw, LLC – Line of Credit, $1,200 available (L + 8.0%, 11.1% Cash, Due 9/2027)(C)	800	800	800
Salt & Straw, LLC – Delayed Draw Term Loan, $11,500 available (L + 8.0%, 11.1% Cash, Due 9/2027)(C)	—	—	—
Sokol & Company Holdings, LLC – Term Debt (SOFR + 7.0%, 10.0% Cash, Due 8/2027)(C)(AA)	13,500	13,500	13,500
		59,730	58,971
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 11.1% Cash, Due 9/2023)(C)	700	700	681
GFRC 360, LLC – Term Debt (L + 8.0%, 11.1% Cash, Due 9/2023)(C)	1,000	1,000	973
		1,700	1,654
Diversified/Conglomerate Manufacturing – 22.3%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 11.4% Cash, Due 10/2026)(C)	22,500	22,500	22,134
Salvo Technologies, Inc. – Term Debt (SOFR + 9.5%, 12.5% Cash, Due 4/2027)(C)(AA)	11,887	11,887	11,619
Viva Railings, LLC – Line of Credit, $4,000 available (L + 7.0%, 10.1% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 5/2027)(C)	21,800	21,800	21,364
Unirac Holdings, Inc. – Line of Credit, $2,222 available (SOFR + 6.5%, 9.5% Cash, Due 9/2027) (C)(AA)	—	—	—
Unirac Holdings, Inc. – Delayed Draw Term Loan, $2,778 available (SOFR + 6.5%, 9.5% Cash, Due 9/2027)(C)(AA)	—	—	—
Unirac Holdings, Inc. – Term Debt (SOFR + 6.5%, 9.5% Cash, Due 9/2027)(C)(AA)	15,000	14,628	15,000
		70,815	70,117
Diversified/Conglomerate Service – 31.1%
Axios Industrial Group, LLC – Term Debt (SOFR + 9.5%, 12.6% Cash, Due 10/2027)(C)(AA)	9,000	9,000	8,741
Axios Industrial Group, LLC– Delayed Draw Term Loan, $5,000 available (SOFR + 9.5%, 12.6% Cash, Due 10/2027)(C)(AA)	3,000	3,000	2,914
DKI Ventures, LLC – Term Debt (SOFR + 8.0%, 11.0% Cash, Due 12/2023)(C)	5,915	5,915	4,554
ENET Holdings, LLC – Term Debt (L + 7.3%, 10.4% Cash, Due 4/2025)(C)	24,360	24,360	23,142
Fix-It Group, LLC – Line of Credit, $3,000 available (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	—	—	—
Fix-It Group, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	10,000	10,000	9,950
Fix-It Group, LLC– Delayed Draw Term Loan, $10,000 available (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	—	—	—

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 10.6% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 10.6% Cash, 3.5% PIK, Due 3/2026)(C)	20,820	20,820	19,779
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% PIK, Due 12/2023)(F)(Y)	829	829	829
R2i Holdings, LLC – Term Debt (8.0% PIK, Due 12/2023)(F)(Y)	18,000	18,000	18,000
WorkforceQA, LLC– Line of Credit, $2,000 available (L + 6.5%, 9.6% Cash, Due 12/2026)(C)(U)	—	—	—
WorkforceQA, LLC – Term Debt (L + 8.5%, 11.6% Cash, Due 12/2026)(C)(H)(U)	10,000	10,000	9,975
		101,924	97,884
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Healthcare, Education, and Childcare - 31.3%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 10.1% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 5/2025)(C)	19,690	19,690	19,468
HH-Inspire Acquisition, Inc. – Line of Credit, $1,500 available (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	1,500	1,500	1,489
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	16,000	16,000	15,880
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	8,000	8,000	7,940
HH-Inspire – Delayed Draw Term Loan, $0 available (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	10,000	10,000	9,925
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 10.4% Cash, Due 3/2027)(C)	28,000	27,961	27,825
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 10.4% Cash, Due 3/2027)(C)	5,000	4,993	4,969
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 10.4% Cash, Due 6/2026)(C)	500	500	495
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 10.4% Cash, Due 6/2026)(C)	11,000	11,000	10,890
		99,644	98,881
Machinery -1.7%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 11.1% Cash, Due 11/2022)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 12.6% Cash, 3.0% PIK, Due 11/2022)(C)	5,625	5,625	5,350
		5,625	5,350
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 10.3% Cash, Due 2/2015)(E)(V)(Q)	107	107	—
Telecommunications – 2.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 14.1% Cash, Due 12/2024)(C)	1,200	1,200	1,146
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 14.1% Cash, Due 12/2024)(C)	6,000	6,000	5,730
		7,200	6,876
Total Secured First Lien Debt		$420,857	$413,631
Secured Second Lien Debt – 34.3%
Automobile – 3.5%
Sea Link International IRB, Inc. – Term Debt (14.5% PIK, Due 12/2025)(C)(F)	$11,719	$11,679	$11,074
Beverage, Food, and Tobacco – 1.0%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 10.9% Cash, Due 10/2026)(D)	3,682	3,698	3,020
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 10.8%
Springfield, Inc. – Term Debt (L + 10.0%, 13.1% Cash, Due 12/2026)(C)	30,000	30,000	29,738
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 12.1% Cash, Due 5/2027)(D)	5,000	4,829	4,313
		34,829	34,051
Diversified/Conglomerate Service – 2.3%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 12.5% Cash, Due 4/2026)(D)(U)	3,000	2,967	2,700
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	2,100	2,069	2,084
Gray Matter Systems, LLC – Delayed Draw Term Loan, $4,000 available (11.3% Cash, Due 12/2026)(C)(F)	2,500	2,476	2,481
		7,512	7,265
Healthcare, Education, and Childcare – 9.1%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,800
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 11.4% Cash, Due 11/2026)(D)	798	798	758
Oil and Gas – 7.4%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 13.4% Cash, Due 9/2024)(C)	24,016	23,968	23,295
Total Secured Second Lien Debt		$111,284	$108,263
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$55
Preferred Equity – 5.6%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	153
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	120
Buildings and Real Estate – 0.2%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	551
Diversified/Conglomerate Manufacturing – 0.8%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	2,584
Diversified/Conglomerate Service – 2.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,151
		7,500	8,151
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	854,848	956	945
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	1,474,225	632	2,028
		6,982	2,028
Telecommunications – 1.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	2,718
NetFortris Holdings LLC – Preferred Stock(E)(G)	7,890,860	789	469
		2,813	3,187
Total Preferred Equity		$21,949	$17,719
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Common Equity – 11.1%
Aerospace and Defense – 4.7%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,734
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	1,017
		5,283	14,751
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	105
Beverage, Food, and Tobacco – 0.7%
Sokol & Company Holdings, LLC - Common Stock(E)(G)	1,500,000	1,500	1,500
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	672
		1,750	2,172
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Diversified/Conglomerate Manufacturing – 0.6%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	1,773
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	456
Healthcare, Education, and Childcare – 2.5%
Giving Home Health Care, LLC - Warrant(E)(G)	10,667	19	19
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,359
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,223	6,397
		2,009	7,775
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	50
		499	50
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	58
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	25
Textiles and Leather – 2.5%
Targus Cayman HoldCo, Ltd. – Common Stock(G)(Y)(Z)	3,076,414	2,062	7,978
Total Common Equity		$17,448	$35,143
Total Non-Control/Non-Affiliate Investments		$571,736	$574,811
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) - 12.4%
Secured First Lien Debt – 11.0%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 8.6% Cash, Due 8/2024)(E)	$6,140	$6,140	$2,550
Diversified/Conglomerate Service – 10.2%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)(C)	23,611	23,611	22,962
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 10.1% Cash, 2.5% PIK, Due 12/2025)(C)	4,532	4,532	4,407
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)(C)	5,023	5,023	4,885
		33,166	32,254
Total Secured First Lien Debt		$39,306	$34,804
Preferred Equity – 1.2%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 0.9%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	3,840,000	3,840	2,842
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	798
Total Preferred Equity		$9,806	$3,640
Common Equity – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	647
Total Common Equity		$300	$647
Total Affiliate Investments		$49,412	$39,091
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 11.3%
Secured First Lien Debt – 4.9%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% Cash, Due 6/2027)(E)(F)	$3,250	$3,250	$3,030
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.6%
WB Xcel Holdings, LLC - Line of Credit, $32 available (L + 10.5%, 13.6% Cash, Due 11/2026)(E)	1,468	1,468	1,468
WB Xcel Holdings, LLC - Term Loan (L + 10.5%, 13.6% Cash, Due 11/2026)(E)	9,925	9,925	9,925
		11,393	11,393
Printing and Publishing – 0.3%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,000 available (8.0% Cash, Due 10/2024)(E)(F)	1,000	1,000	1,000
Total Secured First Lien Debt		$15,643	$15,423
Secured Second Lien Debt – 2.4%
Automobile– 2.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 12.6% Cash, Due 5/2026)(E)	$7,665	$7,665	$7,665
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 1.8%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.8%
WB Xcel Holdings, LLC - Preferred Stock(E)(G)	333	$2,750	$5,687
Common Equity – 2.2%
Automobile– 0.4%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,147
Diversified/Conglomerate Manufacturing – 0.0%
Circuitronics EMS Holdings LLC – Common Units(E)(G)	921,000	921	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
		7,671	—
Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,454
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,337
Total Common Equity		$8,752	$6,938
Total Control Investments		$34,905	$35,713
TOTAL INVESTMENTS – 205.9%		$656,053	$649,615
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $577.6 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2022, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.0% of total investments, at fair value, as of September 30, 2022.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 3.14% as of September 30, 2022. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near September 30, 2022, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED SCHEDULE OF INVESTMENTS
SEPTEMBER 30, 2022
(DOLLAR AMOUNTS IN THOUSANDS)
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2022.
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
(T)Our investment in Funko was valued using Level 2 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures" (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 3.75% as of September 30, 2022.
(V)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 6.25% as of September 30, 2022.
(W)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)Cumulative gross unrealized depreciation for federal income tax purposes is $52.3 million; cumulative gross unrealized appreciation for federal income tax purposes is $35.2 million. Cumulative net unrealized depreciation is $17.1 million, based on a tax cost of $666.7 million.
(Y)Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(Z)Investment was exited subsequent to September 30, 2022. Refer to Note 15 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.
(AA)The cash interest rate on this investment was indexed to the 30-day Secured Overnight Financing Rate (“SOFR”), which was 3.04% as of September 30, 2022.
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

(1)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $512.0 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2021, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.2% of total investments, at fair value, as of September 30, 2021.
(2)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 0.08% as of September 30, 2021. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or LIBOR plus a spread. Due dates represent the contractual maturity date.
(3)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(4)Fair value was based on the indicative bid price on or near September 30, 2021, offered by the respective syndication agent’s trading desk.
(5)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(6)Debt security has a fixed interest rate.
(7)Security is non-income producing.
(8)Reserved.
(9)Represents the principal balance for debt investments and the number of shares/units held for equity investments. Warrants are represented as a percentage of ownership, as applicable.
(10)Where applicable, aggregates all shares of a class of stock owned without regard to specific series owned within such class (some series of which may or may not be voting shares) or aggregates all warrants to purchase shares of a class of stock owned without regard to specific series of such class of stock such warrants allow us to purchase.
(11)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2021.
(12)There are certain limitations on our ability to withdraw our partnership interest prior to dissolution of the entity, which must occur no later than May 9, 2024 or two years after all outstanding leverage has matured.
(13)Non-Control/Non-Affiliate investments, as defined by the 1940 Act, are those that are neither Control nor Affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
(14)Affiliate investments, as defined by the 1940 Act, are those in which we own, with the power to vote, between and inclusive of 5.0% and 25.0% of the issued and outstanding voting securities.
(15)Control investments, as defined by the 1940 Act, are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities.
(16)Debt security does not have a stated interest rate that is payable thereon.
(17)Investment maturity date has passed. Investment continues to make applicable interest payments.
(18)Fair value was based on net asset value provided by the fund as a practical expedient.
(19)One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(20)Our investment in Funko was valued using Level 2 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(21)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 0.13% as of September 30, 2021.
(22)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 3.25% as of September 30, 2021.
(23)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(24)Cumulative gross unrealized depreciation for federal income tax purposes is $59.4 million; cumulative gross unrealized appreciation for federal income tax purposes is $57.7 million. Cumulative net unrealized depreciation is $1.7 million, based on a tax cost of $559.3 million.
(25)Fair value was based on the expected exit or payoff amount, where such event has occurred or is expected to occur imminently.
(26)Investment was exited subsequent to September 30, 2021.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
Classification of Investments
In accordance with the provisions of the 1940 Act applicable to BDCs, we classify portfolio investments on our accompanying Consolidated Financial Statements into the following categories:
•Control Investments—Control investments are those where we have the power to exercise a controlling influence over the management or policies of the portfolio company, which may include owning, with the power to vote, more than 25.0% of the issued and outstanding voting securities of such portfolio company;
•Affiliate Investments—Affiliate investments are those in which we own, with the power to vote, between 5.0% and 25.0% of the issued and outstanding voting securities that are not classified as Control investments; and
•Non-Control/Non-Affiliate Investments—Non-Control/Non-Affiliate investments are those that are neither control nor affiliate investments and in which we own less than 5.0% of the issued and outstanding voting securities.
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
Board Responsibility
In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee to perform fair value determinations for its investment portfolio, subject to the active oversight of such board. Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee.

In accordance with the 1940 Act and SEC Rule 2a-5, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our Policy and for overseeing the valuation designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the valuation designee, in coordination with the Administrator and with the oversight by the Company’s chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings to the entire Board of Directors so that the full Board of Directors may review and approve in good faith the Valuation Designee’s determined fair values of such investments in accordance with the Policy.

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
Valuation Techniques
In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:
•Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected 12 month revenue or EBITDA); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries, and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management's judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2022 and 2021, there were no loans on non-accrual status.

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
As of September 30, 2022 and 2021, we held four and six OID loans, respectively, primarily from syndicated loans as well as some participation interests in our portfolio. We recorded OID income of $0.5 million, $0.3 million, and $0.3 million during the years ended September 30, 2022, 2021, and 2020, respectively. The unamortized balance of OID investments as of September 30, 2022 and 2021 totaled $0.9 million and $1.1 million, respectively. As of September 30, 2022 and 2021, we had six and seven investments which had a PIK interest component, respectively. We recorded PIK interest income of $4.2 million, $2.5 million, and $2.6 million during the years ended September 30, 2022, 2021, and 2020, respectively. We collected $2.4 million, $3.4 million, and $0.1 million of PIK interest in cash during the years ended September 30, 2022, 2021, and 2020, respectively.
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
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our revolving line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amend and/or restated from time to time, our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.
We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. Refer to Note 4— Related Party Transactions for additional information regarding these related party fees and agreements.
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
ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2019 to 2021 remain subject to examination by the Internal Revenue Service (“IRS”).
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
Recent Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies the measurement and presentation of fair value for equity securities subject to contractual restrictions that prohibit the sale of the equity security. ASU 2022-03 is effective for annual reporting periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Our adoption of ASU 2022-03 did not have a material impact on our financial position, results of operations or cash flows.
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
As of September 30, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2021, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2022 and 2021, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of September 30, 2022 and 2021, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Secured first lien debt	$463,858		$—	$—		$463,858
Secured second lien debt	115,928		—	—		115,928
Unsecured debt	55		—	—		55
Preferred equity	27,046		—	—		27,046
Common equity/equivalents	36,331	(A)	—	58	(B)	36,273
Total Investments as of September 30, 2022:	$643,218		$—	$58		$643,160

	Fair Value		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2021:
Secured first lien debt	$337,394		$—	$—		$337,394
Secured second lien debt	135,956		—	—		135,956
Unsecured debt	10		—	—		10
Preferred equity	29,246		—	—		29,246
Common equity/equivalents	48,519	(A)	—	78	(B)	48,441
Total Investments as of September 30, 2021:	$551,125		$—	$78		$551,047
(A)Excludes our investment in Leeds with a fair value of $6.4 million and $6.5 million as of September 30, 2022 and 2021, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2022 and 2021 by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2022		September 30, 2021
Non-Control/Non-Affiliate Investments
Secured first lien debt	$413,631		$304,095
Secured second lien debt	108,263		97,408
Unsecured debt	55		10
Preferred equity	17,719		18,110
Common equity/equivalents	28,688	(A)	28,413	(B)
Total Non-Control/Non-Affiliate Investments	$568,356		$448,036

Affiliate Investments
Secured first lien debt	$34,804		$29,158
Secured second lien debt	—		30,563
Preferred equity	3,640		10,866
Common equity/equivalents	647		11,694
Total Affiliate Investments	$39,091		$82,281

Control Investments
Secured first lien debt	$15,423		$4,141
Secured second lien debt	7,665		7,985
Preferred equity	5,687		270
Common equity/equivalents	6,938		8,334
Total Control Investments	$35,713		$20,730
Total Investments at Fair Value Using Level 3 Inputs	$643,160		$551,047
(A)Excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively, as of September 30, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively, as of September 30, 2021. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2022 and 2021. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2022	September 30, 2021	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2022	September 30, 2021
Secured first lien debt(A)	$423,912	$321,490	Yield Analysis	Discount Rate	8.0%–29.5% / 11.8%	7.5%–31.2% / 12.4%
	39,946	15,904	TEV	EBITDA multiple	4.8x–6.7x / 6.2x	5.4x–5.9x / 5.9x
				EBITDA	$800–$10,257 / $7,605	$620–$10,209 / $9,255
				Revenue multiple	0.3x–0.6x / 0.5x	0.3x–0.3x / 0.3x
				Revenue	$11,514–$16,320 / $14,656	$9,968–$9,968 / $9,968
Secured second lien debt	97,472	106,464	Yield Analysis	Discount Rate	11.5%–15.4% / 13.8%	10.1%—23.7% / 14.7%
	10,791	21,507	Market Quote	IBP	82.0%–95.0% / 86.5%	90.0%–99.0% / 95.7%
	7,665	7,985	TEV	EBITDA multiple	5.6x–5.6x / 5.6x	6.0x–6.0x / 6.0x
				EBITDA	$3,299–$3,299 / $3,299	$3,125–$3,125 / $3,125
Unsecured debt	55	10	TEV	Revenue multiple	0.3x–1.3x / l.0x	0.3x–1.4x / l.0x
				Revenue	$764–$11,514 / $4,249	$752–$9,968 / $3,740
Preferred and common equity / equivalents(B)	63,319	77,687	TEV	EBITDA multiple	4.1x–11.0x / 6.5x	3.7x–9.5x / 7.2x
				EBITDA	$800–$74,512 / $11,742	$620–$62,547 / $14,788
				Revenue multiple	0.3x–4.4x / 1.4x	0.3x–4.0x / 2.0x
				Revenue	$764–$42,926 / $19,963	$752–$144,889 / $29,437
Total Level 3 Investments, at Fair Value	$643,160	$551,047
(A)Fair value as of September 30, 2022 includes one proprietary debt investment totaling $18.8 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2021 includes two proprietary debt investments totaling $43.7 million, which were valued using the expected payoff amount as the unobservable input.
(B)Fair value as of September 30, 2022 includes one syndicated equity investment totaling $8.0 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2021 includes one proprietary equity investment totaling $16.6 million, which was valued using the expected payoff amount as the unobservable input. Fair value as of September 30, 2022 excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively, as of September 30, 2022. Fair value as of September 30, 2021 excludes our investments in Leeds and Funko with fair values of $6.5 million and $78 thousand, respectively, as of September 30, 2021. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both September 30, 2022 and 2021.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2022 and 2021 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	(8,471)	—	(25)	—	13,876	5,380
Net unrealized appreciation (depreciation)(B)	(693)	267	20	(3,166)	(12,968)	(16,540)
Reversal of prior period net depreciation (appreciation) on realization(B)	13,967	(1,601)	25	(4,309)	(9,113)	(1,031)
New investments, repayments and settlements:(C)
Issuances/originations	204,970	62,570	25	6,846	5,019	279,430
Settlements/repayments	(77,898)	(81,264)	—	(250)	—	(159,412)
Net proceeds from sales	1,339	—	—	(1,321)	(15,732)	(15,714)
Transfers	(6,750)	—	—	—	6,750	—
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2020	$213,468	$196,986	$4,299	$7,000	$23,881	$445,634
Total gains (losses):						—
Net realized gain (loss)(A)	—	—	—	—	3,849	3,849
Net unrealized appreciation (depreciation)(B)	2,246	7,931	(7)	11,948	37,578	59,696
Reversal of prior period net depreciation (appreciation) on realization(B)	72	(763)	133	—	(6,069)	(6,627)
New investments, repayments and settlements:(C)
Issuances/originations	166,517	9,607	113	10,298	1,300	187,835
Settlements/repayments	(24,909)	(97,805)	(4,528)	—	—	(127,242)
Net proceeds from sales	—	—	—	—	(12,098)	(12,098)
Transfers	(20,000)	20,000	—	—	—	—
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
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

Investment Activity
Proprietary Investments
As of September 30, 2022 and 2021, we held 46 and 38 proprietary investments with an aggregate fair value of $630.8 million and $525.9 million, or 97.1% and 94.3% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2022:
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

•In December 2021, we invested $16.8 million in HH-Inspire Acquisition, Inc. (“HH-Inspire”) through secured first lien debt and preferred equity. In June 2022, we invested an additional $11.5 million in HH-Inspire through secured first lien debt. In August 2022, we invested an additional $0.2 million in HH-Inspire through additional preferred equity. In September 2022, we invested an additional $8.0 million in HH-Inspire through secured first lien debt.

•In January 2022, our investment in Belnick, Inc. paid off at par for net cash proceeds of $10.0 million.

•In March 2022, we invested $5.0 million in Pansophic Learning Ltd., an existing portfolio company, through secured first lien debt.

•In March 2022, our investment in NetFortris Corp. was sold, which resulted in the recognition of success fee income of $3.2 million. In connection with the sale, we received net cash proceeds of $29.0 million, including the repayment of our debt investment of $28.8 million at par. We continue to retain an equity investment in NetFortris Holdings LLC with a cost basis of $0.8 million and fair value of $0.5 million as of September 30, 2022.

•In April 2022, we invested $12.0 million in Axios Industrial Group, LLC through secured first lien debt.

•In April 2022, we invested $14.4 million in Salvo Technologies, Inc. through secured first lien debt and membership units.

•In May 2022, we invested $21.8 million in Viva Railings, LLC through secured first lien debt.

•In June 2022, our investment in LWO Acquisitions Company LLC (“LWO”) was restructured upon emergence from Chapter 11 bankruptcy protection. As part of the restructuring, our existing $16.8 million debt investment in LWO was converted to $3.3 million of first lien debt and $6.8 million of common equity in Lonestar EMS, LLC. In conjunction with the restructuring, we recorded a net realized loss of approximately $8.5 million, including the write off of approximately $1.8 million in other receivables.

•In August 2022, we invested $28.8 million in Giving Home Health Care LLC through secured second lien debt and common equity warrants.

•In August 2022, we invested $15.0 million in Sokol & Company Holdings, LLC through secured first lien debt and common equity.

•In August 2022, we invested an additional $2.5 million in Gray Matter Systems, LLC, an existing investment, through secured second lien debt.

•In September 2022, we invested an additional $10.5 million in Antenna Research Associates, Inc., an existing investment, through secured first lien debt.

•In September 2022, we extended Salt and Straw, LLC a $2.0 million line of credit commitment and an $11.5 million delayed draw term loan commitment. We funded $0.8 million on the line of credit at close.

•In September 2022, Unirac, Inc. was sold. In conjunction with the sale, we received net cash proceeds of $11.8 million, including the repayment of our debt investment at par and a $0.1 million prepayment penalty.

•In September 2022, we invested $15.0 million in Unirac Holdings, Inc. through secured first lien debt. We also extended Unirac Holdings, Inc. a $2.2 million line of credit commitment and a $2.8 million delayed draw term loan commitment, both of which were both unfunded at close.

Syndicated Investments
As of September 30, 2022 and 2021, we held six and eight syndicated investments with an aggregate fair value of $18.8 million and $31.7 million, or 2.9% and 5.7% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2022:
•In November 2021, our investment in Medical Solutions Holdings, Inc. paid off at par for net cash proceeds of $6.0 million.

•In January 2022, our investment in Keystone Acquisition Corp. paid off at par for net cash proceeds of $4.0 million.
Investment Concentrations
As of September 30, 2022, our investment portfolio consisted of investments in 52 portfolio companies located in 24 states in 13 different industries, with an aggregate fair value of $649.6 million. The five largest investments at fair value as of September 30, 2022 totaled $174.5 million, or 26.9% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2021 totaling $166.2 million, or 29.8% of our total investment portfolio. As of September 30, 2022 and 2021, our average investment by obligor was $12.6 million and $11.9 million at cost, respectively.
The following table outlines our investments by security type as of September 30, 2022 and 2021:

	September 30, 2022				September 30, 2021
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$475,806	72.5%	$463,858	71.4%	$362,616	66.3%	$337,394	60.5%
Secured second lien debt	118,949	18.2	115,928	17.8	137,643	25.2	135,956	24.4
Unsecured debt	293	0.0	55	0.0	293	0.1	10	0.0
Total debt investments	595,048	90.7	579,841	89.2	500,552	91.6	473,360	84.9
Preferred equity	34,505	5.3	27,046	4.2	29,230	5.3	29,246	5.2
Common equity/equivalents	26,500	4.0	42,728	6.6	16,730	3.1	55,006	9.9
Total equity investments	61,005	9.3	69,774	10.8	45,960	8.4	84,252	15.1
Total Investments	$656,053	100.0%	$649,615	100.0%	$546,512	100.0%	$557,612	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2022 and 2021:

Industry Classification	September 30, 2022		September 30, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$148,907	22.9%	$132,458	23.8%
Healthcare, Education, and Childcare	136,401	21.0	92,680	16.6
Diversified/Conglomerate Manufacturing	114,105	17.6	25,223	4.5
Aerospace and Defense	88,649	13.6	79,749	14.3
Beverage, Food, and Tobacco	64,283	9.9	48,385	8.7
Oil and Gas	25,373	3.9	25,861	4.6
Automobile	20,144	3.1	21,681	3.9
Personal and Non-Durable Consumer Products	18,583	2.9	1,542	0.3
Telecommunications	10,088	1.6	36,720	6.6
Machinery	9,562	1.5	10,472	1.9
Textiles and Leather	7,978	1.2	10,030	1.8
Diversified Natural Resources, Precious Metals, and Minerals	—	—	47,134	8.4
Chemicals, Plastics, and Rubber	—	—	10,062	1.8
Home and Office Furnishings, Housewares, and Durable Consumer Products	—	—	10,025	1.8
Other, < 2.0%	5,542	0.8	5,590	1.0
Total Investments	$649,615	100.0%	$557,612	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2022 and 2021:

Location	September 30, 2022		September 30, 2021
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$326,524	50.3%	$238,917	42.8%
West	169,415	26.1	184,247	33.0
Midwest	118,191	18.2	85,970	15.5
Northeast	35,485	5.4	48,478	8.7
Total Investments	$649,615	100.0%	$557,612	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2022:

Year Ending September 30,	Amount
2023(A)	$17,708
2024	58,399
2025	80,786
2026	155,974
2027	246,348
Thereafter	36,975
Total contractual repayments	$596,190
Adjustments to cost basis of debt investments	(1,142)
Investments in equity securities	61,005
Investments held as of September 30, 2022 at Cost:	$656,053
(A)Includes debt investments with contractual principal amounts totaling $0.3 million for which the maturity date has passed as of September 30, 2022.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2022 and 2021, we had gross receivables from portfolio companies of $0.5 million and $0.7 million, respectively. The allowance for uncollectible receivables was $0 as of each of September 30, 2022 and 2021.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 12, 2022, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2023.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2022	2021	2020
Average total assets subject to base management fee(A)	$585,543	$495,657	$432,457
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%
Base management fee(B)	10,247	8,674	7,568
Portfolio company fee credit	(4,196)	(2,195)	(1,589)
Syndicated loan fee credit	(170)	(307)	(406)
Net Base Management Fee	$5,881	$6,172	$5,573

Loan servicing fee(B)	$6,329	$5,579	$5,819
Credit to base management fee - loan servicing fee(B)	(6,329)	(5,579)	(5,819)
Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$7,511	$5,746	$5,251
Incentive fee credit	(437)	(451)	(3,038)
Net Incentive Fee	$7,074	$5,295	$2,213

Portfolio company fee credit	$(4,196)	$(2,195)	$(1,589)
Syndicated loan fee credit	(170)	(307)	(406)
Incentive fee credit	(437)	(451)	(3,038)
Credit to Fees from Adviser—Other(B)	$(4,803)	$(2,953)	$(5,033)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $8 thousand, $0.1 million, and $0.1 million for the years ended September 30, 2022, 2021, and 2020, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2022 and 2021.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2022, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains- based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2022.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2022, 2021, and 2020.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $1.1 million, $0.8 million, and $0.9 million during the years ended September 30, 2022, 2021, and 2020, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2022	September 30, 2021
Base management fee due to (from) Adviser	$(189)	$385
Loan servicing fee due to Adviser	423	343
Incentive fee due to (from) Adviser	1,870	1,527
Total fees due to (from) Adviser	2,104	2,255

Fee due to Administrator	423	382
Total Related Party Fees Due	$2,527	$2,637

In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2022 and 2021, totaled $44 thousand and $35 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $13 thousand and $38 thousand as of September 30, 2022 and 2021, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2022 and 2021.
NOTE 5. BORROWINGS
Revolving Line of Credit
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

On September 12, 2022, we, through Business Loan, entered into Amendment No. 1 to the Credit Facility to update the reference rate from LIBOR to SOFR plus an 11 basis point credit spread adjustment. On September 20, 2022, we, through Business Loan, entered into Amendment No. 2 to the Credit Facility to increase the size of the credit facility by $50.0 million from $175.0 million to $225.0 million, as permitted under the terms of the Credit Facility.

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2022	2021
Commitment amount	$225,000	$175,000
Borrowings outstanding, at cost	141,800	50,500
Availability(A)	60,068	103,897

	Year Ended September 30,
	2022	2021	2020
Weighted average borrowings outstanding, at cost	$56,122	$59,382	$103,504
Weighted average interest rate(B)	6.1%	5.0%	4.3%
Commitment (unused) fees incurred	$1,105	$1,194	$541
(A)Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2022 and 2021.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $336.7 million as of September 30, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2022, and as defined in our Credit Facility, we had a net worth of $512.3 million, asset coverage on our “senior securities representing indebtedness” of 190.4%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of September 30, 2022. As of September 30, 2022, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2022, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.81% per annum, plus a 0.50% unused commitment fee. As of September 30, 2021, the discount rate used to determine the fair value of our Credit Facility was 30-day LIBOR, plus 2.97% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of September 30, 2022 and 2021, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of September 30, 2022 and 2021, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2022 and 2021:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2022	2021
Credit Facility	$141,800	$50,500
Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2022	2021
Fair value as of September 30, 2021 and 2020, respectively	$50,500	$127,650
Borrowings	328,900	238,800
Repayments	(237,600)	(316,300)
Net unrealized appreciation (depreciation) (A)	—	350
Fair Value as of September 30, 2022 and 2021, respectively	$141,800	$50,500

(A)Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2022 and 2021.
The fair value of the collateral under our Credit Facility totaled approximately $577.6 million and $512.0 million as of September 30, 2022 and 2021, respectively.
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

The fair value, based on a DCF analysis, of the 2027 Notes as of September 30, 2022 was $44.2 million. The fair value, based on a DCF analysis, of the 2026 Notes as of September 30, 2022 was $142.8 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
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
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2022, we had the ability to issue up to an additional $295.5 million in securities under the registration statement.
Common Stock Offerings
In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the year ended September 30, 2022, we sold 430,425 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.53 per share and raised $4.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $4.5 million. As of September 30, 2022, we had a remaining capacity to sell up to an additional $47.8 million of our common stock under the Jefferies Sales Agreement.
NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2022, 2021, and 2020:

	Year Ended September 30,
	2022	2021	2020
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$19,914	$84,299	$(1,873)
Denominator for basic and diluted weighted average common shares	34,351,663	33,234,482	31,040,852
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.58	$2.54	$(0.06)
NOTE 9. DISTRIBUTIONS TO COMMON STOCKHOLDERS
To qualify to be taxed as a RIC under Subchapter M of the Code, we must generally distribute to our stockholders, for each taxable year, at least 90% of our taxable ordinary income plus the excess of our net short- term capital gains over net long-term capital losses (“Investment Company Taxable Income”). The amount to be paid out as distributions to our stockholders is determined by our Board of Directors quarterly and is based on management’s estimate of Investment Company Taxable Income. Based on that estimate, our Board of Directors declares three monthly distributions to common stockholders each quarter.

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
We paid the following monthly distributions to common stockholders for the years ended September 30, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	January 11, 2022	January 21, 2022	January 31, 2022	0.065
	January 11, 2022	February 18, 2022	February 28, 2022	0.065
	January 11, 2022	March 23, 2022	March 31, 2022	0.065
	April 12, 2022	April 22, 2022	April 29, 2022	0.0675
	April 12, 2022	May 20, 2022	May 31, 2022	0.0675
	April 12, 2022	June 22, 2022	June 30, 2022	0.0675
	July 12, 2022	July 22, 2022	July 29, 2022	0.0675
	July 12, 2022	August 23, 2022	August 31, 2022	0.0675
	July 12, 2022	September 22, 2022	September 30, 2022	0.0675
	Year Ended September 30, 2022:			$0.795
2021	October 13, 2020	October 23, 2020	October 30, 2020	$0.065
	October 13, 2020	November 20, 2020	November 30, 2020	0.065
	October 13, 2020	December 23, 2020	December 31, 2020	0.065
	January 12, 2021	January 22, 2021	January 29, 2021	0.065
	January 12, 2021	February 17, 2021	February 26, 2021	0.065
	January 12, 2021	March 18, 2021	March 31, 2021	0.065
	April 13, 2021	April 23, 2021	April 30, 2021	0.065
	April 13, 2021	May 19, 2021	May 28, 2021	0.065
	April 13, 2021	June 18, 2021	June 30, 2021	0.065
	July 13, 2021	July 23, 2021	July 30, 2021	0.065
	July 13, 2021	August 23, 2021	August 31, 2021	0.065
	July 13, 2021	September 22, 2021	September 30, 2021	0.065
	Year Ended September 30, 2021:			$0.78
Aggregate distributions declared and paid to our common stockholders were approximately $27.3 million and $26.0 million for the years ended September 30, 2022 and 2021, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal years ended September 30, 2022, 2021, and 2020, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million, $1.0 million, and $0.4 million, respectively.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2022	2021
Common stock	$35	$34
Capital in excess of par value	395,542	392,494
Cumulative net unrealized appreciation (depreciation) of investments	(6,438)	11,100
Cumulative net unrealized appreciation of other	—	—
Capital loss carryforward	(62,910)	(72,251)
Post-October tax loss deferral	—	—
Other temporary differences	(10,742)	(12,938)
Net Assets	$315,487	$318,439
We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2022, we had $62.9 million of capital loss carryforwards that do not expire.
For the years ended September 30, 2022 and 2021, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2022	2021
Undistributed net investment income	$(5,606)	$39
Accumulated net realized losses	7,013	959
Capital in excess of par value	(1,407)	(998)
NOTE 10. FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2022, 2021, and 2020.
In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2%, of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2022, 2021, and 2020.
Under the RIC Modernization Act, we are permitted to carry forward capital losses that we may incur in taxable years beginning after September 30, 2011 for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2022 and 2021, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.2 million and $0.3 million as of September 30, 2022 and September 30, 2021, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2022 and 2021 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2022 and 2021, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2022	2021
Unused line of credit commitments(A)	$36,225	$25,549
Delayed draw term loans(A)	37,778	27,984
Uncalled capital commitment	843	843
Total	$74,846	$54,376
(A)There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2022	2021	2020	2019	2018	2017	2016	2015	2014	2013
Per Common Share Data:
Net asset value at beginning of period / year(A)	$9.28	$7.40	$8.22	$8.32	$8.40	$8.62	$9.06	$9.51	$9.81	$8.98
Income from operations(B)
Net investment income	0.94	0.79	0.81	0.84	0.85	0.84	0.84	0.84	0.87	0.88
Net realized and unrealized gain (loss) on investments	(0.35)	1.79	(0.84)	(0.15)	(0.16)	(0.12)	(0.35)	(0.50)	(0.23)	0.49
Net realized and unrealized gain (loss) on other	(0.01)	(0.04)	(0.03)	(0.01)	—	(0.05)	—	0.06	(0.11)	0.16
Total from operations	0.58	2.54	(0.06)	0.68	0.69	0.67	0.49	0.40	0.53	1.53
Distributions to common stockholders from(B)(C)
Net Investment Income	(0.76)	(0.75)	(0.80)	(0.82)	(0.84)	(0.84)	(0.70)	(0.84)	(0.12)	(0.78)
Realized gains	—	—	—	—	—	—	(0.14)	—	—	—
Return of capital	(0.04)	(0.03)	(0.01)	(0.02)	—	—	—	—	(0.72)	(0.06)
Total distributions	(0.80)	(0.78)	(0.81)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)
Capital share transactions(B)
Issuance of common stock	—	—	—	—	—	—	—	0.06	—	—
Discounts, commissions, and offering costs	—	(0.01)	—	(0.01)	(0.01)	(0.04)	(0.05)	(0.01)	—	—
Repurchase of common stock	—	—	—	—	—	—	0.02	—	—	—
Repayment of principal on employee notes	—	—	—	—	—	—	—	—	—	0.14
Net anti-dilutive (dilutive) effect of equity offering(D)	0.02	0.15	0.05	0.07	0.08	(0.02)	(0.05)	(0.06)	—	—
Total capital share transactions	0.02	0.14	0.05	0.06	0.07	(0.06)	(0.08)	(0.01)	—	0.14
Other, net(B)(E)	—	(0.02)	—	—	—	0.01	(0.01)	—	0.01	—
Net asset value at end of period / year(A)	$9.08	$9.28	$7.40	$8.22	$8.32	$8.40	$8.62	$9.06	$9.51	$9.81
Per common share market value at beginning of year	$11.30	$7.41	$9.75	$9.50	$9.50	$8.13	$8.13	$8.77	$8.73	$8.75
Per common share market value at end of year	8.49	11.30	7.41	9.75	9.50	9.50	8.13	8.13	8.77	8.73
Total return(F)	(19.16)%	64.93%	(15.75)%	12.55%	9.53%	27.90%	11.68%	2.40%	9.62%	9.90%
Common stock outstanding at end of year(A)	34,734,796	34,304,371	31,566,850	30,345,923	28,501,980	26,160,684	23,344,422	21,131,622	21,000,160	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of year	$315,487	$318,439	$233,743	$249,330	$237,092	$219,650	$201,207	$191,444	$199,660	$205,992
Average net assets(G)	320,838	275,509	235,266	239,851	234,092	215,421	193,228	198,864	201,009	189,599
Senior Securities Data:
Borrowings under line of credit, at cost	$141,800	$50,500	$128,000	$66,900	$110,000	$93,000	$71,300	$127,300	$36,700	$46,900
Mandatorily redeemable preferred stock	—	—	—	51,750	51,750	51,750	61,000	61,000	61,000	38,497
Notes Payable	200,000	188,813	96,313	57,500	—	—	—	—	—	—

Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	9.62%	10.04%	9.69%	10.61%	9.61%	8.26%	10.16%	10.24%	9.06%	9.37%
Ratio of net investment income to average net assets(J)	10.06	9.48	10.70	10.25	9.86	9.95	10.08	8.90	9.14	9.70
(A)Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)Based on weighted average basic per share data.
(C)The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)During the fiscal years ended September 30, 2022, 2021, 2020, 2019, and 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal years ended September 30, 2017, 2016, and 2015, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.
(E)Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(F)Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital or any sales load paid by a stockholder. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.
(G)Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(H)Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing, and incentive fees.
(I)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 13.13%, 13.17%, 14.36%, 14.18%, 13.12%, 12.14%, 13.40%, 13.65%, 11.88%, and 10.18% for the fiscal years ended September 30, 2022, 2021, 2020, 2019, 2017, 2016, 2015, 2014, and 2013, respectively.
(J)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.61%, 6.40%, 6.11%, 6.74%, 6.41%, 6.13%, 6.90%, 5.55%, 6.37%, and 8.90% for the fiscal years ended September 30, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, 2014, and 2013, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule l-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2022, 2021, and 2020.
NOTE 14. SUBSEQUENT EVENTS
Credit Facility
In October 2022, we entered into Amendment No. 3 to the Credit Facility to increase the commitment amount by $20.0 million from $225.0 million to $245.0 million, as permitted under the terms of the Credit Facility.

Portfolio Activity

In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million including certain receivables.

In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds Novamark Capital I, L.P. related primarily to the sale of underlying assets in the fund.

Election of Director

Effective October 11, 2022, Paula Novara was elected to our Board of Directors. Ms. Novara also serves as head of human resources, facilities and office management and IT of the Adviser and certain of its affiliates.
Distributions
In October 2022, our Board of Directors declared the following monthly cash distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
October 21, 2022	October 31, 2022	$0.07
November 18, 2022	November 30, 2022	0.07
December 20, 2022	December 30, 2022	0.07
Total for the Quarter		$0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a) Disclosure Controls and Procedures
As of September 30, 2022 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to the Management’s Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Not Applicable.
d) Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Election of Directors.”
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.gladstonecapital.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2023 Proxy Statement under the captions “Certain Transactions” and “Information Regarding our Board of Directors and Corporate Governance—Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2023 Proxy Statement under the caption “Independent Registered Public Accounting Firm Fees.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K
1.The following financial statements are filed herewith:
2.The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2022 and 2021	124
No other financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.
3.Exhibits
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

4.2
Indenture between the Registrant and U.S. Bank National Association, dated as of November 6, 2018, incorporated by reference to Exhibit 2.d.l0 to Post-Effective Amendment No. 7 to the Registration Statement on Form N-2 (File No. 333-208637), filed November 6, 2018.

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

10.9*
Amendment No. 1 to the Sixth Amended and Restated Credit Agreement dated as of September 12, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto.

10.10*
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement dated as of September 20, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto.

10.11*
Amendment No. 3 to the Sixth Amended and Restated Credit Agreement dated as of October 31, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 14, 2022	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 14, 2022	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 14, 2022	By:	/s/ TERRY LEE BRUBAKER
Terry Lee Brubaker
Vice Chairman of the Board of Directors, Chief Operating Officer

Date: November 14, 2022	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 14, 2022	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 14, 2022	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 14, 2022	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 14, 2022	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 14, 2022	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 14, 2022	By:	/s/ PAULA NOVARA
Paula Novara
Director

SCHEDULE 12-14
GLADSTONE CAPITAL CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2021	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2022
AFFILIATE INVESTMENTS—12.4%
Secured First Lien Debt—11.0%
Diversified/Conglomerate Manufacturing—0.8%
Edge Adhesives Holdings, Inc.—Term Debt (L + 5.5%. 8.6% Cash, Due 8/2024)	$6,140	—	534	5,540	600	—	(3,590)	2,550

Diversified/Conglomerate Service—10.2%
Encore Dredging Holdings, LLC—Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 12/2025)	—	—	128	—	3,000	(3,000)	—	—
Encore Dredging Holdings, LLC—Term Debt (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)	23,611	—	2,273	23,618	111	—	(767)	22,962
Encore Dredging Holdings, LLC—Term Debt (L + 7.0%, 10.1% Cash, 2.5% PIK, Due 12/2025)(F)	4,532	—	189	—	4,532	—	(125)	4,407
Encore Dredging Holdings, LLC—Delayed Draw Term Loan, $0 available (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)	5,023	—	311	—	5,023	—	(138)	4,885
		—	$2,901	$23,618	$12,666	$(3,000)	$(1,030)	$32,254
Total Secured First Lien Debt		$—	$3,435	$29,158	$13,266	(3,000)	$(4,620)	$34,804
Secured Second Lien Debt—0.0%
Diversified Natural Resources, Precious Metals and Minerals—0.0%
Lignetics, Inc.—Term Debt(G)	$—	$—	$613	$6,540	$—	$(6,000)	$(540)	$—
Lignetics, Inc.—Term Debt(G)	—	—	729	8,633	—	(8,000)	(633)	—
Lignetics, Inc.—Term Debt(G)	—	—	230	3,491	—	(3,300)	(191)	—
Lignetics, Inc.—Term Debt(G)	—	—	204	3,199	—	(3,000)	(199)	—
Lignetics, Inc.—Term Debt(G)	—	—	45	2,500	—	(2,500)	—	—
Lignetics, Inc.—Term Debt(G)	—	—	89	6,200	—	(6,200)	—	—
		$—	$1,910	$30,563	$—	$(29,000)	$(1,563)	$—
Preferred Equity —1.2%

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2021	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2022
Diversified/Conglomerate Manufacturing —0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	5,466	$—	$—	$—	$—	$—	$—	$—
Diversified/Conglomerate Service—0.9%
Encore Dredging Holdings, LLC—Preferred Stock	3,840,000	—	—	4,525	640	—	(2,323)	2,842
Diversified Natural Resources, Precious Metals and Minerals—0.0%
Lignetics, Inc.—Preferred Stock(G)	—	—	—	5,602	—	(1,321)	(4,281)	—
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.3%
Canopy Safety Brands, LLC—Preferred Stock	500,000	—	—	739	—	—	59	798
Total Preferred Equity		$—	$—	$10,866	$640	$(1,321)	$(6,545)	$3,640
Common Equity—0.2%
Diversified Natural Resources, Precious Metals and Minerals—0.0%
Lignetics, Inc.—Common Stock(G)	—	$13,408	$—	$10,969	$—	$(1,855)	$(9,114)	$—
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Common Stock	800,000	—	—	725	—	—	(78)	647
Total Common Equity		$13,408	$—	$11,694	$—	$(1,855)	$(9,192)	$647
TOTAL AFFILIATE INVESTMENTS		$13,408	$5,345	$82,281	$13,906	$(35,176)	$(21,920)	$39,091
CONTROL INVESTMENTS—11.3%
Secured First Lien Debt—4.9%
Diversified/Conglomerate Manufacturing—1.0%
Lonestar EMS, LLC—Term Debt (8.0% Cash, Due 6/2027)(F)(J)	$3,250	$—	$97	$—	$3,250	$—	$(220)	$3,030
LWO Acquisitions Company LLC—Term Debt(G)	—	$(6,000)	$302	$2,841	$—	$(6,000)	$3,159	$—
LWO Acquisitions Company LLC—Term Debt(G)	—	(2,471)	—	—	100	(10,732)	10,632	—
		$(8,471)	$399	$2,841	$3,350	$(16,732)	$13,571	$3,030
Personal and Non-Durable Consumer Products (Manufacturing Only) —3.6%
WB Xcel Holdings, LLC—Line of Credit, $32 available (L + 10.5%, 13.6% Cash, Due 11/2026)(F)	1,468	$—	$83	$—	$1,468	$—	$—	$1,468
WB Xcel Holdings, LLC—Term Loan (L + 10.5%, 13.6% Cash, Due 11/2026)(F)	9,925	—	1,001	—	10,000	(75)	—	9,925
		$—	$1,084	$—	$11,468	$(75)	$—	$11,393
Printing and Publishing—0.3%
TNCP Intermediate HoldCo, LLC—-Line of Credit, $1,000 available (8.0% Cash, Due 10/2024)(J)	1,000	—	89	1,300	—	(300)	—	1,000
Total Secured First Lien Debt		$(8,471)	$1,572	$4,141	$14,818	$(17,107)	$13,571	$15,423
Secured Second Lien Debt—2.4%
Automobile—2.4%
Defiance Integrated Technologies, Inc.—Term Debt (L + 9.5%, 12.6% Cash, Due 5/2026)	$7,665	$—	$882	$7,985	$—	$(320)	$—	$7,665

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2021	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2022
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt (Due 6/2023)(H)	$95	$(25)	$—	$—	$25	$(25)	$—	$—
Preferred Equity—1.8%
Automobile– 0.0%
Defiance Integrated Technologies, Inc.—Preferred Stock(G)	—	$—	$33	$270	$—	$(250)	$(20)	$—
Personal and Non-Durable Consumer Products (Manufacturing Only) —1.8%
WB Xcel Holdings, LLC - Preferred Stock(F)	333	—	—	—	2,750	—	2,937	$5,687
Total Preferred Equity		$—	$33	$270	$2,750	$(250)	$2,917	$5,687
Common Equity—2.2%
Automobile– 0.4%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	$—	$—	$2,623	$—	$—	$(1,476)	$1,147
Diversified/Conglomerate Manufacturing—0.0%
Circuitronics EMS Holdings LLC—Common Units	921,000	—	—	—	—	—	—	—
Lonestar EMS, LLC - Common Units(F)	100%	—	—	—	6,750	—	(6,750)	—
		$—	$—	$—	$6,750	$—	$(6,750)	$—
Machinery—1.1%
PIC 360, LLC—Common Equity Units	750	—	1,248	3,983	—	—	(529)	3,454
Printing and Publishing—0.7%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	1,728	—	—	609	2,337
Total Common Equity		$—	$1,248	$8,334	$6,750	$—	$(8,146)	$6,938
TOTAL CONTROL INVESTMENTS		$(8,496)	$3,735	$20,730	$24,343	$(17,702)	$8,342	$35,713
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company.
(B)Common stock, warrants, options, membership units and, in some cases, preferred stock are generally non-income producing and restricted.
(C)Represents the total amount of interest, dividends and other income credited to investment income for the portion of the fiscal year an investment was a control or affiliate investment, as appropriate.
(D)Gross additions include increases in investments resulting from new portfolio investments, paid-in-kind interest or dividends, the amortization of discounts and fees, and the exchange of one or more existing securities for one or more new securities.
(E)Gross reductions include decreases in investments resulting from principal collections related to investment repayments or sales, the amortization of premiums and acquisition costs, and the exchange of one or more existing securities for one or more new securities.
(F)New investment during the year ended September 30, 2022.
(G)Investment was exited/paid off during the year ended September 30, 2022.
(H)Debt security does not have a stated interest rate that is payable thereon.
(I)Interest rate percentages represent cash interest rates in effect at September 30, 2022, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“L”), which was 3.14% as of September 30, 2022. If applicable, paid-in-kind interest rates are noted separately from the cash interest rates and any unused line of credit fees are excluded.

(J)Debt security has a fixed interest rate.
(K)Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2022. Warrants are represented as a percentage of ownership, as applicable.
(L)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2022.
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