Form 10-Q
period 2022-12-31
GLADSTONE CAPITAL CORP
filed 2023-02-06
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 3, 2023 was 36,514,223.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2022	September 30, 2022
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $556,597 and $571,736, respectively)	$544,447	$574,811
Affiliate investments (Cost of $50,050 and $49,412, respectively)	41,940	39,091
Control investments (Cost of $34,129 and $34,905, respectively)	35,352	35,713
Cash and cash equivalents	6,102	2,011
Restricted cash and cash equivalents	94	96
Interest receivable, net	4,113	2,737
Due from administrative agent	4,004	3,199
Deferred financing costs, net	711	836
Other assets, net	2,840	2,474
TOTAL ASSETS	$639,603	$660,968
LIABILITIES
Line of credit at fair value (Cost of $108,400 and $141,800, respectively)	$108,400	$141,800
Notes payable, net of unamortized deferred financing costs of $2,336 and $2,393, respectively	197,664	197,607
Accounts payable and accrued expenses	586	500
Interest payable	4,065	2,517
Fees due to Adviser(A)	3,156	2,104
Fee due to Administrator(A)	499	423
Other liabilities	907	530
TOTAL LIABILITIES	$315,277	$345,481
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 35,814,602 and 34,734,796 shares issued and outstanding, respectively	$36	$35
Capital in excess of par value	406,080	395,542
Cumulative net unrealized appreciation (depreciation) of investments	(19,037)	(6,438)
Under (over) distributed net investment income	1,099	(500)
Accumulated net realized losses	(63,852)	(73,152)
Total distributable loss	(81,790)	(80,090)
TOTAL NET ASSETS	$324,326	$315,487
NET ASSET VALUE PER COMMON SHARE	$9.06	$9.08
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$15,786	$10,154
Affiliate investments	874	1,067
Control investments	690	508
Cash and cash equivalents	19	—
Total interest income (excluding PIK interest income)	17,369	11,729
PIK interest income
Non-Control/Non-Affiliate investments	788	1,137
Affiliate investments	139	—
Control investments	71	—
Total PIK interest income	998	1,137
Total interest income	18,367	12,866
Success fee income
Affiliate Investments	—	1,563
Total success fee income	—	1,563
Dividend income
Non-Control/Non-Affiliate investments	507	992
Control investments	329	69
Total dividend income	836	1,061
Prepayment fee income
Non-Control/Non-Affiliate investments	—	605
Affiliate Investments	—	44
Total prepayment fee income	—	649
Other income	91	28
Total investment income	19,294	16,167
EXPENSES
Base management fee(A)	2,829	2,520
Loan servicing fee(A)	1,874	1,462
Incentive fee(A)	2,181	2,091
Administration fee(A)	403	379
Interest expense	4,629	3,007
Amortization of deferred financing costs	378	289
Professional fees	281	264
Other general and administrative expenses	304	384
Expenses, before credits from Adviser	12,879	10,396
Credit to base management fee - loan servicing fee(A)	(1,874)	(1,462)
Credits to fees from Adviser - other(A)	(436)	(1,927)
Total expenses, net of credits	10,569	7,007
NET INVESTMENT INCOME	8,725	9,160
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	10,335	472
Affiliate investments	—	13,408
Control investments	(1,016)	—
Other	253	(700)
Total net realized gain (loss)	9,572	13,180
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(15,225)	4,652
Affiliate investments	2,211	(15,027)
Control investments	415	138
Total net unrealized appreciation (depreciation)	(12,599)	(10,237)
Net realized and unrealized gain (loss)	(3,027)	2,943
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,698	$12,103
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.27
Net increase (decrease) in net assets resulting from operations	$0.16	$0.35
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	35,207,208	34,304,371
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2022	2021
NET ASSETS, SEPTEMBER 30	$315,487	$318,439
OPERATIONS
Net investment income	8,725	9,160
Net realized gain (loss) on investments	9,319	13,880
Net realized gain (loss) on other	253	(700)
Net unrealized appreciation (depreciation) of investments	(12,599)	(10,237)
Net increase (decrease) in net assets resulting from operations	5,698	12,103
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share and $0.20 per share, respectively)(A)	(7,398)	(6,689)
Net decrease in net assets from distributions	(7,398)	(6,689)
CAPITAL TRANSACTIONS
Issuance of common stock	10,721	—
Discounts, commissions and offering costs for issuance of common stock	(182)	—
Net increase (decrease) in net assets resulting from capital transactions	10,539	—
NET INCREASE (DECREASE) IN NET ASSETS	8,839	5,414
NET ASSETS, DECEMBER 31	$324,326	$323,853
(A)Refer to Note 8 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$5,698	$12,103
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(13,379)	(110,794)
Principal repayments on investments	25,563	79,743
Net proceeds from sale of investments	13,873	16,690
Increase in investments due to PIK interest or other	(1,194)	(1,079)
Net change in premiums, discounts and amortization	(14)	(266)
Net realized loss (gain) on investments	(9,319)	(13,880)
Net realized loss (gain) on other	(253)	700
Net unrealized depreciation (appreciation) of investments	12,599	10,237
Changes in assets and liabilities:
Amortization of deferred financing costs	378	289
Decrease (increase) in interest receivable, net	(1,376)	236
Decrease (increase) in funds due from administrative agent	(805)	(837)
Decrease (increase) in other assets, net	(387)	(827)
Increase (decrease) in accounts payable and accrued expenses	86	5
Increase (decrease) in interest payable	1,548	1,850
Increase (decrease) in fees due to Adviser(A)	1,052	(697)
Increase (decrease) in fee due to Administrator(A)	76	84
Increase (decrease) in other liabilities	377	653
Net cash provided by (used in) operating activities	34,523	(5,790)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	14,800	138,200
Repayments on line of credit	(48,200)	(134,800)
Proceeds from issuance of notes payable	—	50,000
Redemption of notes payable	—	(38,813)
Financing costs	(196)	(1,507)
Proceeds from issuance of common stock	10,721	—
Discounts, commissions and offering costs for issuance of common stock	(161)	—
Distributions paid to common stockholders	(7,398)	(6,689)
Net cash provided by (used in) financing activities	(30,434)	6,391
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	4,089	601
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,107	846
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$6,196	$1,447
CASH PAID FOR INTEREST	$3,081	$1,157
NON-CASH ACTIVITIES(B)	$2,416	$468
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Non-cash activities relate to the October 2022 exit of our investment in Targus Cayman HoldCo Ltd., which was sold for net proceeds of approximately $8.0 million, resulting in a realized gain of approximately $5.9 million. As part of the proceeds, we received $2.4 million in aggregate cost basis of B. Riley Financial, Inc. 6.75% senior notes.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 167.9%
Secured First Lien Debt – 123.2%
Aerospace and Defense – 22.3%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 14.4% Cash, 4.0% PIK, Due 11/2026)(E)	$21,892	$21,892	$21,892
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 12.4% Cash, Due 2/2026)(C)	18,619	18,619	18,223
SpaceCo Holdings, LLC – Line of Credit, $350 available (L + 7.0%, 11.8% Cash, Due 12/2025)(C)(U)	1,650	1,650	1,625
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 11.8% Cash, Due 12/2025)(C)(U)	30,904	30,538	30,440
		72,699	72,180
Beverage, Food, and Tobacco – 18.7%
Cafe Zupas – Line of Credit, $1,500 available (S + 6.8%, 11.1% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $8,070 available (S + 6.8%, 11.1% Cash, Due 12/2024)(C)	1,970	1,970	1,970
Café Zupas – Term Debt (S + 6.8%, 11.1% Cash, Due 12/2024)(C)	23,460	23,460	23,460
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.8%, 12.1% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (L + 7.8%, 12.1% Cash, Due 6/2026)(C)	3,000	3,000	2,865
Eegee’s LLC – Term Debt (L + 7.8%, 12.1% Cash, Due 6/2026)(C)	17,000	17,000	16,235
Salt & Straw, LLC – Line of Credit, $1,200 available (L + 8.0%, 12.4% Cash, Due 9/2027)(C)	800	800	780
Salt & Straw, LLC – Delayed Draw Term Loan, $9,300 available (L + 8.0%, 12.4% Cash, Due 9/2027)(C)	2,200	2,200	2,145
Sokol & Company Holdings, LLC – Term Debt (S + 7.0%, 11.4% Cash, Due 8/2027)(C)	13,500	13,500	13,264
		61,930	60,719
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Line of Credit, $360 available (S + 8.0%, 12.4% Cash, Due 9/2023)(C)	840	840	803
GFRC 360, LLC – Term Debt (S + 8.0%, 12.4% Cash, Due 9/2023)(C)	1,000	1,000	956
		1,840	1,759
Diversified/Conglomerate Manufacturing – 21.7%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 12.6% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 12.6% Cash, Due 10/2026)(C)	22,500	22,500	22,050
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 13.9% Cash, Due 4/2027)(C)	11,857	11,857	11,264
Unirac Holdings, Inc. – Line of Credit, $1,522 available (S + 6.5%, 10.9% Cash, Due 9/2027)(C)	700	700	703
Unirac Holdings, Inc. – Delayed Draw Term Loan, $2,778 available (S + 6.5%, 10.9% Cash, Due 9/2027)(C)	—	—	—
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.9% Cash, Due 9/2027)(C)	14,963	14,606	15,019
Viva Railings, LLC – Line of Credit, $4,000 available (L + 7.0%, 11.4% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (L + 7.0%, 11.4% Cash, Due 5/2027)(C)	21,800	21,800	21,500
		71,463	70,536
Diversified/Conglomerate Service – 25.1%
Axios Industrial Group, LLC – Term Debt (S + 9.5%, 14.0% Cash, Due 10/2027)(C)	9,000	9,000	8,820
Axios Industrial Group, LLC – Delayed Draw Term Loan, $5,000 available (S + 9.5%, 14.0% Cash, Due 10/2027)(C)	3,000	3,000	2,940
DKI Ventures, LLC – Term Debt (S + 8.0%, 12.4% Cash, Due 12/2023)(C)	5,915	5,915	4,407
ENET Holdings, LLC – Term Debt (L + 7.3%, 11.6% Cash, Due 4/2025)(C)	22,289	22,289	21,620
Fix-It Group, LLC – Line of Credit, $2,000 available (S + 7.0%, 11.5% Cash, Due 12/2026)(C)	1,000	1,000	1,000
Fix-It Group, LLC – Term Debt (S + 7.0%, 11.5% Cash, Due 12/2026)(C)	10,000	10,000	10,000
Fix-It Group, LLC – Delayed Draw Term Loan, $6,750 available (S + 7.0%, 11.5% Cash, Due 12/2026)(C)	3,250	3,250	3,250
MCG Energy Solutions, LLC – Term Debt (S + 7.5%, 12.0% Cash, 3.5% PIK, Due 3/2026)(C)	20,504	20,455	19,325
WorkforceQA, LLC – Line of Credit, $2,000 available (L + 6.5%, 10.9% Cash, Due 12/2026)(C)	—	—	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
WorkforceQA, LLC – Term Debt (L + 8.5%, 12.9% Cash, Due 12/2026)(C)(H)	10,000	10,000	9,987
		84,909	81,349
Healthcare, Education, and Childcare – 31.1%
ALS Education, LLC – Line of Credit, $1,000 available (S + 7.0%, 11.4% Cash, Due 5/2025)(C)	2,000	2,000	1,985
ALS Education, LLC – Term Debt (S + 7.0%, 11.4% Cash, Due 5/2025)(C)	19,360	19,360	19,215
HH-Inspire Acquisition, Inc. – Line of Credit, $1,500 available (L + 6.8%, 11.1% Cash, Due 12/2026)(C)	1,500	1,500	1,493
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 11.1% Cash, Due 12/2026)(C)	16,000	16,000	15,920
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 11.1% Cash, Due 12/2026)(C)	8,000	8,000	7,960
HH-Inspire Acquisition, Inc. – Delayed Draw Term Loan, $0 available (L + 6.8%, 11.1% Cash, Due 12/2026)(C)	10,000	10,000	9,950
Pansophic Learning, Ltd. – Term Debt (L + 7.3%, 11.6% Cash, Due 3/2027)(C)	28,000	27,963	27,930
Pansophic Learning, Ltd. – Term Debt (L + 7.3%, 11.6% Cash, Due 3/2027)(C)	5,000	4,993	4,988
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 11.6% Cash, Due 6/2026)(C)	500	500	498
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 11.6% Cash, Due 6/2026)(C)	11,000	11,000	10,945
		101,316	100,884
Machinery – 1.7%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 5.4% PIK, Due 2/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 5.4% PIK, Due 2/2024)(C)	5,672	5,672	5,480
		5,672	5,480
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 11.5% Cash, Due 2/2015)(E)(V)(Q)	$107	107	—
Telecommunications – 2.0%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 15.4% Cash, Due 12/2024)(C)	1,200	1,200	1,104
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 15.4% Cash, Due 12/2024)(C)	6,000	6,000	5,520
		7,200	6,624
Total Secured First Lien Debt		$407,136	$399,531
Secured Second Lien Debt – 33.1%
Automobile – 3.6%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$11,900	$11,863	$11,484
Beverage, Food, and Tobacco – 0.6%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 12.1% Cash, Due 10/2026)(D)	3,682	3,698	1,998
Diversified/Conglomerate Manufacturing – 10.5%
Springfield, Inc. – Term Debt (L + 10.0%, 14.4% Cash, Due 12/2026)(C)	30,000	30,000	29,850
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 13.4% Cash, Due 5/2027)(D)	5,000	4,835	4,294
		34,835	34,144
Diversified/Conglomerate Service – 2.3%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 13.5% Cash, Due 4/2026)(D)(U)	3,000	2,969	2,760
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	2,100	2,070	2,090
Gray Matter Systems, LLC – Delayed Draw Term Loan, $4,000 available (11.3% Cash, Due 12/2026)(C)(F)	2,500	2,477	2,488
		7,516	7,338
Healthcare, Education, and Childcare – 8.8%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,512
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 12.6% Cash, Due 11/2026)(D)	798	798	778
Oil and Gas – 7.1%
Imperative Holdings Corporation – Term Debt (L + 9.8%, 14.1% Cash, Due 9/2024)(C)	23,265	23,225	22,916
Total Secured Second Lien Debt		$110,735	$107,170
Unsecured Debt – 0.7%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$45
Finance – 0.7%
B. Riley Financial, Inc. – Term Debt (6.8% Cash, Due 5/2024)(F)(X)	2,416	2,416	2,358
Total Unsecured Debt		$2,614	$2,403
Preferred Equity – 4.5%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	160
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	125
Buildings and Real Estate – 0.2%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	636
Diversified/Conglomerate Manufacturing – 0.4%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	1,430
Diversified/Conglomerate Service – 2.5%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	7,972
		7,500	7,972
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	854,848	956	914
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	1,474,225	632	1,954
		6,982	1,954
Telecommunications – 0.4%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	1,137
NetFortris Corp. – Preferred Stock(E)(G)	7,890,860	789	264
		2,813	1,401
Total Preferred Equity		$21,949	$14,592
Common Equity – 6.4%
Aerospace and Defense – 4.3%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,189
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	749
		5,283	13,938
Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	169
Beverage, Food, and Tobacco – 0.7%
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,701
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	675
		1,750	2,376
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.5%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	1,613
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	383
Healthcare, Education, and Childcare – 0.7%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	446
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,595
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	156
		786	2,197
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	44
		499	44
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	31
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$14,163	$20,751
Total Non-Control/Non-Affiliate Investments		$556,597	$544,447
AFFILIATE INVESTMENTS(N) – 12.9%
Secured First Lien Debt – 10.8%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 9.9% Cash, Due 8/2024)(C)(P)	$6,140	$6,140	$2,452
Diversified/Conglomerate Service – 10.0%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.3%, 12.6% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 11.4% Cash, 1.5% PIK, Due 12/2025)(C)	23,700	23,700	23,197
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 11.4% Cash, 2.5% PIK, Due 12/2025)(C)	4,561	4,561	4,464
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (L + 7.0%, 11.4% Cash, 1.5% PIK, Due 12/2025)(C)	5,043	5,043	4,935
		33,304	32,596
Total Secured First Lien Debt		$39,444	$35,048
Preferred Equity – 1.7%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.5%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	$4,915
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	798
Total Preferred Equity		$9,806	$5,713
Common Equity – 0.4%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	1,179
Total Common Equity		$800	$1,179
Total Affiliate Investments		$50,050	$41,940
CONTROL INVESTMENTS(O) – 10.9%
Secured First Lien Debt – 4.8%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	$3,695	$3,695	$3,396
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.5%
WB Xcel Holdings, LLC – Line of Credit, $32 available (L + 10.5%, 14.9% Cash, Due 11/2026)(E)	1,468	1,468	1,468
WB Xcel Holdings, LLC – Term Debt (L + 10.5%, 14.9% Cash, Due 11/2026)(E)	9,900	9,900	9,900
		11,368	11,368
Printing and Publishing – 0.3%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,100 available (8.0% Cash, Due 10/2024)(E)(F)	900	900	900
Total Secured First Lien Debt		$15,963	$15,664
Secured Second Lien Debt – 2.3%
Automobile– 2.3%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 13.9% Cash, Due 5/2026)(E)	$7,585	$7,585	$7,585
Preferred Equity – 1.8%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.8%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2022 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	5,835
Common Equity – 2.0%
Automobile– 0.1%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$71
Diversified/Conglomerate Manufacturing – 0.0%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,603
Printing and Publishing – 0.8%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,594
Total Common Equity		$7,831	$6,268
Total Control Investments		$34,129	$35,352
TOTAL INVESTMENTS – 191.7%		$640,776	$621,739
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $555.5 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2022, our investments in Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and B. Riley Financial, Inc. (“B. Riley”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.4% of total investments, at fair value, as of December 31, 2022.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 4.39% as of December 31, 2022 or one- month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.36% as of December 31, 2022. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near December 31, 2022, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The Company has entered into an agreement that entitles it to the "last out" tranche of the first lien secured loans, whereby the "first out" tranche will receive priority as to the "last out" tranche with respect to payments of principal, interest, and any other amounts due thereunder. Therefore, the Company receives a higher interest rate than the contractual stated interest rate of LIBOR plus 6.5% (Floor 1.0%) per the credit agreement and the Consolidated Schedule of Investments above reflects such higher rate.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2022.
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
(P)Debt security is on non-accrual status.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 4.77% as of December 31, 2022.
(V)The cash interest rate on this investment was indexed to the U.S. Prime Rate (“PRIME”), which was 7.50% as of December 31, 2022.
(W)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(X)Our investment in B. Riley was valued using Level 1 inputs within the ASC 820 fair value hierarchy. B. Riley 6.75% senior notes are traded on the Nasdaq Global Select Market under the trading symbol “RILYO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 182.2%
Secured First Lien Debt – 131.2%
Aerospace and Defense – 23.4%
Antenna Research Associates, Inc. – Term Debt (SOFR + 10.0%, 13.0% Cash, 4.0% PIK, Due 11/2026)(E)	$21,973	$21,973	$21,973
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 11.1% Cash, Due 2/2026)(C)	$18,913	18,913	18,558
SpaceCo Holdings, LLC – Line of Credit, $100 available (L + 7.0%, 10.8% Cash, Due 12/2025)(C)(U)	$1,900	1,900	1,886
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 10.8% Cash, Due 12/2025)(C)(U)	$31,719	31,326	31,481
		74,112	73,898
Beverage, Food, and Tobacco – 18.7%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	$—	—	—
Café Zupas – Delayed Draw Term Loan, $0 available (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	$1,970	1,970	1,958
Café Zupas – Term Debt (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	$23,460	23,460	23,313
Eegee’s LLC – Line of Credit, $1,000 available (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	$—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	$3,000	3,000	2,910
Eegee’s LLC – Term Debt (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	$17,000	17,000	16,490
Salt & Straw, LLC – Line of Credit, $1,200 available (L + 8.0%, 11.1% Cash, Due 9/2027)(C)	$800	800	800
Salt & Straw, LLC – Delayed Draw Term Loan, $11,500 available (L + 8.0%, 11.1% Cash, Due 9/2027)(C)	$—	—	—
Sokol & Company Holdings, LLC – Term Debt (SOFR + 7.0%, 10.0% Cash, Due 8/2027)(C)(AA)	$13,500	13,500	13,500
		59,730	58,971
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 11.1% Cash, Due 9/2023)(C)	$700	700	681
GFRC 360, LLC – Term Debt (L + 8.0%, 11.1% Cash, Due 9/2023)(C)	$1,000	1,000	973
		1,700	1,654
Diversified/Conglomerate Manufacturing – 22.3%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 10/2026)(C)	$—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 11.4% Cash, Due 10/2026)(C)	$22,500	22,500	22,134
Salvo Technologies, Inc. – Term Debt (SOFR + 9.5%, 12.5% Cash, Due 4/2027)(C)(AA)	$11,887	11,887	11,619
Viva Railings, LLC – Line of Credit, $4,000 available (L + 7.0%, 10.1% Cash, Due 5/2027)(C)	$—	—	—
Viva Railings, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 5/2027)(C)	$21,800	21,800	21,364
Unirac Holdings, Inc. – Line of Credit, $2,222 available (SOFR + 6.5%, 9.5% Cash, Due 9/2027) (C)(AA)	$—	—	—
Unirac Holdings, Inc. – Delayed Draw Term Loan, $2,778 available (SOFR + 6.5%, 9.5% Cash, Due 9/2027)(C)(AA)	$—	—	—
Unirac Holdings, Inc. – Term Debt (SOFR + 6.5%, 9.5% Cash, Due 9/2027)(C)(AA)	$15,000	14,628	15,000
		70,815	70,117
Diversified/Conglomerate Service – 31.1%
Axios Industrial Group, LLC – Term Debt (SOFR + 9.5%, 12.6% Cash, Due 10/2027)(C)(AA)	$9,000	9,000	8,741
Axios Industrial Group, LLC– Delayed Draw Term Loan, $5,000 available (SOFR + 9.5%, 12.6% Cash, Due 10/2027)(C)(AA)	$3,000	3,000	2,914
DKI Ventures, LLC – Term Debt (SOFR + 8.0%, 11.0% Cash, Due 12/2023)(C)	$5,915	5,915	4,554
ENET Holdings, LLC – Term Debt (L + 7.3%, 10.4% Cash, Due 4/2025)(C)	$24,360	24,360	23,142
Fix-It Group, LLC – Line of Credit, $3,000 available (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	$—	—	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Fix-It Group, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	10,000	10,000	9,950
Fix-It Group, LLC– Delayed Draw Term Loan, $10,000 available (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	—	—	—
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 10.6% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 10.6% Cash, 3.5% PIK, Due 3/2026)(C)	20,820	20,820	19,779
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% PIK, Due 12/2023)(F)(Y)	829	829	829
R2i Holdings, LLC – Term Debt (8.0% PIK, Due 12/2023)(F)(Y)	18,000	18,000	18,000
WorkforceQA, LLC– Line of Credit, $2,000 available (L + 6.5%, 9.6% Cash, Due 12/2026)(C)(U)	—	—	—
WorkforceQA, LLC – Term Debt (L + 8.5%, 11.6% Cash, Due 12/2026)(C)(H)(U)	10,000	10,000	9,975
		101,924	97,884

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Healthcare, Education, and Childcare - 31.3%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 10.1% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 5/2025)(C)	19,690	19,690	19,468
HH-Inspire Acquisition, Inc. – Line of Credit, $1,500 available (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	1,500	1,500	1,489
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	16,000	16,000	15,880
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	8,000	8,000	7,940
HH-Inspire – Delayed Draw Term Loan, $0 available (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	10,000	10,000	9,925
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 10.4% Cash, Due 3/2027)(C)	28,000	27,961	27,825
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 10.4% Cash, Due 3/2027)(C)	5,000	4,993	4,969
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 10.4% Cash, Due 6/2026)(C)	500	500	495
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 10.4% Cash, Due 6/2026)(C)	11,000	11,000	10,890
		99,644	98,881
Machinery -1.7%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 11.1% Cash, Due 11/2022)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 12.6% Cash, 3.0% PIK, Due 11/2022)(C)	5,625	5,625	5,350
		5,625	5,350
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 10.3% Cash, Due 2/2015)(E)(V)(Q)	107	107	—
Telecommunications – 2.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 14.1% Cash, Due 12/2024)(C)	1,200	1,200	1,146
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 14.1% Cash, Due 12/2024)(C)	6,000	6,000	5,730
		7,200	6,876
Total Secured First Lien Debt		$420,857	$413,631
Secured Second Lien Debt – 34.3%
Automobile – 3.5%
Sea Link International IRB, Inc. – Term Debt (14.5% PIK, Due 12/2025)(C)(F)	$11,719	$11,679	$11,074
Beverage, Food, and Tobacco – 1.0%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 10.9% Cash, Due 10/2026)(D)	$3,682	3,698	3,020

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 10.8%
Springfield, Inc. – Term Debt (L + 10.0%, 13.1% Cash, Due 12/2026)(C)	30,000	30,000	29,738
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 12.1% Cash, Due 5/2027)(D)	5,000	4,829	4,313
		34,829	34,051
Diversified/Conglomerate Service – 2.3%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 12.5% Cash, Due 4/2026)(D)(U)	3,000	2,967	2,700
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	2,100	2,069	2,084
Gray Matter Systems, LLC – Delayed Draw Term Loan, $4,000 available (11.3% Cash, Due 12/2026)(C)(F)	2,500	2,476	2,481
		7,512	7,265
Healthcare, Education, and Childcare – 9.1%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,800
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 11.4% Cash, Due 11/2026)(D)	798	798	758
Oil and Gas – 7.4%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 13.4% Cash, Due 9/2024)(C)	24,016	23,968	23,295
Total Secured Second Lien Debt		$111,284	$108,263
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$55
Preferred Equity – 5.6%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	153
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	120
Buildings and Real Estate – 0.2%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	551
Diversified/Conglomerate Manufacturing – 0.8%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	2,584
Diversified/Conglomerate Service – 2.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,151
		7,500	8,151
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	854,848	956	945
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	1,474,225	632	2,028
		6,982	2,028
Telecommunications – 1.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	2,718
NetFortris Holdings LLC – Preferred Stock(E)(G)	7,890,860	789	469
		2,813	3,187
Total Preferred Equity		$21,949	$17,719

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Common Equity – 11.1%
Aerospace and Defense – 4.7%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,734
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	1,017
		5,283	14,751
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	105
Beverage, Food, and Tobacco – 0.7%
Sokol & Company Holdings, LLC - Common Stock(E)(G)	1,500,000	1,500	1,500
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	672
		1,750	2,172
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Diversified/Conglomerate Manufacturing – 0.6%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	1,773
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	456
Healthcare, Education, and Childcare – 2.5%
Giving Home Health Care, LLC - Warrant(E)(G)	10,667	19	19
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,359
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,223	6,397
		2,009	7,775
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	50
		499	50
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	58
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	25
Textiles and Leather – 2.5%
Targus Cayman HoldCo, Ltd. – Common Stock(G)(Y)(Z)	3,076,414	2,062	7,978
Total Common Equity		$17,448	$35,143
Total Non-Control/Non-Affiliate Investments		$571,736	$574,811

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) - 12.4%
Secured First Lien Debt – 11.0%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 8.6% Cash, Due 8/2024)(E)	$6,140	$6,140	$2,550
Diversified/Conglomerate Service – 10.2%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 12/2025)(C)	$—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)(C)	$23,611	23,611	22,962
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 10.1% Cash, 2.5% PIK, Due 12/2025)(C)	$4,532	4,532	4,407
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)(C)	$5,023	5,023	4,885
		33,166	32,254
Total Secured First Lien Debt		$39,306	$34,804
Preferred Equity – 1.2%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 0.9%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	3,840,000	3,840	2,842
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	798
Total Preferred Equity		$9,806	$3,640
Common Equity – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	647
Total Common Equity		$300	$647
Total Affiliate Investments		$49,412	$39,091

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 11.3%
Secured First Lien Debt – 4.9%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% Cash, Due 6/2027)(E)(F)	$3,250	$3,250	$3,030
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.6%
WB Xcel Holdings, LLC - Line of Credit, $32 available (L + 10.5%, 13.6% Cash, Due 11/2026)(E)	$1,468	1,468	1,468
WB Xcel Holdings, LLC - Term Loan (L + 10.5%, 13.6% Cash, Due 11/2026)(E)	$9,925	9,925	9,925
		11,393	11,393
Printing and Publishing – 0.3%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,000 available (8.0% Cash, Due 10/2024)(E)(F)	$1,000	1,000	1,000
Total Secured First Lien Debt		$15,643	$15,423
Secured Second Lien Debt – 2.4%
Automobile– 2.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 12.6% Cash, Due 5/2026)(E)	$7,665	$7,665	$7,665
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 1.8%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.8%
WB Xcel Holdings, LLC - Preferred Stock(E)(G)	333	$2,750	$5,687
Common Equity – 2.2%
Automobile– 0.4%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,147
Diversified/Conglomerate Manufacturing – 0.0%
Circuitronics EMS Holdings LLC – Common Units(E)(G)	921,000	921	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
		7,671	—
Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,454
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,337
Total Common Equity		$8,752	$6,938
Total Control Investments		$34,905	$35,713
TOTAL INVESTMENTS – 205.9%		$656,053	$649,615
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
(G)Security is non-income producing.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
DECEMBER 31, 2022
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three month periods ended December 31, 2022 and December 31, 2021.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2022 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2023 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 14, 2022.
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
Board Responsibility

In December 2020, the SEC adopted Rule 2a-5 under the 1940 Act, which permits a BDC’s board of directors to designate its investment adviser as a valuation designee (the “Valuation Designee”) to perform fair value determinations for its investment portfolio, subject to the active oversight of such board. Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ Valuation Designee.

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing and determining, in good faith, the fair value of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the Valuation Designee, in coordination with the Administrator and with the oversight by the Company’s chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuation Designee's recommendations to the entire Board of Directors so that the full Board of Directors may review and approve in good faith the Valuation Designee’s determined fair values of such investments in accordance with the Policy.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2022, loans to Edge Adhesives Holdings, Inc. were on non-accrual status with an aggregate debt cost basis of $6.1 million, or 1.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $2.5 million, or 0.4% of the fair value of all debt investments in our portfolio. There were no loans on non-accrual status as of September 30, 2022.
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
As of each of December 31, 2022 and September 30, 2022, we held four OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $49 thousand and $0.1 million during the three months ended December 31, 2022 and December 31, 2021, respectively. The unamortized balance of OID investments as of each of December 31, 2022 and September 30, 2022 totaled $0.9 million. As of each of December 31, 2022 and September 30, 2022, we had six investments which had a PIK interest component. We recorded PIK interest income of $1.0 million and $1.1 million during the three months ended December 31, 2022 and December 31, 2021, respectively. We collected $0.4 million and $12 thousand in PIK interest in cash during the three months ended December 31, 2022 and December 31, 2021, respectively.
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
We are also party to the Administration Agreement with the Administrator, which is owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. Refer to Note 4 — Related Party Transactions for additional information regarding these related party fees and agreements.
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

As of December 31, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in B. Riley Financial, Inc. (“B. Riley”), which was valued using Level 1 inputs, our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in Funko, which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2022 and 2021, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of December 31, 2022 and September 30, 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2022:
Secured first lien debt	$450,243		$—		$—		$450,243
Secured second lien debt	114,755		—		—		114,755
Unsecured debt	2,403		2,358	(B)	—		45
Preferred equity	26,140		—		—		26,140
Common equity/equivalents	28,042	(A)	—		31	(C)	28,011
Total Investments as of December 31, 2022	$621,583		$2,358		$31		$619,194

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Secured first lien debt	$463,858		$—	$—		$463,858
Secured second lien debt	115,928		—	—		115,928
Unsecured debt	55		—	—		55
Preferred equity	27,046		—	—		27,046
Common equity/equivalents	36,331	(A)	—	58	(C)	36,273
Total Investments as of September 30, 2022	$643,218		$—	$58		$643,160
(A)Excludes our investment in Leeds with fair values of $0.2 million and $6.4 million as of December 31, 2022 and September 30, 2022, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of B. Riley 6.75% senior notes which are traded on the Nasdaq Global Select Market under the trading symbol RILYO.
(C)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2022 and September 30, 2022, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2022		September 30, 2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$399,531		$413,631
Secured second lien debt	107,170		108,263
Unsecured debt	45	(A)	55
Preferred equity	14,592		17,719
Common equity/equivalents	20,564	(B)	28,688	(C)
Total Non-Control/Non-Affiliate Investments	$541,902		$568,356
Affiliate Investments
Secured first lien debt	$35,048		$34,804
Preferred equity	5,713		3,640
Common equity/equivalents	1,179		647
Total Affiliate Investments	$41,940		$39,091
Control Investments
Secured first lien debt	$15,664		$15,423
Secured second lien debt	7,585		7,665
Preferred equity	5,835		5,687
Common equity/equivalents	6,268		6,938
Total Control Investments	$35,352		$35,713
Total Investments at Fair Value Using Level 3 Inputs	$619,194		$643,160
(A)Excludes our investment in B. Riley with fair value of $2.4 million as of December 31, 2022. B. Riley was valued using Level 1 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $31 thousand, respectively, as of December 31, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(C)Excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively, as of September 30, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2022 and September 30, 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2022	September 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2022	September 30, 2022

Secured first lien debt	$410,235	$423,912	Yield Analysis	Discount Rate	10.7% - 34.9% / 13.2%	8.0% - 29.5% / 11.8%
	40,008	39,946	TEV	EBITDA multiple	4.7x – 6.6x / 6.1x	4.8x – 6.7x / 6.2x
				EBITDA	$862 - $10,103 / $7,352	$800 - $10,257 / $7,605
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.5x
				Revenue	$12,908 - $15,526 / $14,543	$11,514 - $16,320 / $14,656

Secured second lien debt	97,340	97,472	Yield Analysis	Discount Rate	11.4% - 15.2% / 14.1%	11.5% - 15.4% / 13.8%
	9,830	10,791	Market Quote	IBP	54.3% - 97.5% / 78.8%	82.0% - 95.0% / 86.5%
	7,585	7,665	TEV	EBITDA multiple	5.6x – 5.6x / 5.6x	5.6x – 5.6x / 5.6x
				EBITDA	$2,996 - $2,996 / $2,996	$3,299 - $3,299 / $3,299

Unsecured debt(A)	45	55	TEV	Revenue multiple	1.3x – 1.3x / 1.3x	0.3x – 1.3x / 1.0x
				Revenue	$6,125 - $6,125 / $6,125	$764 - $11,514 / $4,249

Preferred and common equity / equivalents(B)	54,151	63,319	TEV	EBITDA multiple	4.0x – 10.8x / 6.5x	4.1x – 11.0x / 6.5x
				EBITDA	$862 -$80,276 / $9,873	$800 -$74,512 / $11,742
				Revenue multiple	0.3x – 4.4x / 1.5x	0.3x– 4.4x / 1.4x
				Revenue	$3,130 -$43,117 / $20,544	$764 -$42,926 / $19,963
Total Level 3 Investments, at Fair Value	$619,194	$643,160
(A)Fair value as of December 31, 2022 excludes our investment in B. Riley with fair value of $2.4 million. B. Riley was valued using Level 1 inputs as of December 31, 2022.
(B)Fair value as of December 31, 2022 excludes our investments in Leeds and Funko with fair values of $0.2 million and $31 thousand, respectively. Fair value as of September 30, 2022 excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both December 31, 2022 and September 30, 2022.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2022 and 2021 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	—	—	(95)	—	4,995	4,900
Net unrealized appreciation (depreciation)(B)	(455)	(544)	(10)	(906)	(784)	(2,699)
Reversal of prior period net depreciation (appreciation) on realization(B)	103	—	95	—	(4,995)	(4,797)
New investments, repayments and settlements: (C)
Issuances/originations	11,475	182	—	—	500	12,157
Settlements/repayments	(24,738)	(811)	—	—	—	(25,549)
Net proceeds from sales	—	—	—	—	(7,978)	(7,978)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2022	$450,243	$114,755	$45	$26,140	$28,011	$619,194

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2021	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	13,876	13,876
Net unrealized appreciation (depreciation)(B)	4,493	559	56	(661)	522	4,969
Reversal of prior period net depreciation (appreciation) on realization(B)	(95)	(1,718)	—	(4,281)	(9,114)	(15,208)
New investments, repayments and settlements: (C)
Issuances/originations	74,703	30,170	—	3,500	3,500	111,873
Settlements/repayments	(20,742)	(58,735)	—	—	—	(79,477)
Net proceeds from sales	—	—	—	(1,321)	(15,731)	(17,052)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2021	$395,753	$106,232	$66	$26,483	$41,494	$570,028
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

Investment Activity
Proprietary Investments
As of December 31, 2022 and September 30, 2022, we held 45 and 46 proprietary investments with an aggregate fair value of $611.9 million and $630.8 million, or 98.4% and 97.1% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2022:

•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with a cost basis of $0.0 million and fair value of $0.2 million as of December 31, 2022.

•In December 2022, our investment in R2i Holdings, LLC paid off at par for net cash proceeds of $19.2 million.
Syndicated Investments
As of December 31, 2022 and September 30, 2022, we held five and six syndicated investments with an aggregate fair value of $9.9 million and $18.8 million, or 1.6% and 2.9% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the three months ended December 31, 2022:

•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received $2.4 million in aggregate cost basis of B. Riley 6.75% senior notes which are traded on the Nasdaq Global Select Market under the trading symbol RILYO.
Investment Concentrations
As of December 31, 2022, our investment portfolio consisted of investments in 50 portfolio companies located in 24 states in 13 different industries, with an aggregate fair value of $621.7 million. The five largest investments at fair value as of December 31, 2022 totaled $175.4 million, or 28.2% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2022 totaling $174.5 million, or 26.9% of our total investment portfolio. As of December 31, 2022 and September 30, 2022, our average investment by obligor was $12.8 million and $12.6 million at cost, respectively.
The following table outlines our investments by security type as of December 31, 2022 and September 30, 2022:

	December 31, 2022				September 30, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$462,543	72.2%	$450,243	72.4%	$475,806	72.5%	$463,858	71.4%
Secured second lien debt	118,320	18.5	114,755	18.5	118,949	18.2	115,928	17.8
Unsecured debt	2,614	0.4	2,403	0.4	293	0.0	55	0.0
Total debt investments	583,477	91.1	567,401	91.3	595,048	90.7	579,841	89.2
Preferred equity	34,505	5.4	26,140	4.2	34,505	5.3	27,046	4.2
Common equity/equivalents	22,794	3.5	28,198	4.5	26,500	4.0	42,728	6.6
Total equity investments	57,299	8.9	54,338	8.7	61,005	9.3	69,774	10.8
Total Investments	$640,776	100.0%	$621,739	100.0%	$656,053	100.0%	$649,615	100.0%

Our investments at fair value consisted of the following industry classifications as of December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$134,598	21.6%	$148,907	22.9%
Healthcare, Education, and Childcare	132,507	21.3	136,401	21.0
Diversified/Conglomerate Manufacturing	113,571	18.3	114,105	17.6
Aerospace and Defense	86,118	13.9	88,649	13.6
Beverage, Food, and Tobacco	65,218	10.5	64,283	9.9
Oil and Gas	24,914	4.0	25,373	3.9
Automobile	19,469	3.1	20,144	3.1
Personal and Non-Durable Consumer Products	19,211	3.1	18,583	2.9
Machinery	9,861	1.6	9,562	1.5
Telecommunications	8,025	1.3	10,088	1.6
Textiles and Leather	—	—	7,978	1.2
Other, < 2.0%	8,247	1.3	5,542	0.8
Total Investments	$621,739	100.0%	$649,615	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of December 31, 2022 and September 30, 2022:

	December 31, 2022		September 30, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$301,962	48.6%	$326,524	50.3%
West	169,476	27.2	169,415	26.1
Midwest	115,006	18.5	118,191	18.2
Northeast	35,295	5.7	35,485	5.4
Total Investments	$621,739	100.0%	$649,615	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2022:

		Amount
For the remaining nine months ending September 30:	2023(A)	$8,790
For the fiscal years ending September 30:	2024	48,181
	2025	81,691
	2026	155,294
	2027	253,672
	Thereafter	36,975
	Total contractual repayments	$584,603
	Adjustments to cost basis of debt investments	(1,126)
	Investments in equity securities	57,299
	Investments held as of December 31, 2022 at cost:	$640,776
(A)Includes debt investments with contractual principal amounts totaling $0.3 million for which the maturity date has passed as of December 31, 2022.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2022 and September 30, 2022, we had gross receivables from portfolio companies of $0.6 million and $0.5 million, respectively. The allowance for uncollectible receivables was $0 as of each of December 31, 2022 and September 30, 2022.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2022	2021
Average total assets subject to base management fee(A)	$646,629	$576,000
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,829	$2,520
Portfolio company fee credit	(404)	(1,869)
Syndicated loan fee credit	(32)	(58)
Net Base Management Fee	$2,393	$593
Loan servicing fee(B)	1,874	1,462
Credit to base management fee - loan servicing fee(B)	(1,874)	(1,462)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,181	2,091
Incentive fee credit	—	—
Net Incentive Fee	$2,181	$2,091
Portfolio company fee credit	(404)	(1,869)
Syndicated loan fee credit	(32)	(58)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(436)	$(1,927)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long-term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser.
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended December 31, 2022 and 2021.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2022, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2022.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our vice chairman and chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of December 31, 2022, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $16 thousand and $0.6 million during the three months ended December 31, 2022 and 2021, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2022	September 30, 2022
Base management fee due to Adviser	$519	$(189)
Loan servicing fee due to Adviser	456	423
Incentive fee due to Adviser	2,181	1,870
Total fees due to Adviser	3,156	2,104
Fee due to Administrator	499	423
Total Related Party Fees Due	$3,655	$2,527
In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2022 and September 30, 2022, totaled $19 thousand and $44 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $16 thousand and $13 thousand as of December 31, 2022 and September 30, 2022, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2022 and September 30, 2022.

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

On September 12, 2022, we, through Business Loan, entered into Amendment No. 1 to the Credit Facility to update the reference rate from LIBOR to SOFR plus an 11 basis point credit spread adjustment. On September 20, 2022, we, through Business Loan, entered into Amendment No. 2 to the Credit Facility to increase the size of the Credit Facility by $50.0 million from $175.0 million to $225.0 million, as permitted under the terms of the Credit Facility. On October 31, 2022, we, through Business Loan, entered into Amendment No. 3 to the Credit Facility to increase the size of the Credit Facility by $20.0 million from $225.0 million to $245.0 million, as permitted under the terms of the Credit Facility.
The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2022	September 30, 2022
Commitment amount	$245,000	$225,000
Line of credit outstanding, at cost	108,400	141,800
Availability(A)	111,868	60,068

	For the Three Months Ended December 31,
	2022	2021
Weighted average borrowings outstanding, at cost	$129,062	$32,967
Weighted average interest rate(B)	6.9%	7.5%
Commitment (unused) fees incurred	$156	$335
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2022 and September 30, 2022.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $342.1 million as of December 31, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2022, and as defined in our Credit Facility, we had a net worth of $521.3 million, asset coverage on our “senior securities representing indebtedness” of 202.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2022. As of December 31, 2022, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2022, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.81% per annum, plus a 0.75% unused commitment fee. As of September 30, 2022, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.81% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2022 and September 30, 2022, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of December 31, 2022 and September 30, 2022, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2022 and 2021:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2022	September 30, 2022
Credit Facility	$108,400	$141,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2022	2021
Fair value as of September 30, 2022 and 2021, respectively	$141,800	$50,500
Borrowings	14,800	138,200
Repayments	(48,200)	(134,800)
Net unrealized appreciation	—	—
Fair Value as of December 31, 2022 and 2021, respectively	$108,400	$53,900
The fair value of the collateral under our Credit Facility totaled approximately $555.5 million and $577.6 million as of December 31, 2022 and September 30, 2022, respectively.

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

In December 2020, we completed an offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semiannually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year).

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

The fair value, based on a DCF analysis, of the 2027 Notes as of December 31, 2022 was $44.6 million. The fair value, based on a DCF analysis, of the 2026 Notes as of December 31, 2022 was $143.6 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2022, we had the ability to issue up to an additional $284.7 million in securities under the registration statement.

Common Stock At-the-Market Offerings

In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Jefferies Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the three months ended December 31, 2022, we sold 1,079,806 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.93 per share and raised approximately $10.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $10.5 million. All sales were above our then current estimated NAV per share. As of December 31, 2022, we had a remaining capacity to sell up to an additional $37.1 million of our common stock under the Jefferies Sales Agreement.
NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$5,698	$12,103
Denominator: basic and diluted weighted average common share	35,207,208	34,304,371
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.16	$0.35
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
For the calendar year ended December 31, 2022, 93.2% of distributions to common stockholders were deemed to be paid from ordinary income and 6.8% of distributions were deemed to be return of capital for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2021, 100.0% of distributions to common stockholders were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.
We paid the following monthly distributions to common stockholders for the three months ended December 31, 2022 and 2021:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.07
	October 11, 2022	November 18, 2022	November 30, 2022	0.07
	October 11, 2022	December 20, 2022	December 30, 2022	0.07
	Three Months Ended December 31, 2022:			$0.21

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	Three Months Ended December 31, 2021:			$0.195
Aggregate distributions declared and paid to our common stockholders were approximately $7.4 million and $6.7 million for the three months ended December 31, 2022 and 2021, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2022, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million.
For the three months ended December 31, 2022 and the fiscal year ended September 30, 2022, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2022	Year Ended September 30, 2022
Undistributed net investment income	$271	$(5,606)
Accumulated net realized losses	(271)	7,013
Capital in excess of par value	—	(1,407)
NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2022 and September 30, 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million and $0.2 million as of December 31, 2022 and September 30, 2022, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2022 and September 30, 2022 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2022 and September 30, 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2022	September 30, 2022
Unused line of credit commitments(A)	$26,064	$36,225
Delayed draw term loans(A)	40,398	37,778
Uncalled capital commitment	843	843
Total	$67,305	$74,846
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.
NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2022	2021
Per Common Share Data:
Net asset value at beginning of period(A)	$9.08	$9.28
Income from operations(B)
Net investment income	0.25	0.27
Net realized and unrealized gain (loss) on investments	(0.10)	0.10
Net realized and unrealized gain (loss) on other	0.01	(0.02)
Total from operations	0.16	0.35
Distributions to common stockholders from(B)(C)
Net investment income	(0.21)	(0.20)
Return of capital	—	—
Total distributions	(0.21)	(0.20)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.03	—
Total capital share transactions	0.03	—
Other, net	—	0.01
Net asset value at end of period(A)	$9.06	$9.44
Per common share market value at beginning of period	$8.49	$11.30
Per common share market value at end of period	9.62	11.59
Total return(E)	15.77%	4.29%
Common stock outstanding at end of period(A)	35,814,602	34,304,371
Statement of Assets and Liabilities Data:
Net assets at end of period	$324,326	$323,853
Average net assets(F)	326,934	320,892
Senior Securities Data:
Borrowings under line of credit, at cost	108,400	53,900
Notes payable	200,000	200,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	12.93%	8.73%
Ratio of net investment income to average net assets – annualized(I)	10.68%	11.42%
(A)    Based on actual shares outstanding at the end of the corresponding period.
(B)    Based on weighted average basic per share data.
(C)    The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)    During the three months ended December 31, 2022, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.

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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 15.79% and 13.00% for the three months ended December 31, 2022 and 2021, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 7.87% and 7.22% for the three months ended December 31, 2022 and 2021, respectively.

NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
In January 2023, we invested $29.0 million in NeoGraf Solutions, LLC (“NeoGraf”) through secured first lien debt and equity. We also extended NeoGraf a $4.5 million line of credit commitment, which was unfunded at close.
Distributions and Dividends
On January 10, 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 20, 2023	January 31, 2023	$0.075
February 17, 2023	February 28, 2023	0.075
March 17, 2023	March 31, 2023	0.075
	Total for the Quarter:	$0.225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, rising interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” and in the “Risk Factors” section of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 14, 2022. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2022, our investment portfolio was made up of approximately 91.1% debt investments and 8.9% equity investments, at cost.
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
Business
Portfolio and Investment Activity
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on the 30-day London Interbank Offered Rate (“LIBOR”) or one-month Term Secured Overnight Financing Rate (“SOFR”) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.
During the three months ended December 31, 2022, we extended $11.0 million in investments to existing portfolio companies primarily through draws on existing delayed draw term loan and line of credit commitments. In addition, two portfolio companies were sold during the three months ended December 31, 2022. We received a total of $39.2 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the three months ended December 31, 2022. Our overall portfolio decreased by $15.3 million at cost since September 30, 2022 and consists of 50 portfolio companies as of December 31, 2022. From our initial public offering in August 2001 through December 31, 2022, we have made 613 different loans to, or investments in, 268 companies for a total of approximately $2.5 billion, before giving effect to principal repayments on investments and divestitures.
During the three months ended December 31, 2022, the following significant transactions occurred:
Proprietary Investments

•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds Novamark Capital I, L.P. (“Leeds”) related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with a cost basis of $0.0 million and fair value of $0.2 million as of December 31, 2022.

•In December 2022, our investment in R2i Holdings, LLC paid off at par for net cash proceeds of $19.2 million.
Syndicated Investments

•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received $2.4 million in aggregate cost basis of B. Riley Financial, Inc. 6.75% senior notes which are traded on the Nasdaq Global Select Market under the trading symbol RILYO.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2023, and currently have a total commitment amount of $245.0 million. We sold 1,079,806 shares of our common stock under our at-the-market program during the three months ended December 31, 2022. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of 2027 Notes. In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
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
On December 31, 2022, the closing market price of our common stock was $9.62 per share, a 6.2% premium to our December 31, 2022 NAV per share of $9.06.

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
As of December 31, 2022, our asset coverage on our “senior securities representing indebtedness” was 202.8%.
Recent Developments
Distributions
On January 10, 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
January 20, 2023	January 31, 2023	$0.075
February 17, 2023	February 28, 2023	0.075
March 17, 2023	March 31, 2023	0.075
	Total for the Quarter:	$0.225
LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR or SOFR) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR is currently expected to transition to a new standard rate, the SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. The majority of the new variable rate debt investments that we are making are based on SOFR and several of our other existing investments have been transitioned to SOFR. Further, the majority of our outstanding loan agreements for variable rate debt investments that are still based on one-month LIBOR have been amended to include LIBOR replacement language should LIBOR cease to exist. Assuming that SOFR replaces LIBOR, we expect that there should be minimal impact on our operations. In addition, our Credit Facility has been amended to update the reference rate from LIBOR to SOFR plus an 11 basis point credit spread adjustment.

Impact of Inflation

We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the three months ended December 31, 2022, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021

	Three Months Ended December 31,
	2022	2021	$ Change	% Change
INVESTMENT INCOME
Interest income	$18,367	$12,866	$5,501	42.8%
Success fee, dividend, and other income	927	3,301	(2,374)	(71.9)
Total investment income	19,294	16,167	3,127	19.3
EXPENSES
Base management fee	2,829	2,520	309	12.3
Loan servicing fee	1,874	1,462	412	28.2
Incentive fee	2,181	2,091	90	4.3
Administration fee	403	379	24	6.3
Interest expense on line of credit and notes payable	4,629	3,007	1,622	53.9
Amortization of deferred financing costs	378	289	89	30.8
Other expenses	585	648	(63)	(9.7)
Expenses, before credits from Adviser	12,879	10,396	2,483	23.9
Credit to base management fee – loan servicing fee	(1,874)	(1,462)	(412)	28.2
Credits to fees from Adviser – other	(436)	(1,927)	1,491	(77.4)
Total expenses, net of credits	10,569	7,007	3,562	50.8
NET INVESTMENT INCOME	8,725	9,160	(435)	(4.7)
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	9,319	13,880	(4,561)	(32.9)
Net realized gain (loss) on other	253	(700)	953	(136.1)
Net unrealized appreciation (depreciation) of investments	(12,599)	(10,237)	(2,362)	23.1
Net gain (loss) from investments and other	(3,027)	2,943	(5,970)	(202.9)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,698	$12,103	$(6,405)	(52.9)%
Investment Income
Interest income increased by 42.8% for the three months ended December 31, 2022, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2022 was $589.6 million, compared to $494.4 million for the three months ended December 31, 2021, an increase of $95.2 million, or 19.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.3% for the three months ended December 31, 2022, compared to 10.3% for the three months ended December 31, 2021, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of December 31, 2022, loans to Edge Adhesives Holdings, Inc. were on non-accrual status with an aggregate debt cost basis of $6.1 million, or 1.1% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $2.5 million, or 0.4% of the fair value of all debt investments in our portfolio. As of September 30, 2022, there were no loans on non-accrual status.
Other income decreased by 71.9% during the three months ended December 31, 2022, as compared to the prior year period, primarily due to decreases in success fees and prepayment fees received, period over period.
As of December 31, 2022 and September 30, 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $3.6 million, or 50.8%, for the three months ended December 31, 2022, as compared to the prior year period. This increase was primarily due to a $1.8 million increase in the net base management fee earned by the Adviser and a $1.6 million increase in interest expense.
Total interest expense on borrowings and notes payable increased by $1.6 million, or 53.9%, during the three months ended December 31, 2022, as compared to the prior year period. This increase was driven by increased borrowings outstanding on our Credit Facility, partially offset by a decrease in the effective interest rate on our Credit Facility. The weighted average balance outstanding on our Credit Facility was $129.1 million during the three months ended December 31, 2022, as compared to $33.0 million in the prior year period, an increase of 291.2%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 6.9% during the three months ended December 31, 2022, compared to 7.5% during the prior year period. The decrease in the effective interest rate was driven primarily by a $0.2 million decrease in unused commitment fees during the three months ended December 31, 2022 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $1.8 million, or 303.5%, for the three months ended December 31, 2022, as compared to the prior year period, resulting from a decrease in credits to the base management fee from the Adviser period over period and an increase in average total assets subject to the base management fee.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2022	2021
Average total assets subject to base management fee(A)	$646,629	$576,000
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,829	$2,520
Portfolio company fee credit	(404)	(1,869)
Syndicated loan fee credit	(32)	(58)
Net Base Management Fee	$2,393	$593
Loan servicing fee(B)	1,874	1,462
Credit to base management fee - loan servicing fee(B)	(1,874)	(1,462)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,181	2,091
Incentive fee credit	—	—
Net Incentive Fee	$2,181	$2,091
Portfolio company fee credit	(404)	(1,869)
Syndicated loan fee credit	(32)	(58)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(436)	$(1,927)
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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended December 31, 2022, we recorded a net realized gain on investments of $9.3 million, which resulted primarily from a $5.9 million realized gain recognized on the sale of our investment in Targus Cayman HoldCo,

Ltd. in October 2022 and a $4.4 million realized gain recognized on our investment in Leeds Novamark Capital I, L.P. in November 2022.
For the three months ended December 31, 2021, we recorded a net realized gain on investments of $13.9 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc. in November 2021.
Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended December 31, 2022, we recorded net unrealized depreciation of investments in the aggregate amount of $12.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2022 were as follows:

	Three Months Ended December 31, 2022
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Encore Dredging Holdings, LLC	$—	$2,277	$—	$2,277
ENET Holdings, LLC	—	446	103	549
Circuitronics EMS Holdings LLC	(921)	—	921	—
Targus Cayman HoldCo, Ltd.	5,916	—	(5,916)	—
Antenna Research Associates, Inc.	—	(545)	—	(545)
Leeds Novamark Capital I, L.P.	4,406	—	(5,018)	(612)
8th Avenue Food & Provisions, Inc.	—	(1,022)	—	(1,022)
Defiance Integrated Technologies, Inc.	—	(1,076)	—	(1,076)
Salvo Technologies, Inc.	—	(1,479)	—	(1,479)
B+T Group Acquisition Inc.	—	(1,858)	—	(1,858)
Other, net (<$500)	(82)	473	95	486
Total:	$9,319	$(2,784)	$(9,815)	$(3,280)
The primary drivers of net unrealized depreciation of $12.6 million for the three months ended December 31, 2022 was the reversal of unrealized depreciation associated with the exit of our investment in Targus Cayman HoldCo, Ltd. and the sale of underlying assets within Leeds Novamark Capital I, L.P as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operations performance of certain of our other portfolio companies.

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
Net Realized Loss on Other
We incurred a loss on extinguishment of debt of $0.8 million during the three months ended December 31, 2021, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”) in November 2021. No such amounts were recorded during the three months ended December 31, 2022.

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
Net cash provided by operating activities for the three months ended December 31, 2022 was $34.5 million, as compared to net cash used in operating activities of $5.8 million for the three months ended December 31, 2021. The change was primarily due to a decrease in purchases of investments, partially offset by a decrease in principal repayments, period over period. Purchases of investments were $13.4 million during the three months ended December 31, 2022, compared to $110.8 million during the three months ended December 31, 2021. Repayments and net proceeds from sales were $39.4 million during the three months ended December 31, 2022 compared to $96.4 million during the three months ended December 31, 2021.
As of December 31, 2022, we had loans to, syndicated participations in or equity investments in 50 companies, with an aggregate cost basis of approximately $640.8 million. As of September 30, 2022, we had loans to, syndicated participations in or equity investments in 52 companies, with an aggregate cost basis of approximately $656.1 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Beginning investment portfolio, at fair value	$649,615	$557,612
New investments	2,416	106,918
Disbursements to existing portfolio companies	10,963	3,876
Scheduled principal repayments on investments	(2,048)	(1,881)
Unscheduled principal repayments on investments	(23,515)	(77,862)
Net proceeds from sale of investments	(13,620)	(17,056)
Net unrealized appreciation (depreciation) of investments	(2,784)	4,971
Reversal of prior period depreciation (appreciation) of investments on realization	(9,815)	(15,208)
Net realized gain (loss) on investments	9,319	13,880
Increase in investments due to PIK(A)	1,194	1,079
Net change in premiums, discounts and amortization	14	266
Investment Portfolio, at Fair Value	$621,739	$576,595
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2022:

		Amount
For the remaining nine months ending September 30:	2023(A)	$8,790
For the fiscal years ending September 30:	2024	48,181
	2025	81,691
	2026	155,294
	2027	253,672
	Thereafter	36,975
	Total contractual repayments	$584,603
	Adjustments to cost basis of debt investments	(1,126)
	Investments in equity securities	57,299
	Investments held as of December 31, 2022 at cost:	$640,776
(A)Includes debt investments with contractual principal amounts totaling $0.3 million for which the maturity date has passed as of December 31, 2022.
Financing Activities
Net cash used in financing activities for the three months ended December 31, 2022 was $30.4 million, which consisted primarily of $33.4 million in net repayments on our Credit Facility and $7.4 million in distributions to our common shareholders, partially offset by $10.7 million in gross proceeds from the issuance of common stock under our equity distribution agreement with Jefferies LLC.
Net cash provided by financing activities for the three months ended December 31, 2021 was $6.4 million, which consisted primarily of $50.0 million in gross proceeds from the issuance of our 2027 Notes, partially offset by $38.8 million used in the redemption of our 2024 Notes.

Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.07 per common share for each month for the three months ended December 31, 2022, and $0.065 per common share for each month for the three months ended December 31, 2021. These distributions totaled an aggregate of $7.4 million and $6.7 million for the three months ended December 31, 2022 and 2021, respectively. In January 2023, our Board of Directors declared a monthly distribution of $0.075 per common share for each of January, February, and March 2023. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2023. From inception through December 31, 2022, we have paid 239 monthly or quarterly consecutive distributions to common stockholders totaling approximately $431.0 million or $22.04 per share.
For the fiscal year ended September 30, 2022, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million.
The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2023 will be determined at fiscal year end, based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2022, we had the ability to issue up to $284.7 million in securities under the registration statement.
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
On December 31, 2022, the closing market price of our common stock was $9.62 per share, a 6.2% premium to our December 31, 2022 NAV per share of $9.06.

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

On September 12, 2022, we, through Business Loan, entered into Amendment No. 1 to the Credit Facility to update the reference rate from LIBOR to SOFR plus an 11 basis point credit spread adjustment. On September 20, 2022, we, through Business Loan, entered into Amendment No. 2 to the Credit Facility to increase the size of the Credit Facility by $50.0 million from $175.0 million to $225.0 million, as permitted under the terms of the Credit Facility. On October 31, 2022, we, through Business Loan, entered into Amendment No. 3 to the Credit Facility to increase the size of the Credit Facility by $20.0 million from $225.0 million to $245.0 million, as permitted under the terms of the Credit Facility.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2022 and September 30, 2022.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $342.1 million as of December 31, 2022, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2022, and as defined in our Credit Facility, we had a net worth of $521.3 million, asset coverage on our “senior securities representing indebtedness” of 202.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 32 obligors in our Credit Facility’s borrowing base as of December 31, 2022. As of December 31, 2022, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

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

In December 2020, we completed an offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. The 2026 Notes will mature on January 31, 2026 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2026 Notes bear interest at a rate of 5.125% per year. Interest is payable semiannually on January 31 and July 31 of each year (which equates to approximately $7.7 million per year).

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of December 31, 2022 and September 30, 2022, we had off-balance sheet success fee receivables on our accruing debt investments of $4.0 million and $4.7 million (or approximately $0.11 per common share and $0.13 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2022 and September 30, 2022 to be immaterial.
The following table shows our contractual obligations as of December 31, 2022, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$108,400	$—	$—	$108,400
Notes Payable	—	—	200,000	—	200,000
Interest expense on debt obligations(C)	18,551	35,604	3,141	—	57,296
Total	$18,551	$144,004	$203,141	$—	$365,696
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $67.3 million, at cost, as of December 31, 2022.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2022.
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

The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2022 and September 30, 2022, representing approximately 97.9% and 97.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2022	As of September 30, 2022
Highest	10.0	10.0
Average	7.2	7.1
Weighted Average	7.8	7.6
Lowest	1.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2022 and September 30, 2022, representing approximately 1.6% and 1.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2022	As of September 30, 2022
Highest	5.0	4.0
Average	3.6	3.4
Weighted Average	4.1	3.6
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2022 and September 30, 2022, representing approximately 0.5% and 0.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2022	As of September 30, 2022
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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

Recent Accounting Pronouncements
Refer to Note 2—Summary of Significant Accounting Policies in the notes to our accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements, if any.
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
All of our variable-rate debt investments have rates generally associated with either the current LIBOR, SOFR or prime rate. As of December 31, 2022, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	91.4%
Fixed rates	8.6%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2022 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2022 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 14, 2022. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
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

10.4
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement dated as of September 20, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto.

10.5
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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 6, 2023