Form 10-Q
period 2023-03-31
GLADSTONE CAPITAL CORP
filed 2023-05-02
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of May 1, 2023 was 37,445,088.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2023	September 30, 2022
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $611,746 and $571,736, respectively)	$601,415	$574,811
Affiliate investments (Cost of $50,186 and $49,412, respectively)	42,110	39,091
Control investments (Cost of $34,099 and $34,905, respectively)	35,234	35,713
Cash and cash equivalents	8,923	2,011
Restricted cash and cash equivalents	126	96
Interest receivable, net	3,042	2,737
Due from administrative agent	5,686	3,199
Deferred financing costs, net	487	836
Other assets, net	2,747	2,474
TOTAL ASSETS	$699,770	$660,968
LIABILITIES
Line of credit at fair value (Cost of $152,600 and $141,800, respectively)	$152,439	$141,800
Notes payable, net of unamortized deferred financing costs of $2,186 and $2,393, respectively	197,814	197,607
Accounts payable and accrued expenses	619	500
Interest payable	2,779	2,517
Fees due to Adviser(A)	3,157	2,104
Fee due to Administrator(A)	605	423
Other liabilities	546	530
TOTAL LIABILITIES	$357,959	$345,481
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,560,000 and 44,560,000 shares authorized, respectively, and 37,185,569 and 34,734,796 shares issued and outstanding, respectively	$37	$35
Capital in excess of par value	419,834	395,542
Cumulative net unrealized appreciation (depreciation) of investments	(17,272)	(6,438)
Cumulative net unrealized appreciation (depreciation) of other	161	—
Under (over) distributed net investment income	2,474	(500)
Accumulated net realized losses	(63,423)	(73,152)
Total distributable loss	(78,060)	(80,090)
TOTAL NET ASSETS	$341,811	$315,487
NET ASSET VALUE PER COMMON SHARE	$9.19	$9.08
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 9—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$17,082	$10,614	$32,868	$20,768
Affiliate investments	968	739	1,842	1,806
Control investments	708	695	1,398	1,203
Cash and cash equivalents	45	—	64	—
Total interest income (excluding PIK interest income)	18,803	12,048	36,172	23,777
PIK interest income
Non-Control/Non-Affiliate investments	563	914	1,351	2,051
Affiliate investments	137	—	276	—
Control investments	75	—	146	—
Total PIK interest income	775	914	1,773	2,051
Total interest income	19,578	12,962	37,945	25,828
Success fee income
Non-Control/Non-Affiliate investments	600	3,231	600	3,231
Affiliate Investments	—	—	—	1,563
Total success fee income	600	3,231	600	4,794
Dividend income
Non-Control/Non-Affiliate investments	281	517	788	1,509
Control investments	—	520	329	589
Total dividend income	281	1,037	1,117	2,098
Other income	102	30	193	707
Total investment income	20,561	17,260	39,855	33,427
EXPENSES
Base management fee(A)	2,898	2,479	5,727	4,999
Loan servicing fee(A)	1,923	1,520	3,797	2,982
Incentive fee(A)	2,408	1,971	4,589	4,062
Administration fee(A)	417	401	820	780
Interest expense	4,909	3,020	9,538	6,027
Amortization of deferred financing costs	381	274	759	563
Professional fees	232	207	513	471
Other general and administrative expenses	404	315	708	699
Expenses, before credits from Adviser	13,572	10,187	26,451	20,583
Credit to base management fee - loan servicing fee(A)	(1,923)	(1,520)	(3,797)	(2,982)
Credits to fees from Adviser - other(A)	(720)	(102)	(1,156)	(2,029)
Total expenses, net of credits	10,929	8,565	21,498	15,572
NET INVESTMENT INCOME	9,632	8,695	18,357	17,855
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	403	—	10,738	472
Affiliate investments	—	—	—	13,408
Control investments	—	—	(1,016)	—
Other	25	233	278	(467)
Total net realized gain (loss)	428	233	10,000	13,413
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	1,819	(1,083)	(13,406)	3,569
Affiliate investments	34	(2,795)	2,245	(17,822)
Control investments	(88)	3,253	327	3,391
Other	161	—	161	—
Total net unrealized appreciation (depreciation)	1,926	(625)	(10,673)	(10,862)
Net realized and unrealized gain (loss)	2,354	(392)	(673)	2,551
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,986	$8,303	$17,684	$20,406
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.26	$0.25	$0.51	$0.52
Net increase (decrease) in net assets resulting from operations	$0.33	$0.24	$0.49	$0.59
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	36,604,182	34,304,371	35,898,020	34,304,371
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2023	2022
NET ASSETS, SEPTEMBER 30	$315,487	$318,439
OPERATIONS
Net investment income	8,725	9,160
Net realized gain (loss) on investments	9,319	13,880
Net realized gain (loss) on other	253	(700)
Net unrealized appreciation (depreciation) of investments	(12,599)	(10,237)
Net increase (decrease) in net assets resulting from operations	5,698	12,103
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share and $0.20 per share, respectively)(A)	(7,398)	(6,689)
Net decrease in net assets from distributions	(7,398)	(6,689)
CAPITAL TRANSACTIONS
Issuance of common stock	10,721	—
Discounts, commissions and offering costs for issuance of common stock	(182)	—
Net increase (decrease) in net assets resulting from capital transactions	10,539	—
NET INCREASE (DECREASE) IN NET ASSETS	8,839	5,414
NET ASSETS, DECEMBER 31	$324,326	$323,853
OPERATIONS
Net investment income	9,632	8,695
Net realized gain (loss) on investments	403	—
Net realized gain (loss) on other	25	233
Net unrealized appreciation (depreciation) of investments	1,765	(625)
Net unrealized depreciation of other	161	—
Net increase (decrease) in net assets resulting from operations	11,986	8,303
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.23 per share and $0.20 per share, respectively)(A)	(8,257)	(6,689)
Net decrease in net assets from distributions	(8,257)	(6,689)
CAPITAL TRANSACTIONS
Issuance of common stock	13,993	—
Discounts, commissions and offering costs for issuance of common stock	(237)	—
Net increase (decrease) in net assets resulting from capital transactions	13,756	—
NET INCREASE (DECREASE) IN NET ASSETS	17,485	1,614
NET ASSETS, MARCH 31	$341,811	$325,467
(A)Refer to Note 8 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$17,684	$20,406
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(77,469)	(121,569)
Principal repayments on investments	34,670	130,600
Net proceeds from sale of investments	14,552	16,922
Increase in investments due to PIK interest or other	(1,952)	(2,614)
Net change in premiums, discounts and amortization	221	(547)
Net realized loss (gain) on investments	(9,722)	(13,880)
Net realized loss (gain) on other	(278)	467
Net unrealized depreciation (appreciation) of investments	10,834	10,862
Net unrealized depreciation of other	(161)	—
Changes in assets and liabilities:
Amortization of deferred financing costs	759	563
Decrease (increase) in interest receivable, net	(305)	(545)
Decrease (increase) in funds due from administrative agent	(2,487)	610
Decrease (increase) in other assets, net	(294)	(1,265)
Increase (decrease) in accounts payable and accrued expenses	119	51
Increase (decrease) in interest payable	262	406
Increase (decrease) in fees due to Adviser(A)	1,053	943
Increase (decrease) in fee due to Administrator(A)	182	197
Increase (decrease) in other liabilities	16	(3,943)
Net cash provided by (used in) operating activities	(12,316)	37,664
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	100,400	161,500
Repayments on line of credit	(89,600)	(194,600)
Proceeds from issuance of notes payable	—	50,000
Redemption of notes payable	—	(38,813)
Financing costs	(203)	(1,575)
Proceeds from issuance of common stock	24,714	—
Discounts, commissions and offering costs for issuance of common stock	(398)	—
Distributions paid to common stockholders	(15,655)	(13,378)
Net cash provided by (used in) financing activities	19,258	(36,866)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	6,942	798
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,107	846
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$9,049	$1,644
CASH PAID FOR INTEREST	$9,276	$5,621
NON-CASH ACTIVITIES(B)	$2,416	$710
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Non-cash activities relate to the October 2022 exit of our investment in Targus Cayman HoldCo Ltd., which was sold for net proceeds of approximately $8.0 million, resulting in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(Q)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 176.0%
Secured First Lien Debt – 130.9%
Aerospace and Defense – 20.9%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 14.8% Cash, 4.0% PIK, Due 11/2026)(E)	$21,816	$21,816	$21,816
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 2/2026)(C)	18,325	18,305	17,913
SpaceCo Holdings, LLC – Line of Credit, $300 available (L + 7.0%, 12.2% Cash, Due 12/2025)(C)(U)	1,700	1,700	1,666
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 12.2% Cash, Due 12/2025)(C)(U)	30,698	30,359	30,083
		72,180	71,478
Beverage, Food, and Tobacco – 19.2%
Cafe Zupas – Line of Credit, $1,500 available (S + 6.8%, 11.6% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $8,070 available (S + 6.8%, 11.6% Cash, Due 12/2024)(C)	1,970	1,970	1,945
Café Zupas – Term Debt (S + 6.8%, 11.6% Cash, Due 12/2024)(C)	23,460	23,460	23,167
Eegee’s LLC – Line of Credit, $1,000 available (L + 7.8%, 12.6% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (L + 7.8%, 12.6% Cash, Due 6/2026)(C)	3,000	3,000	2,835
Eegee’s LLC – Term Debt (L + 7.8%, 12.6% Cash, Due 6/2026)(C)	17,000	17,000	16,065
Salt & Straw, LLC – Line of Credit, $1,000 available (S + 9.0%, 13.9% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $0 available (S + 9.0%, 13.9% Cash, Due 9/2027)(C)	8,500	8,427	8,203
Sokol & Company Holdings, LLC – Term Debt (S + 7.0%, 11.8% Cash, Due 8/2027)(C)	13,500	13,500	13,213
		67,357	65,428
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Line of Credit, $50 available (S + 8.0%, 12.8% Cash, Due 9/2023)(C)	1,150	1,150	1,082
GFRC 360, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 9/2023)(C)	1,000	1,000	941
		2,150	2,023
Diversified/Conglomerate Manufacturing – 28.4%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 13.1% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 13.1% Cash, Due 10/2026)(C)	21,500	21,500	20,694
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	27,012	27,012	27,012
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.3% Cash, Due 4/2027)(C)	11,827	11,827	11,147
Unirac Holdings, Inc. – Line of Credit, $1,356 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	867	867	867
Unirac Holdings, Inc. – Delayed Draw Term Loan, $1,667 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	1,111	1,111	1,111
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	14,925	14,583	14,925
Viva Railings, LLC – Line of Credit, $4,000 available (L + 7.0%, 11.9% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (L + 7.0%, 11.9% Cash, Due 5/2027)(C)	21,691	21,691	21,339
		98,591	97,095
Diversified/Conglomerate Service – 29.5%
Axios Industrial Group, LLC – Term Debt (S + 9.0%, 13.9% Cash, Due 10/2027)(C)	9,000	8,965	8,786
Axios Industrial Group, LLC – Delayed Draw Term Loan, $5,000 available (S + 9.0%, 13.9% Cash, Due 10/2027)(C)	3,000	3,000	2,929
DKI Ventures, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 12/2023)(C)	5,915	5,915	3,846
ENET Holdings, LLC – Term Debt (L + 7.3%, 12.1% Cash, Due 4/2025)(C)	22,289	22,289	21,508
Fix-It Group, LLC – Line of Credit, $1,500 available (S + 7.0%, 11.9% Cash, Due 12/2026)(C)	1,500	1,500	1,496
Fix-It Group, LLC – Term Debt (S + 7.0%, 11.9% Cash, Due 12/2026)(C)	10,000	10,000	9,975
Fix-It Group, LLC – Delayed Draw Term Loan, $6,750 available (S + 7.0%, 11.9% Cash, Due 12/2026)(C)	3,250	3,250	3,242
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(Q)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Leadpoint Business Services, LLC – Line of Credit, $0 available (S + 7.3%, 12.1% Cash, Due 2/2024)(C)	5,500	5,500	5,500
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2028)(C)	13,500	13,500	13,500
MCG Energy Solutions, LLC – Term Debt (S + 7.5%, 12.4% Cash, 3.5% PIK, Due 3/2026)(C)	19,932	19,886	18,387
WorkforceQA, LLC – Line of Credit, $2,000 available (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	—	—	—
WorkforceQA, LLC – Term Debt (S + 8.4%, 13.1% Cash, Due 12/2026)(C)(H)	10,000	9,967	9,950
WorkforceQA, LLC – Term Debt (S + 9.6%, 14.3% Cash, Due 12/2026)(C)(H)	1,600	1,595	1,592
		105,367	100,711
Healthcare, Education, and Childcare – 28.9%
ALS Education, LLC – Line of Credit, $3,000 available (S + 7.0%, 11.8% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 7.0%, 11.8% Cash, Due 5/2025)(C)	19,030	19,030	18,840
HH-Inspire Acquisition, Inc. – Line of Credit, $1,500 available (L + 6.8%, 11.6% Cash, Due 12/2026)(C)	1,500	1,500	1,500
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 11.6% Cash, Due 12/2026)(C)	16,000	16,000	16,094
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 11.6% Cash, Due 12/2026)(C)	8,000	8,000	8,047
HH-Inspire Acquisition, Inc. – Delayed Draw Term Loan, $0 available (L + 6.8%, 11.6% Cash, Due 12/2026)(C)	10,000	10,000	10,059
Pansophic Learning, Ltd. – Term Debt (L + 7.3%, 12.1% Cash, Due 3/2027)(C)	28,000	27,965	27,895
Pansophic Learning, Ltd. – Term Debt (L + 7.3%, 12.1% Cash, Due 3/2027)(C)	5,000	4,993	4,981
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 12.1% Cash, Due 6/2026)(C)	500	500	499
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 12.1% Cash, Due 6/2026)(C)	11,000	11,000	10,973
		98,988	98,888
Machinery – 1.6%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 5.8% PIK, Due 2/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 5.8% PIK, Due 2/2024)(C)	5,749	5,749	5,592
		5,749	5,592
Telecommunications – 1.8%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 15.9% Cash, Due 12/2024)(C)	1,200	1,200	1,044
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 15.9% Cash, Due 12/2024)(C)	6,000	6,000	5,220
		7,200	6,264
Total Secured First Lien Debt		$457,582	$447,479
Secured Second Lien Debt – 32.2%
Automobile – 3.4%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$11,960	$11,925	$11,451
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 12.6% Cash, Due 10/2026)(D)	3,683	3,683	2,339
Diversified/Conglomerate Manufacturing – 10.0%
Springfield, Inc. – Term Debt (L + 10.0%, 14.9% Cash, Due 12/2026)(C)	30,000	30,000	29,775
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.0%, 13.9% Cash, Due 5/2027)(D)(U)	5,000	4,842	4,275
		34,842	34,050
Diversified/Conglomerate Service – 3.3%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 13.9% Cash, Due 4/2026)(D)(U)	3,000	2,971	2,760
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	2,100	2,072	2,095
Gray Matter Systems, LLC – Delayed Draw Term Loan, $0 available (11.3% Cash, Due 12/2026)(C)(F)	6,500	6,478	6,484
		11,521	11,339
Healthcare, Education, and Childcare – 8.4%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,584
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 13.1% Cash, Due 11/2026)(D)	798	798	786
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(Q)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Oil and Gas – 6.2%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.6% Cash, Due 8/2028)(C)	21,765	21,610	21,384
Total Secured Second Lien Debt		$113,179	$109,933
Unsecured Debt – 0.7%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$36
Finance – 0.7%
B. Riley Financial, Inc. – Term Debt (6.8% Cash, Due 5/2024)(F)(V)	2,416	2,416	2,336
Total Unsecured Debt		$2,614	$2,372
Preferred Equity – 5.6%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	167
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	131
Buildings and Real Estate – 0.1%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	393
Diversified/Conglomerate Manufacturing – 0.7%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	2,534
Diversified/Conglomerate Service – 2.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,904
		7,500	8,904
Healthcare, Education, and Childcare – 1.0%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,024,915	1,327	3,249
Oil and Gas – 0.7%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	901
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	1,656
		6,838	2,557
Telecommunications – 0.4%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	937
NetFortris Holdings LLC – Preferred Stock(E)(G)	7,890,860	789	263
		2,813	1,200
Total Preferred Equity		$22,176	$19,135
Common Equity – 6.6%
Aerospace and Defense – 4.4%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$14,400
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	506
		5,283	14,906
Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	130
Beverage, Food, and Tobacco – 0.6%
Salt & Straw, LLC – Common Warrant(E)(G)	0.3%	—	—
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,415
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	806
		1,750	2,221
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.6%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	2,000
		5,000	2,000
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	532	532	372
Healthcare, Education, and Childcare – 0.8%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(Q)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	1,116
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,439
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	233
		786	2,788
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	52
		499	52
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	27
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$16,195	$22,496
Total Non-Control/Non-Affiliate Investments		$611,746	$601,415
AFFILIATE INVESTMENTS(N) – 12.3%
Secured First Lien Debt – 10.4%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 10.4% Cash, Due 8/2024)(E)(P)	$6,140	$6,140	$2,837
Diversified/Conglomerate Service – 9.6%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.3%, 13.1% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 11.9% Cash, 1.5% PIK, Due 12/2025)(C)	23,789	23,789	23,343
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 11.9% Cash, 2.5% PIK, Due 12/2025)(C)	4,589	4,589	4,503
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (L + 7.0%, 11.9% Cash, 1.5% PIK, Due 12/2025)(C)	5,062	5,062	4,967
		33,440	32,813
Total Secured First Lien Debt		$39,580	$35,650
Preferred Equity – 1.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.3%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	$4,520
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	830
Total Preferred Equity		$9,806	$5,350
Common Equity – 0.3%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	1,110
Total Common Equity		$800	$1,110
Total Affiliate Investments		$50,186	$42,110
CONTROL INVESTMENTS(O) – 10.3%
Secured First Lien Debt – 4.6%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	$3,770	$3,770	$3,575
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.3%
WB Xcel Holdings, LLC – Line of Credit, $32 available (L + 10.5%, 15.4% Cash, Due 11/2026)(E)	1,468	1,468	1,468
WB Xcel Holdings, LLC – Term Debt (L + 10.5%, 15.4% Cash, Due 11/2026)(E)	9,875	9,875	9,875
		11,343	11,343
Printing and Publishing – 0.3%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,100 available (8.0% Cash, Due 10/2024)(E)(F)	900	900	900
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(Q)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Total Secured First Lien Debt		$16,013	$15,818
Secured Second Lien Debt – 2.2%
Automobile– 2.2%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 14.4% Cash, Due 5/2026)(E)	$7,505	$7,505	$7,505
Preferred Equity – 1.1%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.1%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	3,813
Common Equity – 2.4%
Automobile– 0.2%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$688
Diversified/Conglomerate Manufacturing – 0.0%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
Machinery – 1.3%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	4,518
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,892
Total Common Equity		$7,831	$8,098
Total Control Investments		$34,099	$35,234
TOTAL INVESTMENTS – 198.6%		$696,031	$678,759
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $572.2 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2023, our investments in Leeds Novamark Capital I, L.P. (“Leeds”), Funko Acquisition Holdings, LLC (“Funko”), and B. Riley Financial, Inc. (“B. Riley”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.4% of total investments, at fair value, as of March 31, 2023.
(B)Unless indicated otherwise, all cash interest rates are indexed to 30-day London Interbank Offered Rate (“LIBOR” or “L”), which was 4.86% as of March 31, 2023 or one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.80% as of March 31, 2023. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near March 31, 2023, offered by the respective syndication agent’s trading desk.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2023.
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
(Q)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(R)Fair value was based on net asset value provided by the fund as a practical expedient.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(S)One of our affiliated funds, Gladstone Investment Corporation, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)Our investment in Funko was valued using Level 2 inputs within ASC 820 of the fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(U)The cash interest rate on this investment was indexed to 90-day LIBOR, which was 5.19% as of March 31, 2023 or 90-day SOFR, which was 4.91% as of March 31, 2023.
(V)Our investment in B. Riley was valued using Level 1 inputs within the ASC 820 fair value hierarchy. B. Riley 6.75% senior notes are traded on the Nasdaq Global Select Market under the trading symbol “RILYO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

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
MARCH 31, 2023
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the six month periods ended March 31, 2023 and March 31, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2023 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2023 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 14, 2022.
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
Board Responsibility

Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee under the 1940 Act.

In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the Valuation Designee, in coordination with the Administrator and with the oversight by the Company’s chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuation Designee’s determinations to the entire Board of Directors so that the full Board of Directors may review the Valuation Designee’s determined fair values of such investments in accordance with the Policy.
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
ICE Data Pricing and Reference Data, LLC (“ICE”), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the

Valuation Committee reviews whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances.
We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments.  Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm.  The Valuation Team then makes a recommendation to our Valuation Committee as to the fair value.  Our Valuation Committee reviews the recommended fair value, and whether it is reasonable in light of the Policy, and other relevant facts and circumstances, as necessary.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 1.0% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.5% of the fair value of all debt investments in our portfolio. There were no loans on non-accrual status as of September 30, 2022.
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
As of each of March 31, 2023 and September 30, 2022, we held four OID loans, primarily from the syndicated loans in our portfolio. We recorded OID income of $59 thousand and $0.1 million during the three and six months ended March 31, 2023, respectively, and $87 thousand and $0.2 million during the three and six months ended March 31, 2022, respectively. The unamortized balance of OID investments as of March 31, 2023 and September 30, 2022 totaled $0.8 million and $0.9 million, respectively. As of March 31, 2023 and September 30, 2022, we had seven and six investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.8 million and $1.8 million during the three and six months ended March 31, 2023, respectively, and $0.9 million and $2.1 million during the three and six months ended

March 31, 2022, respectively. We collected $0 and $0.4 million in PIK interest in cash during the three and six months ended March 31, 2023, respectively, and $2.4 million during each of the three and six months ended March 31, 2022.
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

As of March 31, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in B. Riley Financial, Inc. (“B. Riley”), which was valued using Level 1 inputs, our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2023 and 2022, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of March 31, 2023 and September 30, 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2023:
Secured first lien debt	$498,947		$—		$—		$498,947
Secured second lien debt	117,438		—		—		117,438
Unsecured debt	2,372		2,336	(B)	—		36
Preferred equity	28,298		—		—		28,298
Common equity/equivalents	31,471	(A)	—		27	(C)	31,444
Total Investments as of March 31, 2023	$678,526		$2,336		$27		$676,163

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Secured first lien debt	$463,858		$—	$—		$463,858
Secured second lien debt	115,928		—	—		115,928
Unsecured debt	55		—	—		55
Preferred equity	27,046		—	—		27,046
Common equity/equivalents	36,331	(A)	—	58	(C)	36,273
Total Investments as of September 30, 2022	$643,218		$—	$58		$643,160
(A)Excludes our investment in Leeds with fair values of $0.2 million and $6.4 million as of March 31, 2023 and September 30, 2022, respectively. Leeds was valued using NAV as a practical expedient.
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

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of March 31, 2023 and September 30, 2022, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2023		September 30, 2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$447,479		$413,631
Secured second lien debt	109,933		108,263
Unsecured debt	36	(A)	55
Preferred equity	19,135		17,719
Common equity/equivalents	22,236	(B)	28,688	(C)
Total Non-Control/Non-Affiliate Investments	$598,819		$568,356
Affiliate Investments
Secured first lien debt	$35,650		$34,804
Preferred equity	5,350		3,640
Common equity/equivalents	1,110		647
Total Affiliate Investments	$42,110		$39,091
Control Investments
Secured first lien debt	$15,818		$15,423
Secured second lien debt	7,505		7,665
Preferred equity	3,813		5,687
Common equity/equivalents	8,098		6,938
Total Control Investments	$35,234		$35,713
Total Investments at Fair Value Using Level 3 Inputs	$676,163		$643,160
(A)Excludes our investment in B. Riley with a fair value of $2.3 million as of March 31, 2023. B. Riley was valued using Level 1 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $27 thousand, respectively, as of March 31, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(C)Excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively, as of September 30, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2023 and September 30, 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	March 31, 2023	September 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2023	September 30, 2022

Secured first lien debt	$458,476	$423,912	Yield Analysis	Discount Rate	11.0% - 25.7% / 13.7%	8.0% - 29.5% / 11.8%
	40,471	39,946	TEV	EBITDA multiple	4.6x – 6.4x / 6.0x	4.8x – 6.7x / 6.2x
				EBITDA	$963 - $13,215 / $9,251	$800 - $10,257 / $7,605
				Revenue multiple	0.3x – 0.6x / 0.4x	0.3x – 0.6x / 0.5x
				Revenue	$14,300 - $15,483 / $15,033	$11,514 - $16,320 / $14,656

Secured second lien debt	99,773	97,472	Yield Analysis	Discount Rate	11.3% - 15.3% / 14.2%	11.5% - 15.4% / 13.8%
	10,160	10,791	Market Quote	IBP	63.5% - 98.5% / 81.4%	82.0% - 95.0% / 86.5%
	7,505	7,665	TEV	EBITDA multiple	5.5x – 5.5x / 5.5x	5.6x – 5.6x / 5.6x
				EBITDA	$3,095 - $3,095 / $3,095	$3,299 - $3,299 / $3,299

Unsecured debt(A)	36	55	TEV	Revenue multiple	1.3x – 1.3x / 1.3x	0.3x – 1.3x / 1.0x
				Revenue	$5,778 - $5,778 / $5,778	$764 - $11,514 / $4,249

Preferred and common equity / equivalents(B)	59,742	63,319	TEV	EBITDA multiple	4.4x – 12.9x / 6.4x	4.1x – 11.0x / 6.5x
				EBITDA	$963 -$91,580 / $9,806	$800 -$74,512 / $11,742
				Revenue multiple	0.3x – 3.0x / 1.3x	0.3x– 4.4x / 1.4x
				Revenue	$3,162 -$15,483 / $14,115	$764 -$42,926 / $19,963
Total Level 3 Investments, at Fair Value	$676,163	$643,160
(A)Fair value as of March 31, 2023 excludes our investment in B. Riley with a fair value of $2.3 million. B. Riley was valued using Level 1 inputs as of March 31, 2023.
(B)Fair value as of March 31, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $27 thousand, respectively. Fair value as of September 30, 2022 excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both March 31, 2023 and September 30, 2022.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2023 and 2022 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2022	$450,243	$114,755	$45	$26,140	$28,011	$619,194
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	—	510	—	403
Net unrealized appreciation (depreciation)(B)	(2,035)	319	(9)	1,931	1,401	1,607
Reversal of prior period net depreciation (appreciation) on realization(B)	107	—	—	—	—	107
New investments, repayments and settlements: (C)
Issuances/originations	58,385	4,060	—	371	2,032	64,848
Settlements/repayments	(7,646)	(1,696)	—	—	—	(9,342)
Net proceeds from sales	—	—	—	(654)	—	(654)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2023	$498,947	$117,438	$36	$28,298	$31,444	$676,163
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	(95)	510	4,995	5,303
Net unrealized appreciation (depreciation)(B)	(2,490)	(225)	(19)	1,025	617	(1,092)
Reversal of prior period net depreciation (appreciation) on realization(B)	210	—	95	—	(4,995)	(4,690)
New investments, repayments and settlements: (C)
Issuances/originations	69,860	4,242	—	371	2,532	77,005
Settlements/repayments	(32,384)	(2,507)	—	—	—	(34,891)
Net proceeds from sales	—	—	—	(654)	(7,978)	(8,632)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2023	$498,947	$117,438	$36	$28,298	$31,444	$676,163

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2021	$395,753	$106,232	$66	$26,483	$41,494	$570,028
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	(81)	(180)	(27)	1,452	(230)	934
Reversal of prior period net depreciation (appreciation) on realization(B)	(285)	117	—	—	1	(167)
New investments, repayments and settlements: (C)
Issuances/originations	12,120	166	25	—	—	12,311
Settlements/repayments	(29,605)	(20,837)	—	—	—	(50,442)
Net proceeds from sales	—	—	—	—	(1)	(1)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2022	$377,902	$85,498	$64	$27,935	$41,264	$532,663
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	13,876	13,876
Net unrealized appreciation (depreciation)(B)	4,412	379	29	791	292	5,903
Reversal of prior period net depreciation (appreciation) on realization(B)	(380)	(1,601)	—	(4,281)	(9,113)	(15,375)
New investments, repayments and settlements: (C)
Issuances/originations	86,823	30,336	25	3,500	3,500	124,184
Settlements/repayments	(50,347)	(79,572)	—	—	—	(129,919)
Net proceeds from sales	—	—	—	(1,321)	(15,732)	(17,053)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2022	$377,902	$85,498	$64	$27,935	$41,264	$532,663
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

Investment Activity
Proprietary Investments
As of each of March 31, 2023 and September 30, 2022, we held 46 proprietary investments with an aggregate fair value of $668.5 million and $630.8 million, or 98.5% and 97.1% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2023:

•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately

$4.4 million. We retain an equity investment in Leeds with no remaining cost basis and fair value of $0.2 million as of March 31, 2023.

•In December 2022, our investment in R2i Holdings, LLC paid off at par for net cash proceeds of $19.2 million.

•In January 2023, we invested $29.0 million in NeoGraf Solutions LLC (“Neograf”) through secured first lien debt and common equity. We also extended NeoGraf a $4.5 million line of credit commitment, which was unfunded at close.

•In January and March 2023, we invested a total of $6.3 million in Salt & Straw, LLC, an existing portfolio company, through funding on our existing delayed draw term loan commitment.

•In March 2023, we invested $13.5 million in Leadpoint Business Services, LLC through secured first lien debt. We also extended Leadpoint Business Services, LLC a $5.5 million line of credit commitment of which $5.5 million was funded as of March 31, 2023.

Syndicated Investments
As of March 31, 2023 and September 30, 2022, we held five and six syndicated investments with an aggregate fair value of $10.2 million and $18.8 million, or 1.5% and 2.9% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the six months ended March 31, 2023:

•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million which are traded on the Nasdaq Global Select Market under the trading symbol RILYO.
Investment Concentrations
As of March 31, 2023, our investment portfolio consisted of investments in 51 portfolio companies located in 24 states in 13 different industries, with an aggregate fair value of $678.8 million. The five largest investments at fair value as of March 31, 2023 totaled $178.6 million, or 26.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2022 totaling $174.5 million, or 26.9% of our total investment portfolio. As of March 31, 2023 and September 30, 2022, our average investment by obligor was $13.6 million and $12.6 million at cost, respectively.
The following table outlines our investments by security type as of March 31, 2023 and September 30, 2022:

	March 31, 2023				September 30, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$513,175	73.7%	$498,947	73.5%	$475,806	72.5%	$463,858	71.4%
Secured second lien debt	120,684	17.3	117,438	17.3	118,949	18.2	115,928	17.8
Unsecured debt	2,614	0.4	2,372	0.3	293	0.0	55	0.0
Total debt investments	636,473	91.4	618,757	91.1	595,048	90.7	579,841	89.2
Preferred equity	34,732	5.0	28,298	4.2	34,505	5.3	27,046	4.2
Common equity/equivalents	24,826	3.6	31,704	4.7	26,500	4.0	42,728	6.6
Total equity investments	59,558	8.6	60,002	8.9	61,005	9.3	69,774	10.8
Total Investments	$696,031	100.0%	$678,759	100.0%	$656,053	100.0%	$649,615	100.0%

Our investments at fair value consisted of the following industry classifications as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$158,695	23.4%	$148,907	22.9%
Diversified/Conglomerate Manufacturing	142,091	20.9	114,105	17.6
Healthcare, Education, and Childcare	133,509	19.7	136,401	21.0
Aerospace and Defense	86,384	12.7	88,649	13.6
Beverage, Food, and Tobacco	70,119	10.3	64,283	9.9
Oil and Gas	23,993	3.5	25,373	3.9
Automobile	19,941	3.0	20,144	3.1
Personal and Non-Durable Consumer Products	17,123	2.5	18,583	2.9
Machinery	10,896	1.6	9,562	1.5
Telecommunications	7,464	1.1	10,088	1.6
Textiles and Leather	—	—	7,978	1.2
Other, < 2.0%	8,544	1.3	5,542	0.8
Total Investments	$678,759	100.0%	$649,615	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2023 and September 30, 2022:

	March 31, 2023		September 30, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$303,139	44.7%	$326,524	50.3%
West	194,913	28.7	169,415	26.1
Midwest	144,399	21.3	118,191	18.2
Northeast	36,308	5.3	35,485	5.4
Total Investments	$678,759	100.0%	$649,615	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2023:

		Amount
For the remaining six months ending September 30:	2023(A)	$5,709
For the fiscal years ending September 30:	2024	35,783
	2025	82,772
	2026	158,184
	2027	269,559
	Thereafter	85,828
	Total contractual repayments	$637,835
	Adjustments to cost basis of debt investments	(1,362)
	Investments in equity securities	59,558
	Investments held as of March 31, 2023 at cost:	$696,031
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of March 31, 2023.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2023 and September 30, 2022, we had gross receivables from portfolio companies of $0.6 million and $0.5 million, respectively. The allowance for uncollectible receivables was $0 as of each of March 31, 2023 and September 30, 2022.
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
Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer), serve as directors and executive officers of the Adviser, which is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Average total assets subject to base management fee(A)	$662,400	$566,629	$654,514	$571,314
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.8750%	0.8750%
Base management fee(B)	$2,898	$2,479	$5,727	$4,999
Portfolio company fee credit	(689)	(59)	(1,093)	(1,928)
Syndicated loan fee credit	(31)	(43)	(63)	(101)
Net Base Management Fee	$2,178	$2,377	$4,571	$2,970
Loan servicing fee(B)	1,923	1,520	3,797	2,982
Credit to base management fee - loan servicing fee(B)	(1,923)	(1,520)	(3,797)	(2,982)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(B)	2,408	1,971	4,589	4,062
Incentive fee credit	—	—	—	—
Net Incentive Fee	$2,408	$1,971	$4,589	$4,062
Portfolio company fee credit	(689)	(59)	(1,093)	(1,928)
Syndicated loan fee credit	(31)	(43)	(63)	(101)
Incentive fee credit	—	—	—	—
Credits to Fees From Adviser - other(B)	$(720)	$(102)	$(1,156)	$(2,029)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2023 and 2022.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2023, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2023.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of March 31, 2023, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $0.3 million during the three and six months ended March 31, 2023, respectively, and $25 thousand and $0.6 million during the three and six months ended March 31, 2022, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2023	September 30, 2022
Base management fee due to Adviser	$255	$(189)
Loan servicing fee due to Adviser	494	423
Incentive fee due to Adviser	2,408	1,870
Total fees due to Adviser	3,157	2,104
Fee due to Administrator	605	423
Total Related Party Fees Due	$3,762	$2,527
In addition to the above fees, other operating expenses due to the Adviser as of March 31, 2023 and September 30, 2022, totaled $0.1 million and $44 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $0 and $13 thousand as of March 31, 2023 and September 30, 2022, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2023 and September 30, 2022.

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
The following tables summarize noteworthy information related to our Credit Facility:

	March 31, 2023	September 30, 2022
Commitment amount	$245,000	$225,000
Line of credit outstanding, at cost	152,600	141,800
Availability(A)	71,046	60,068

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2023	2022	2023	2022
Weighted average borrowings outstanding, at cost	$125,756	$42,491	$127,427	$37,677
Weighted average interest rate(B)	8.0%	5.9%	7.5%	6.6%
Commitment (unused) fees incurred	$185	$344	$341	$679
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2023 and September 30, 2022.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $349.1 million as of March 31, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of March 31, 2023, and as defined in our Credit Facility, we had a net worth of $539.1 million, asset coverage on our “senior securities representing indebtedness” of 195.5%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of March 31, 2023. As of March 31, 2023, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.00% per annum, plus a 0.75% unused commitment fee. As of September 30, 2022, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.81% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of March 31, 2023 and September 30, 2022, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of March 31, 2023 and September 30, 2022, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2023 and 2022:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2023	September 30, 2022
Credit Facility	$152,439	$141,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2023	2022
Fair value as of December 31, 2022 and 2021, respectively	$108,400	$53,900
Borrowings	85,600	23,300
Repayments	(41,400)	(59,800)
Net unrealized depreciation(A)	(161)	—
Fair Value as of March 31, 2023 and 2022, respectively	$152,439	$17,400

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Six Months Ended March 31,
	2023	2022
Fair value as of September 30, 2022 and 2021, respectively	$141,800	$50,500
Borrowings	100,400	161,500
Repayments	(89,600)	(194,600)
Net unrealized depreciation(A)	(161)	—
Fair Value as of March 31, 2023 and 2022, respectively	$152,439	$17,400
(A)    Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2023.
The fair value of the collateral under our Credit Facility totaled approximately $572.2 million and $577.6 million as of March 31, 2023 and September 30, 2022, respectively.
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

The fair value, based on a DCF analysis, of the 2027 Notes as of March 31, 2023 was $45.5 million. The fair value, based on a DCF analysis, of the 2026 Notes as of March 31, 2023 was $145.5 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2023, we had the ability to issue up to an additional $270.8 million in securities under the registration statement.

Common Stock At-the-Market Offerings

In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Jefferies Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the six months ended March 31, 2023, we sold 2,450,773 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $10.08 per share and raised approximately $24.7 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $24.3 million. All sales were above our then current estimated NAV per share. As of March 31, 2023, we had a remaining capacity to sell up to an additional $23.1 million of our common stock under the Jefferies Sales Agreement.
NOTE 7. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$11,986	$8,303	$17,684	$20,406
Denominator: basic and diluted weighted average common share	36,604,182	34,304,371	35,898,020	34,304,371
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.33	$0.24	$0.49	$0.59
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
We paid the following monthly distributions to common stockholders for the six months ended March 31, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.07
	October 11, 2022	November 18, 2022	November 30, 2022	0.07
	October 11, 2022	December 20, 2022	December 30, 2022	0.07
	January 10, 2023	January 20, 2023	January 31, 2023	0.075
	January 10, 2023	February 17, 2023	February 28, 2023	0.075
	January 10, 2023	March 17, 2023	March 31, 2023	0.075
	Six Months Ended March 31, 2023:			$0.435

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	January 11, 2022	January 21, 2022	January 31, 2022	0.065
	January 11, 2022	February 18, 2022	February 28, 2022	0.065
	January 11, 2022	March 23, 2022	March 31, 2022	0.065
	Six Months Ended March 31, 2022:			$0.39
Aggregate distributions declared and paid to our common stockholders were approximately $15.7 million and $13.4 million for the six months ended March 31, 2023 and 2022, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2022, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million.
For the six months ended March 31, 2023 and the fiscal year ended September 30, 2022, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Six Months Ended March 31, 2023	Year Ended September 30, 2022
Undistributed net investment income	$271	$(5,606)
Accumulated net realized losses	(271)	7,013
Capital in excess of par value	—	(1,407)

NOTE 9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2023 and September 30, 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.9 million and $0.2 million as of March 31, 2023 and September 30, 2022, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2023 and September 30, 2022 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2023 and September 30, 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2023	September 30, 2022
Unused line of credit commitments(A)	$31,337	$36,225
Delayed draw term loans(A)	25,987	37,778
Uncalled capital commitment	843	843
Total	$58,167	$74,846
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 10. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Per Common Share Data:
Net asset value at beginning of period(A)	$9.06	$9.44	$9.08	$9.28
Income from operations(B)
Net investment income	0.26	0.25	0.51	0.52
Net realized and unrealized gain (loss) on investments	0.06	(0.02)	(0.04)	0.08
Net realized and unrealized gain (loss) on other	0.01	0.01	0.02	(0.01)
Total from operations	0.33	0.24	0.49	0.59
Distributions to common stockholders from(B)(C)
Net investment income	(0.23)	(0.20)	(0.44)	(0.40)
Return of capital	—	—	—	—
Total distributions	(0.23)	(0.20)	(0.44)	(0.40)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.04	—	0.07	—
Total capital share transactions	0.04	—	0.07	—
Other, net	(0.01)	0.01	(0.01)	0.02
Net asset value at end of period(A)	$9.19	$9.49	$9.19	$9.49
Per common share market value at beginning of period	$9.62	$11.59	$8.49	$11.30
Per common share market value at end of period	9.40	11.79	9.40	11.79
Total return(E)	(0.06)%	3.51%	15.70%	7.95%
Common stock outstanding at end of period(A)	37,185,569	34,304,371	37,185,569	34,304,371
Statement of Assets and Liabilities Data:
Net assets at end of period	$341,811	$325,467	$341,811	$325,467
Average net assets(F)	337,720	324,891	332,327	322,892
Senior Securities Data:
Borrowings under line of credit, at cost	152,600	17,400	152,600	17,400
Notes payable	200,000	200,000	200,000	200,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	12.94%	10.55%	12.94%	9.65%
Ratio of net investment income to average net assets – annualized(I)	11.41%	10.70%	11.05%	11.06%
(A)    Based on actual shares outstanding at the end of the corresponding period.
(B)    Based on weighted average basic per share data.
(C)    The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)    During the three and six months ended March 31, 2023, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
(E)    Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital. For further information on the estimated character of our distributions to common stockholders, refer to Note 8—Distributions to Common Stockholders.
(F)    Computed using the average of the balance of net assets at the end of each month of the reporting period.
(G)    Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing and incentive fees.
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 16.12% and 15.96% for the three and six months ended March 31, 2023, respectively, and 12.56% and 12.78% for the three and six months ended March 31, 2022, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 8.30% and 8.09% for the three and six months ended March 31, 2023, respectively, and 8.72% and 7.98% for the three and six months ended March 31, 2022, respectively.

NOTE 11. SUBSEQUENT EVENTS
Portfolio Activity
In April 2023, we invested $25.0 million in Technical Resource Management, LLC (“Technical”) through secured first lien debt and equity. We also extended Technical a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, each of which were unfunded at close.

In April 2023, our debt investment in HH-Inspire Acquisition, Inc. (“Inspire”) was refinanced. Our existing debt investment totaling $35.5 million was repaid at par plus a $0.2 million prepayment fee, and we invested a total of $16.8 million in Inspire through new secured first lien debt and equity. We also extended Inspire a $1.8 million line of credit commitment, which was unfunded at close.
Distributions and Dividends
On April 11, 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 21, 2023	April 28, 2023	$0.08
May 23, 2023	May 31, 2023	0.08
June 21, 2023	June 30, 2023	0.08
	Total for the Quarter:	$0.24

Director Activity

Terry Lee Brubaker resigned from our Board of Directors, effective April 14, 2023. Mr. Brubaker’s resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2023, our investment portfolio was made up of approximately 91.4% debt investments and 8.6% equity investments, at cost.
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
From our initial public offering in August 2001 through March 31, 2023, we have made 621 different loans to, or investments in, 270 companies for a total of approximately $2.5 billion, before giving effect to principal repayments on investments and divestitures.
During the six months ended March 31, 2023, we invested $48.0 million in two new portfolio companies, received an interest in senior notes of $2.4 million, and extended $27.1 million in investments to existing portfolio companies primarily through refinancings and draws on existing delayed draw term loan and line of credit commitments. In addition, we received a total of $48.9 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the six months ended March 31, 2023.
During the six months ended March 31, 2023, the following significant transactions occurred:
Proprietary Investments

•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds Novamark Capital I, L.P. (“Leeds”) related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with no remaining cost basis and fair value of $0.2 million as of March 31, 2023.

•In December 2022, our investment in R2i Holdings, LLC paid off at par for net cash proceeds of $19.2 million.

•In January 2023, we invested $29.0 million in NeoGraf Solutions LLC (“Neograf”) through secured first lien debt and common equity. We also extended NeoGraf a $4.5 million line of credit commitment, which was unfunded at close.

•In January and March 2023, we invested a total of $6.3 million in Salt & Straw, LLC, an existing portfolio company, through funding on our existing delayed draw term loan commitment.

•In March 2023, we invested $13.5 million in Leadpoint Business Services, LLC through secured first lien debt. We also extended Leadpoint Business Services, LLC a $5.5 million line of credit commitment of which $5.5 million was funded as of March 31, 2023.

Syndicated Investments

•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million which are traded on the Nasdaq Global Select Market under the trading symbol RILYO.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2023, and currently have a total commitment amount of $245.0 million. We sold 2,450,773 shares of our common stock under our at-the-market program during the six months ended March 31, 2023. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of our 3.75% Notes due 2027 (the “2027 Notes”). In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

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
On March 31, 2023, the closing market price of our common stock was $9.40 per share, a 2.3% premium to our March 31, 2023 NAV per share of $9.19.
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
As of March 31, 2023, our asset coverage on our “senior securities representing indebtedness” was 195.5%.
Recent Developments
Distributions
On April 11, 2023, our Board of Directors declared the following monthly distributions to common stockholders:

Record Date	Payment Date	Distribution per Common Share
April 21, 2023	April 28, 2023	$0.08
May 23, 2023	May 31, 2023	0.08
June 21, 2023	June 30, 2023	0.08
	Total for the Quarter:	$0.24
Director Activity

Terry Lee Brubaker resigned from our Board of Directors, effective April 14, 2023. Mr. Brubaker’s resignation was not a result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on the one-month LIBOR or SOFR) and, to a lesser extent, at fixed rates. Most U.S. dollar LIBOR are currently anticipated to be phased out in June 2023. LIBOR is currently expected to transition to a new standard rate, the SOFR, which will incorporate certain overnight repo market data collected from multiple data sets. The new variable rate debt investments that we are making are based on SOFR and the majority of our existing investments have been transitioned to SOFR. Further, our outstanding loan agreements for variable rate debt investments that are still based on one-month LIBOR have been amended to include LIBOR replacement language should LIBOR cease to exist. Assuming that SOFR replaces LIBOR, we expect that there should be minimal impact on our operations. In addition, our Credit Facility has been amended to update the reference rate from LIBOR to SOFR plus an 11 basis point credit spread adjustment.
Impact of Inflation

We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the six months ended March 31, 2023, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$19,578	$12,962	$6,616	51.0%
Success fee, dividend, and other income	983	4,298	(3,315)	(77.1)
Total investment income	20,561	17,260	3,301	19.1
EXPENSES
Base management fee	2,898	2,479	419	16.9
Loan servicing fee	1,923	1,520	403	26.5
Incentive fee	2,408	1,971	437	22.2
Administration fee	417	401	16	4.0
Interest expense	4,909	3,020	1,889	62.5
Amortization of deferred financing costs	381	274	107	39.1
Other expenses	636	522	114	21.8
Expenses, before credits from Adviser	13,572	10,187	3,385	33.2
Credit to base management fee – loan servicing fee	(1,923)	(1,520)	(403)	26.5
Credits to fees from Adviser – other	(720)	(102)	(618)	605.9
Total expenses, net of credits	10,929	8,565	2,364	27.6
NET INVESTMENT INCOME	9,632	8,695	937	10.8
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	403	—	403	NM
Net realized gain (loss) on other	25	233	(208)	(89.3)
Net unrealized appreciation (depreciation) of investments	1,765	(625)	2,390	(382.4)
Net unrealized depreciation of other	161	—	161	NM
Net gain (loss) from investments and other	2,354	(392)	2,746	(700.5)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,986	$8,303	$3,683	44.4%
NM - Not Meaningful

Investment Income
Interest income increased by 51.0% for the three months ended March 31, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended March 31, 2023 was $604.0 million, compared to $514.4 million for the three months ended March 31, 2022, an increase of $89.6 million, or 17.4%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.1% for the three months ended March 31, 2023, compared to 10.2% for the three months ended March 31, 2022, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of March 31, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 1.0% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.5% of the fair value of all debt investments in our portfolio. As of September 30, 2022, there were no loans on non-accrual status.
Other income decreased by 77.1% during the three months ended March 31, 2023, as compared to the prior year period, primarily due to decreases in success fees and dividend income, period over period.
As of March 31, 2023 and September 30, 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.4 million, or 27.6%, for the three months ended March 31, 2023, as compared to the prior year period. This increase was primarily due to a $1.9 million increase in interest expense.
Total interest expense on borrowings and notes payable increased by $1.9 million, or 62.5%, during the three months ended March 31, 2023, as compared to the prior year period. This increase was driven by increased borrowings outstanding on our Credit Facility and an increase in the effective interest rate on our Credit Facility. The weighted average balance outstanding on our Credit Facility was $125.8 million during the three months ended March 31, 2023, as compared to $42.5 million in the prior year period, an increase of 196.0%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 8.0% during the three months ended March 31, 2023, compared to 5.9% during the prior year period. The increase in the effective interest rate was driven primarily by increases in interest rates, partially offset by a $0.2 million decrease in unused commitment fees during the three months ended March 31, 2023 as compared to the prior year period.
The net base management fee earned by the Adviser decreased by $0.2 million, or 8.4%, for the three months ended March 31, 2023, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees partially offset by an increase in average total assets subject to the base management fee.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2023	2022
Average total assets subject to base management fee(A)	$662,400	$566,629
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$2,898	$2,479
Portfolio company fee credit	(689)	(59)
Syndicated loan fee credit	(31)	(43)
Net Base Management Fee	$2,178	$2,377
Loan servicing fee(B)	1,923	1,520
Credit to base management fee - loan servicing fee(B)	(1,923)	(1,520)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,408	1,971
Incentive fee credit	—	—
Net Incentive Fee	$2,408	$1,971
Portfolio company fee credit	(689)	(59)
Syndicated loan fee credit	(31)	(43)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(720)	$(102)
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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended March 31, 2023, we recorded a net realized gain on investments of $0.4 million, which resulted primarily from a $0.5 million realized gain recognized on our investment in Imperative Holdings Corporation, partially offset by a $0.1 million realized loss recognized on the exit of our investment in Chinese Yellow Pages Company. No such amounts were recorded during the three months ended March 31, 2022.

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended March 31, 2023, we recorded net unrealized appreciation of investments in the aggregate amount of $1.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2023 were as follows:

	Three Months Ended March 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
HH-Inspire Acquisition, Inc.	$—	$2,341	$—	$2,341
Antenna Research Associates, Inc.	—	1,211	—	1,211
Salvo Technologies, Inc.	—	1,017	—	1,017
PIC 360, LLC	—	915	—	915
FES Resources Holdings LLC	—	901	—	901
Giving Home Health Care, LLC	—	742	—	742
Defiance Integrated Technologies, Inc.	—	617	—	617
MCG Energy Solutions, LLC	—	563	—	563
Imperative Holdings Corporation	510	(71)	—	439
Encore Dredging Holdings, LLC	—	(314)	—	(314)
Café Zupas	—	(318)	—	(318)
Sokol & Company Holdings, LLC	—	(337)	—	(337)
B+T Group Acquisition Inc.	—	(560)	—	(560)
DKI Ventures, LLC	—	(561)	—	(561)
Engineering Manufacturing Technologies, LLC	—	(1,969)	—	(1,969)
WB Xcel Holdings, LLC	—	(2,022)	—	(2,022)
Other, net (<$500)	(107)	(497)	107	(497)
Total:	$403	$1,658	$107	$2,168

The primary driver of net unrealized appreciation of $1.8 million for the three months ended March 31, 2023 was the improvement in the financial and operational performance of HH-Inspire Acquisition, Inc., partially offset by the decline in the financial and operational performance of certain of our other portfolio companies.

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
Net Realized Gain on Other
During the three months ended March 31, 2023 and 2022, we recorded a net realized gain on other of $25 thousand and $0.2 million, respectively, associated with escrows received.

Net Unrealized Depreciation of Other
During the three months ended March 31, 2023, we recorded $0.2 million of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended March 31, 2022.

Comparison of the Six Months Ended March 31, 2023 to the Six Months Ended March 31, 2022

	Six Months Ended March 31,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$37,945	$25,828	$12,117	46.9%
Success fee, dividend, and other income	1,910	7,599	(5,689)	(74.9)
Total investment income	39,855	33,427	6,428	19.2
EXPENSES
Base management fee	5,727	4,999	728	14.6
Loan servicing fee	3,797	2,982	815	27.3
Incentive fee	4,589	4,062	527	13.0
Administration fee	820	780	40	5.1
Interest expense	9,538	6,027	3,511	58.3
Amortization of deferred financing costs	759	563	196	34.8
Other expenses	1,221	1,170	51	4.4
Expenses, before credits from Adviser	26,451	20,583	5,868	28.5
Credit to base management fee – loan servicing fee	(3,797)	(2,982)	(815)	27.3
Credits to fees from Adviser – other	(1,156)	(2,029)	873	(43.0)
Total expenses, net of credits	21,498	15,572	5,926	38.1
NET INVESTMENT INCOME	18,357	17,855	502	2.8
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	9,722	13,880	(4,158)	(30.0)
Net realized gain (loss) on other	278	(467)	745	(159.5)
Net unrealized appreciation (depreciation) of investments	(10,834)	(10,862)	28	(0.3)
Net unrealized depreciation of other	161	—	161	NM
Net gain (loss) from investments and other	(673)	2,551	(3,224)	(126.4)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$17,684	$20,406	$(2,722)	(13.3)%
NM - Not Meaningful

Investment Income
Interest income increased by 46.9% for the six months ended March 31, 2023, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio for the six months ended March 31, 2023 was $596.7 million, compared to $504.3 million for the six months ended March 31, 2022, an increase of $92.4 million, or 18.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 12.7% for the six months ended March 31, 2023, compared to 10.3% for the six months ended March 31, 2022, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of March 31, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 1.0% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.5% of the fair value of all debt investments in our portfolio. As of September 30, 2022, there were no loans on non-accrual status.
Other income decreased by 74.9% during the six months ended March 31, 2023, as compared to the prior year period, primarily due to decreases in success fees and dividend income, period over period.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $5.9 million, or 38.1%, for the six months ended March 31, 2023, as compared to the prior year period. This increase was primarily due to a $3.5 million increase in interest expense and a $1.6 million increase in the net base management fee earned by the Adviser.

Total interest expense on borrowings and notes payable increased by $3.5 million, or 58.3%, during the six months ended March 31, 2023, as compared to the prior year period. This increase was driven by increased borrowings outstanding on our Credit Facility and an increase in the effective interest rate on our Credit Facility. The weighted average balance outstanding on our Credit Facility was $127.4 million during the six months ended March 31, 2023, as compared to $37.7 million in the prior year period, an increase of 237.9%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 7.5% during the six months ended March 31, 2023, compared to 6.6% during the prior year period. The increase in the effective interest rate was driven primarily by increases in interest rates partially offset by a $0.3 million decrease in unused commitment fees during the six months ended March 31, 2023 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $1.6 million, or 53.9%, for the six months ended March 31, 2023, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits to the base management fee from the Adviser period over period.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2023	2022
Average total assets subject to base management fee(A)	$654,514	$571,314
Multiplied by prorated annual base management fee of 1.75%	0.8750%	0.8750%
Base management fee(B)	$5,727	$4,999
Portfolio company fee credit	(1,093)	(1,928)
Syndicated loan fee credit	(63)	(101)
Net Base Management Fee	$4,571	$2,970
Loan servicing fee(B)	3,797	2,982
Credit to base management fee - loan servicing fee(B)	(3,797)	(2,982)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	4,589	4,062
Incentive fee credit	—	—
Net Incentive Fee	$4,589	$4,062
Portfolio company fee credit	(1,093)	(1,928)
Syndicated loan fee credit	(63)	(101)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(1,156)	$(2,029)
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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the six months ended March 31, 2023, we recorded a net realized gain on investments of $9.7 million, which resulted primarily from a $5.9 million realized gain recognized on the sale of our investment in Targus Cayman HoldCo, Ltd. in October 2022 and a $4.4 million realized gain recognized on our investment in Leeds Novamark Capital I, L.P. in November 2022.
For the six months ended March 31, 2022, we recorded a net realized gain on investments of $13.9 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc.

Net Unrealized Appreciation (Depreciation) of Investments
During the six months ended March 31, 2023, we recorded net unrealized depreciation of investments in the aggregate amount of $10.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2023 were as follows:

	Six Months Ended March 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
HH-Inspire Acquisition, Inc.	$—	$2,399	$—	$2,399
Encore Dredging Holdings, LLC	—	1,963	—	1,963
PIC 360, LLC	—	1,064	—	1,064
FES Resources Holdings LLC	—	901	—	901
Giving Home Health Care, LLC	—	881	—	881
Imperative Holdings Corporation	510	219	—	729
Antenna Research Associates, Inc.	—	666	—	666
TNCP Intermediate HoldCo, LLC	—	555	—	555
Circuitronics EMS Holdings LLC	(921)	—	921	—
Targus Cayman HoldCo, Ltd.	5,916	—	(5,916)	—
Salvo Technologies, Inc.	—	(462)	—	(462)
Eegee's LLC	—	(500)	—	(500)
Leeds Novamark Capital I, L.P.	4,406	77	(5,018)	(535)
Ohio Armor Holdings, LLC	—	(548)	—	(548)
8th Avenue Food & Provisions, Inc.	—	(666)	—	(666)
DKI Ventures, LLC	—	(708)	—	(708)
WB Xcel Holdings, LLC	—	(1,874)	—	(1,874)
Engineering Manufacturing Technologies, LLC	—	(2,213)	—	(2,213)
B+T Group Acquisition Inc.	—	(2,418)	—	(2,418)
Other, net (<$500)	(189)	(462)	305	(346)
Total:	$9,722	$(1,126)	$(9,708)	$(1,112)

The primary drivers of net unrealized depreciation of $10.8 million for the six months ended March 31, 2023 were the reversal of unrealized depreciation associated with the exit of our investment in Targus Cayman HoldCo, Ltd. and the sale of underlying assets within Leeds Novamark Capital I, L.P as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

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

The primary driver of net unrealized depreciation of $10.9 million for the six months ended March 31, 2022 was the reversal of unrealized depreciation associated with the exit of our investment in Lignetics, Inc. and the decline in the financial and operational performance of certain of our other portfolio companies, partially offset by the improvement in the financial and operational performance of NetFortris Holdings, LLC (formerly NetFortris Corp.) and ENET Holdings, LLC.
Net Realized Gain (Loss) on Other

During the six months ended March 31, 2022, we recorded a net realized loss on other of $0.5 million primarily due to a loss on extinguishment of debt of $0.8 million, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”) in November 2021. During the six months ended March 31, 2023, we recorded a net realized gain on other of $0.2 million associated with escrows received.

Net Unrealized Depreciation of Other

During the six months ended March 31, 2023, we recorded $0.2 million of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the six months ended March 31, 2022.

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

Net cash used in operating activities for the six months ended March 31, 2023 was $12.3 million, as compared to net cash provided by operating activities of $37.7 million for the six months ended March 31, 2022. The change was primarily due to a decrease in principal repayments, partially offset by a decrease in purchases of investments, period over period. Purchases of investments were $77.5 million during the six months ended March 31, 2023, compared to $121.6 million during the six months ended March 31, 2022. Repayments and net proceeds from sales were $49.2 million during the six months ended March 31, 2023 compared to $147.5 million during the six months ended March 31, 2022.
As of March 31, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $696.0 million. As of September 30, 2022, we had loans to, syndicated participations in or equity investments in 52 companies, with an aggregate cost basis of approximately $656.1 million.
The following table summarizes our total portfolio investment activity during the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31,
	2023	2022
Beginning investment portfolio, at fair value	$649,615	$557,612
New investments	50,416	106,918
Disbursements to existing portfolio companies	27,053	14,651
Scheduled principal repayments on investments	(4,955)	(3,662)
Unscheduled principal repayments on investments	(29,715)	(126,938)
Net proceeds from sale of investments	(14,274)	(17,057)
Net unrealized appreciation (depreciation) of investments	(1,126)	4,513
Reversal of prior period depreciation (appreciation) of investments on realization	(9,708)	(15,375)
Net realized gain (loss) on investments	9,722	13,880
Increase in investments due to PIK(A)	1,952	2,614
Net change in premiums, discounts and amortization	(221)	547
Investment Portfolio, at Fair Value	$678,759	$537,703
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2023:

		Amount
For the remaining six months ending September 30:	2023(A)	$5,709
For the fiscal years ending September 30:	2024	35,783
	2025	82,772
	2026	158,184
	2027	269,559
	Thereafter	85,828
	Total contractual repayments	$637,835
	Adjustments to cost basis of debt investments	(1,362)
	Investments in equity securities	59,558
	Investments held as of March 31, 2023 at cost:	$696,031
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of March 31, 2023.

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2023 was $19.3 million, which consisted primarily of $24.7 million in gross proceeds from the issuance of common stock under our equity distribution agreement with Jefferies LLC and $10.8 million in net borrowings on our Credit Facility, partially offset by $15.7 million in distributions to our common shareholders.
Net cash used in financing activities for the six months ended March 31, 2022 was $36.9 million, which consisted primarily of $38.8 million used in the redemption of our 2024 Notes and $33.1 million in net repayments on our Credit Facility, partially offset by $50.0 million in gross proceeds from the issuance of our 2027 Notes.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, during the six months ended March 31, 2023 we paid monthly cash distributions of $0.07 per common share for each of October, November, and December 2022, and $0.075 per common share for each of January, February, and March 2023. We paid monthly cash distributions of $0.065 per common share for each month for the six months ended March 31, 2022. These distributions totaled an aggregate of $15.7 million and $13.4 million for the six months ended March 31, 2023 and 2022, respectively. In April 2023, our Board of Directors declared a monthly distribution of $0.08 per common share for each of April, May, and June 2023. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2023. From inception through March 31, 2023, we have paid 242 monthly or quarterly consecutive distributions to common stockholders totaling approximately $439.3 million or $22.27 per share.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2023, we had the ability to issue up to $270.8 million in securities under the registration statement.
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
On March 31, 2023, the closing market price of our common stock was $9.40 per share, a 2.3% premium to our March 31, 2023 NAV per share of $9.19.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2023 and September 30, 2022.
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

Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $349.1 million as of March 31, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of March 31, 2023, and as defined in our Credit Facility, we had a net worth of $539.1 million, asset coverage on our “senior securities representing indebtedness” of 195.5%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of March 31, 2023. As of March 31, 2023, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
Notes Payable
In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes for net proceeds of approximately $48.5 million after deducting initial purchasers’ costs, commissions and offering expenses borne by us. The 2027 Notes will mature on May 1, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2027 Notes bear interest at a rate of 3.75% per year. Interest is payable semi-annually on May 1 and November 1 of each year (which equates to approximately $1.9 million per year).

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

Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of March 31, 2023 and September 30, 2022, we had off-balance sheet success fee receivables on our accruing debt investments of $3.6 million and $4.7 million (or approximately $0.10 per common share and $0.13 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of March 31, 2023 and September 30, 2022 to be immaterial.
The following table shows our contractual obligations as of March 31, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$152,600	$—	$—	$152,600
Notes Payable	—	—	200,000	—	200,000
Interest expense on debt obligations(C)	22,131	37,745	2,031	—	61,907
Total	$22,131	$190,345	$202,031	$—	$414,507
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $58.2 million, at cost, as of March 31, 2023.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2023.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2023 and September 30, 2022, representing approximately 98.0% and 97.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2023	As of September 30, 2022
Highest	10.0	10.0
Average	7.0	7.1
Weighted Average	7.5	7.6
Lowest	3.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2023 and September 30, 2022, representing approximately 1.5% and 1.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2023	As of September 30, 2022
Highest	5.0	4.0
Average	3.6	3.4
Weighted Average	4.1	3.6
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2023 and September 30, 2022, representing approximately 0.5% and 0.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2023	As of September 30, 2022
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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
All of our variable-rate debt investments have rates generally associated with either the current LIBOR or SOFR rate. As of March 31, 2023, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	91.5%
Fixed rates	8.5%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2023 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2023 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
From time to time, we may become involved in various investigations, claims and legal proceedings that arise in the ordinary course of our business. Furthermore, third parties may try to seek to impose liability on us in connection with the activities of our portfolio companies. While we do not expect that the resolution of these matters, if they arise, would materially affect our business, financial condition, results of operations or cash flows, resolution of these matters will be subject to various uncertainties and could result in the expenditure of significant financial and managerial resources. Neither we, nor any of our subsidiaries are currently subject to any material legal proceeding, nor, to our knowledge, is any material legal proceeding pending or threatened against us or any of our subsidiaries.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: May 2, 2023