Form 10-Q
period 2023-06-30
GLADSTONE CAPITAL CORP
filed 2023-07-26
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of July 25, 2023 was 38,600,686.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item 1. Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2023	September 30, 2022
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $650,784 and $571,736, respectively)	$642,847	$574,811
Affiliate investments (Cost of $50,327 and $49,412, respectively)	42,023	39,091
Control investments (Cost of $34,071 and $34,905, respectively)	30,454	35,713
Cash and cash equivalents	1,681	2,011
Restricted cash and cash equivalents	105	96
Interest receivable, net	4,237	2,737
Due from administrative agent	4,299	3,199
Deferred financing costs, net	1,509	836
Other assets, net	2,907	2,474
TOTAL ASSETS	$730,062	$660,968
LIABILITIES
Line of credit at fair value (Cost of $163,800 and $141,800, respectively)	$163,800	$141,800
Notes payable, net of unamortized deferred financing costs of $2,114 and $2,393, respectively	197,886	197,607
Accounts payable and accrued expenses	1,069	500
Interest payable	4,307	2,517
Fees due to Adviser(A)	2,513	2,104
Fee due to Administrator(A)	696	423
Other liabilities	1,845	530
TOTAL LIABILITIES	$372,116	$345,481
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,560,000 shares authorized, respectively, and 38,600,686 and 34,734,796 shares issued and outstanding, respectively	$39	$35
Capital in excess of par value	433,165	395,542
Cumulative net unrealized appreciation (depreciation) of investments	(19,858)	(6,438)
Under (over) distributed net investment income	4,868	(500)
Accumulated net realized losses	(60,268)	(73,152)
Total distributable loss	(75,258)	(80,090)
TOTAL NET ASSETS	$357,946	$315,487
NET ASSET VALUE PER COMMON SHARE	$9.27	$9.08
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$19,183	$10,550	$52,051	$31,318
Affiliate investments	1,023	806	2,865	2,612
Control investments	736	591	2,134	1,794
Cash and cash equivalents	29	1	93	1
Total interest income (excluding PIK interest income)	20,971	11,948	57,143	35,725
PIK interest income
Non-Control/Non-Affiliate investments	629	568	1,980	2,619
Affiliate investments	139	77	415	77
Control investments	77	—	223	—
Total PIK interest income	845	645	2,618	2,696
Total interest income	21,816	12,593	59,761	38,421
Success fee income
Non-Control/Non-Affiliate investments	335	—	935	3,231
Affiliate Investments	—	—	—	1,563
Total success fee income	335	—	935	4,794
Dividend income
Non-Control/Non-Affiliate investments	42	493	830	2,002
Control investments	362	656	691	1,245
Total dividend income	404	1,149	1,521	3,247
Other income	268	42	461	749
Total investment income	22,823	13,784	62,678	47,211
EXPENSES
Base management fee(A)	3,106	2,501	8,833	7,500
Loan servicing fee(A)	2,069	1,614	5,866	4,596
Incentive fee(A)	2,919	1,579	7,508	5,641
Administration fee(A)	417	407	1,237	1,187
Interest expense	5,553	3,150	15,091	9,177
Amortization of deferred financing costs	405	286	1,164	849
Professional fees	271	139	784	610
Other general and administrative expenses	402	346	1,110	1,045
Expenses, before credits from Adviser	15,142	10,022	41,593	30,605
Credit to base management fee - loan servicing fee(A)	(2,069)	(1,614)	(5,866)	(4,596)
Credits to fees from Adviser - other(A)	(1,926)	(1,571)	(3,082)	(3,600)
Total expenses, net of credits	11,147	6,837	32,645	22,409
NET INVESTMENT INCOME	11,676	6,947	30,033	24,802
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(789)	—	9,949	472
Affiliate investments	—	—	—	13,408
Control investments	3,700	(8,496)	2,684	(8,496)
Other	44	347	322	(120)
Total net realized gain (loss)	2,955	(8,149)	12,955	5,264
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	2,394	(5,596)	(11,012)	(2,027)
Affiliate investments	(228)	(1,272)	2,017	(19,094)
Control investments	(4,752)	2,471	(4,425)	5,862
Other	(161)	—	—	—
Total net unrealized appreciation (depreciation)	(2,747)	(4,397)	(13,420)	(15,259)
Net realized and unrealized gain (loss)	208	(12,546)	(465)	(9,995)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,884	$(5,599)	$29,568	$14,807
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.31	$0.20	$0.82	$0.72
Net increase (decrease) in net assets resulting from operations	$0.32	$(0.16)	$0.81	$0.43
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	37,680,465	34,304,371	36,492,168	34,304,371
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2023	2022
NET ASSETS, SEPTEMBER 30	$315,487	$318,439
OPERATIONS
Net investment income	8,725	9,160
Net realized gain (loss) on investments	9,319	13,880
Net realized gain (loss) on other	253	(700)
Net unrealized appreciation (depreciation) of investments	(12,599)	(10,237)
Net increase (decrease) in net assets resulting from operations	5,698	12,103
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.21 per share and $0.20 per share, respectively)(A)	(7,398)	(6,689)
Net decrease in net assets from distributions	(7,398)	(6,689)
CAPITAL TRANSACTIONS
Issuance of common stock	10,721	—
Discounts, commissions and offering costs for issuance of common stock	(182)	—
Net increase (decrease) in net assets resulting from capital transactions	10,539	—
NET INCREASE (DECREASE) IN NET ASSETS	8,839	5,414
NET ASSETS, DECEMBER 31	$324,326	$323,853
OPERATIONS
Net investment income	9,632	8,695
Net realized gain (loss) on investments	403	—
Net realized gain (loss) on other	25	233
Net unrealized appreciation (depreciation) of investments	1,765	(625)
Net unrealized depreciation of other	161	—
Net increase (decrease) in net assets resulting from operations	11,986	8,303
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.23 per share and $0.20 per share, respectively)(A)	(8,257)	(6,689)
Net decrease in net assets from distributions	(8,257)	(6,689)
CAPITAL TRANSACTIONS
Issuance of common stock	13,993	—
Discounts, commissions and offering costs for issuance of common stock	(237)	—
Net increase (decrease) in net assets resulting from capital transactions	13,756	—
NET INCREASE (DECREASE) IN NET ASSETS	17,485	1,614
NET ASSETS, MARCH 31	$341,811	$325,467
OPERATIONS
Net investment income	11,676	6,947
Net realized gain (loss) on investments	2,911	(8,496)
Net realized gain (loss) on other	44	347
Net unrealized appreciation (depreciation) of investments	(2,586)	(4,397)
Net unrealized appreciation of other	(161)	—
Net increase (decrease) in net assets resulting from operations	11,884	(5,599)
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.24 per share and $0.15 per share, respectively)(A)	(9,082)	(5,173)
Distributions to common stockholders from return of capital ($0.00 per share and $0.05 per share, respectively)(A)	—	(1,774)
Net decrease in net assets from distributions	(9,082)	(6,947)
CAPITAL TRANSACTIONS
Issuance of common stock	13,565	—
Discounts, commissions and offering costs for issuance of common stock	(232)	—
Net increase (decrease) in net assets resulting from capital transactions	13,333	—
NET INCREASE (DECREASE) IN NET ASSETS	16,135	(12,546)
NET ASSETS, JUNE 30	$357,946	$312,921
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$29,568	$14,807
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(148,084)	(188,851)
Principal repayments on investments	66,200	138,231
Net proceeds from sale of investments	18,296	15,929
Increase in investments due to PIK interest	(2,779)	(3,218)
Net change in premiums, discounts and amortization	193	(605)
Net realized loss (gain) on investments	(12,633)	(5,384)
Net realized loss (gain) on other	(322)	120
Net unrealized depreciation (appreciation) of investments	13,420	15,259
Net unrealized depreciation of other	—	—
Changes in assets and liabilities:
Amortization of deferred financing costs	1,164	849
Decrease (increase) in interest receivable, net	(1,500)	(1,068)
Decrease (increase) in funds due from administrative agent	(1,100)	(372)
Decrease (increase) in other assets, net	(509)	(685)
Increase (decrease) in accounts payable and accrued expenses	569	(130)
Increase (decrease) in interest payable	1,790	1,947
Increase (decrease) in fees due to Adviser(A)	409	(960)
Increase (decrease) in fee due to Administrator(A)	273	294
Increase (decrease) in other liabilities	1,315	(4,766)
Net cash provided by (used in) operating activities	(33,730)	(18,603)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	123,000	235,500
Repayments on line of credit	(101,000)	(206,000)
Proceeds from issuance of notes payable	—	50,000
Redemption of notes payable	—	(38,813)
Financing costs	(1,559)	(1,662)
Proceeds from issuance of common stock	38,279	—
Discounts, commissions and offering costs for issuance of common stock	(574)	—
Distributions paid to common stockholders	(24,737)	(20,325)
Net cash provided by (used in) financing activities	33,409	18,700
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(321)	97
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,107	846
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,786	$943
CASH PAID FOR INTEREST	$13,301	$7,230
NON-CASH ACTIVITIES(B)	$2,416	$7,489
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 179.6%
Secured First Lien Debt – 134.6%
Aerospace and Defense – 20.0%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 15.1% Cash, 4.0% PIK, Due 11/2026)(E)	$22,041	$22,041	$22,041
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 13.1% Cash, Due 2/2026)(C)	18,031	18,013	17,670
SpaceCo Holdings, LLC – Line of Credit, $100 available (S + 7.2%, 12.4% Cash, Due 12/2025)(C)(U)	1,900	1,900	1,869
SpaceCo Holdings, LLC – Term Debt (S + 7.2%, 12.4% Cash, Due 12/2025)(C)(U)	30,491	30,136	29,995
		72,090	71,575
Beverage, Food, and Tobacco – 19.3%
Cafe Zupas – Line of Credit, $1,500 available (S + 6.8%, 11.9% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $6,070 available (S + 6.8%, 11.9% Cash, Due 12/2024)(C)	3,970	3,970	3,891
Café Zupas – Term Debt (S + 6.8%, 11.9% Cash, Due 12/2024)(C)	23,460	23,460	22,991
Eegee’s LLC – Line of Credit, $1,000 available (S + 7.8%, 12.9% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (S + 7.8%, 12.9% Cash, Due 6/2026)(C)	3,000	3,000	2,873
Eegee’s LLC – Term Debt (S + 7.8%, 12.9% Cash, Due 6/2026)(C)	17,000	17,000	16,278
Salt & Straw, LLC – Line of Credit, $60 available (S + 9.1%, 14.2% Cash, Due 9/2027)(C)	1,940	1,940	1,853
Salt & Straw, LLC – Delayed Draw Term Loan, $3,000 available (S + 9.1%, 14.2% Cash, Due 9/2027)(C)	8,500	8,430	8,118
Sokol & Company Holdings, LLC – Term Debt (S + 7.0%, 12.1% Cash, Due 8/2027)(C)	13,500	13,500	13,179
		71,300	69,183
Buildings and Real Estate – 0.6%
GFRC 360, LLC – Line of Credit, $50 available (S + 8.0%, 13.1% Cash, Due 9/2023)(C)	1,150	1,150	1,076
GFRC 360, LLC – Term Debt (S + 8.0%, 13.1% Cash, Due 9/2023)(C)	1,000	1,000	936
		2,150	2,012
Diversified/Conglomerate Manufacturing – 32.2%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.4% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 13.4% Cash, Due 10/2026)(C)	21,500	21,500	20,317
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 1.1% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 1.1% PIK, Due 1/2028)(C)	27,070	27,070	26,258
OCI, LLC – Term Debt (S + 7.5%, 12.6% Cash, Due 5/2028)(C)	20,000	20,000	20,000
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.6% Cash, Due 4/2027)(C)	11,797	11,797	10,971
Unirac Holdings, Inc. – Line of Credit, $1,022 available (S + 6.5%, 11.6% Cash, Due 9/2027)(C)	1,200	1,200	1,201
Unirac Holdings, Inc. – Delayed Draw Term Loan, $1,669 available (S + 6.5%, 11.6% Cash, Due 9/2027)(C)	1,108	1,108	1,110
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.6% Cash, Due 9/2027)(C)	14,888	14,561	14,906
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 12.2% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 12.2% Cash, Due 5/2027)(C)	20,747	20,747	20,488
		117,983	115,251
Diversified/Conglomerate Service – 29.6%
Axios Industrial Group, LLC – Term Debt (S + 9.1%, 14.2% Cash, Due 10/2027)(C)	9,000	8,967	8,843
Axios Industrial Group, LLC – Delayed Draw Term Loan, $5,000 available (S + 9.1%, 14.2% Cash, Due 10/2027)(C)	3,000	3,000	2,948
DKI Ventures, LLC – Term Debt (S + 8.0%, 13.1% Cash, Due 12/2023)(C)	5,915	5,915	3,549
ENET Holdings, LLC – Term Debt (S + 7.3%, 12.4% Cash, Due 4/2025)(C)	22,289	22,289	21,453
Fix-It Group, LLC – Line of Credit, $2,000 available (S + 8.1%, 13.2% Cash, Due 12/2026)(C)	1,000	1,000	1,000
Fix-It Group, LLC – Term Debt (S + 8.1%, 13.2% Cash, Due 12/2026)(C)	12,200	12,200	12,200
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 8.1%, 13.2% Cash, Due 12/2026)(C)	6,911	6,911	6,911
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.6% Cash, Due 2/2028)(C)	13,500	13,500	13,365
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.7% Cash, 3.5% PIK, Due 3/2026)(C)	20,111	20,068	18,226
Trowbridge Chicago, LLC – Line of Credit, $2,000 available (S + 7.0%, 12.1% Cash, Due 6/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.1% Cash, Due 6/2029)(C)	5,750	5,750	5,750
Trowbridge Chicago, LLC – Delayed Draw Term Loan, $5,250 available (S + 7.0%, 12.1% Cash, Due 6/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $2,000 available (S + 6.5%, 11.6% Cash, Due 12/2026)(C)	—	—	—
WorkforceQA, LLC – Term Debt (S + 8.4%, 13.5% Cash, Due 12/2026)(C)(H)	10,000	9,969	9,975
WorkforceQA, LLC – Term Debt (S + 9.5%, 14.6% Cash, Due 12/2026)(C)(H)	1,600	1,595	1,596
		111,164	105,816
Healthcare, Education, and Childcare – 29.7%
ALS Education, LLC – Line of Credit, $3,000 available (S + 7.0%, 12.1% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 7.0%, 12.1% Cash, Due 5/2025)(C)	19,030	19,030	18,982
HH-Inspire Acquisition, Inc. – Line of Credit, $1,212 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)(U)	624	624	624
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)(U)	16,013	16,013	16,013
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)(U)	3,225	3,225	3,225
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.8% Cash, Due 3/2027)(C)(U)	28,000	27,966	28,000
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.8% Cash, Due 3/2027)(C)(U)	5,000	4,994	5,000
Technical Resource Management, LLC – Line of Credit, $3,000 available (S + 8.0%, 13.1% Cash, Due 4/2028)(C)	—	—	—
Technical Resource Management, LLC – Term Debt (S + 8.0%, 13.1% Cash, Due 4/2028)(C)	23,000	23,000	23,000
Technical Resource Management, LLC – Delayed Draw Term Loan, $2,500 available (S + 8.0%, 13.1% Cash, Due 4/2028)(C)	—	—	—
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (S + 7.3%, 12.4% Cash, Due 6/2026)(C)	500	500	500
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.4% Cash, Due 6/2026)(C)	11,000	11,000	11,000
		106,352	106,344
Machinery – 1.5%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 6.1% PIK, Due 2/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 6.1% PIK, Due 2/2024)(C)	5,835	5,835	5,522
		5,835	5,522
Telecommunications – 1.7%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 11.0%, 16.1% Cash, Due 12/2024)(C)	1,200	1,200	996
B+T Group Acquisition, Inc.(S) – Term Debt (S + 11.0%, 16.1% Cash, Due 12/2024)(C)	6,000	6,000	4,980
		7,200	5,976
Total Secured First Lien Debt		$494,074	$481,679
Secured Second Lien Debt – 31.5%
Automobile – 3.3%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$12,021	$11,989	$11,630
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 13.0% Cash, Due 10/2026)(D)	3,683	3,683	2,431
Diversified/Conglomerate Manufacturing – 10.1%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,000	2,000	2,000
Springfield, Inc. – Term Debt (S + 10.1%, 15.2% Cash, Due 12/2026)(C)	30,000	30,000	29,888
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.0%, 14.3% Cash, Due 5/2027)(D)(U)	5,000	4,849	4,300
		36,849	36,188
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Service – 3.2%
CHA Holdings, Inc. – Term Debt (S + 9.0%, 14.3% Cash, Due 4/2026)(D)(U)	3,000	2,973	2,760
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	8,600	8,553	8,589
		11,526	11,349
Healthcare, Education, and Childcare – 8.0%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,728
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 13.5% Cash, Due 11/2026)(D)(V)	798	798	792
Oil and Gas – 6.0%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.9% Cash, Due 8/2028)(C)	21,765	21,611	21,493
Total Secured Second Lien Debt		$115,256	$112,611
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$32
Total Unsecured Debt		$198	$32
Preferred Equity – 6.1%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	175
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	135
Buildings and Real Estate – 0.1%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	263
Diversified/Conglomerate Manufacturing – 0.6%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	2,011
Diversified/Conglomerate Service – 2.7%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,904
Trowbridge Chicago, LLC – Preferred Stock(E)(G)	242,105	750	750
		8,250	9,654
Healthcare, Education, and Childcare – 1.2%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	4,213
Oil and Gas – 1.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	3,619
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	1,656
		6,838	5,275
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$23,061	$21,726
Common Equity – 7.4%
Aerospace and Defense – 4.6%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$15,814
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	543
		5,283	16,357
Automobile– 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	322
Beverage, Food, and Tobacco – 0.8%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	—
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,581
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,311
		1,750	2,892
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.2%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	855
		5,000	855
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	532	532	391

Healthcare, Education, and Childcare – 1.6%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	2,415
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,118
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	193
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	2,000
		2,786	5,726
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	106
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	119
		499	119
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	31
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,195	$26,799
Total Non-Control/Non-Affiliate Investments		$650,784	$642,847
AFFILIATE INVESTMENTS(N) – 11.7%
Secured First Lien Debt – 9.9%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc. (S) – Term Debt (S + 5.5%, 10.6% Cash, Due 8/2024)(E)(P)	$6,140	$6,140	$2,752
Diversified/Conglomerate Service – 9.1%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.4% Cash, Due 12/2025)(C)	—	—	—
Encore Dredging Holdings, LLC – Term Debt (S + 7.0%, 12.1% Cash, 1.5% PIK, Due 12/2025)(C)	23,881	23,881	23,284
Encore Dredging Holdings, LLC – Term Debt (S + 7.0%, 12.1% Cash, 2.5% PIK, Due 12/2025)(C)	4,619	4,619	4,503
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (S + 7.0%, 12.1% Cash, 1.5% PIK, Due 12/2025)(C)	5,081	5,081	4,954
		33,581	32,741
Total Secured First Lien Debt		$39,721	$35,493
Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service– 1.2%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	$4,278
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	846
Total Preferred Equity		$9,806	$5,124
Common Equity – 0.4%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.4%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	1,406
Total Common Equity		$800	$1,406
Total Affiliate Investments		$50,327	$42,023
CONTROL INVESTMENTS(O) – 8.5%
Secured First Lien Debt – 4.5%
Diversified/Conglomerate Manufacturing – 1.1%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	$3,847	$3,847	$3,847
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.2%
WB Xcel Holdings, LLC – Line of Credit, $32 available (S + 10.5%, 15.6% Cash, Due 11/2026)(E)	1,468	1,468	1,468
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.6% Cash, Due 11/2026)(E)	9,850	9,850	9,850
		11,318	11,318
Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,100 available (8.0% Cash, Due 10/2024)(E)(F)	900	900	900
Total Secured First Lien Debt		$16,065	$16,065
Secured Second Lien Debt – 2.1%
Automobile– 2.1%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.7% Cash, Due 5/2026)(E)	$7,425	$7,425	$7,425
Preferred Equity – 0.3%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	1,141
Common Equity – 1.6%
Automobile– 0.7%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$2,639
Diversified/Conglomerate Manufacturing – 0.0%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	256
Printing and Publishing – 0.8%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,928
Total Common Equity		$7,831	$5,823
Total Control Investments		$34,071	$30,454
TOTAL INVESTMENTS – 199.8%		$735,182	$715,324
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $649.2 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2023, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of June 30, 2023.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 5.14% as of June 30, 2023. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by ICE Data Pricing and Reference Data, LLC (“ICE”).
(D)Fair value was based on the indicative bid price on or near June 30, 2023, offered by the respective syndication agent’s trading desk.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2023.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
(U)The cash interest rate on this investment was indexed to 90-day SOFR, which was 5.27% as of June 30, 2023.
(V)The cash interest rate on this investment was indexed to 30-day LIBOR, which was 5.22% as of June 30, 2023 and transitioned to one month SOFR on July 3, 2023.

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
(AA)The cash interest rate on this investment was indexed to the 30-day SOFR, which was 3.04% as of September 30, 2022.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2023
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral to our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the nine month periods ended June 30, 2023 and June 30, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2023 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 14, 2022.
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
Board Responsibility

Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”) under the 1940 Act.

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
ICE Data Pricing and Reference Data, LLC (“ICE”), a valuation specialist, generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns ICE’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates ICE’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from ICE’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the

Valuation Committee reviews whether the Valuation Designee’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.4% of the fair value of all debt investments in our portfolio. There were no loans on non-accrual status as of September 30, 2022.
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
As of each of June 30, 2023 and September 30, 2022, we held four OID loans. We recorded OID income of $49 thousand and $0.2 million during the three and nine months ended June 30, 2023, respectively, and $46 thousand and $0.2 million during the three and nine months ended June 30, 2022, respectively. The unamortized balance of OID investments as of June 30, 2023 and September 30, 2022 totaled $0.8 million and $0.9 million, respectively. As of June 30, 2023 and September 30, 2022, we had eight and six investments which had a PIK interest component, respectively. We recorded PIK interest income of $0.8 million and $2.6 million during the three and nine months ended June 30, 2023, respectively, and $0.6 million and $2.7 million during the three and nine months ended June 30, 2022, respectively. We collected $0 and

$0.4 million in PIK interest in cash during the three and nine months ended June 30, 2023, respectively, and $0 and $2.4 million during the three and nine months ended June 30, 2022, respectively.
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

As of June 30, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2023 and 2022, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of June 30, 2023 and September 30, 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of June 30, 2023:
Secured first lien debt	$533,237		$—	$—		$533,237
Secured second lien debt	120,036		—	—		120,036
Unsecured debt	32		—	—		32
Preferred equity	27,991		—	—		27,991
Common equity/equivalents	33,835	(A)	—	31	(B)	33,804
Total Investments as of June 30, 2023	$715,131		$—	$31		$715,100

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Secured first lien debt	$463,858		$—	$—		$463,858
Secured second lien debt	115,928		—	—		115,928
Unsecured debt	55		—	—		55
Preferred equity	27,046		—	—		27,046
Common equity/equivalents	36,331	(A)	—	58	(B)	36,273
Total Investments as of September 30, 2022	$643,218		$—	$58		$643,160
(A)Excludes our investment in Leeds with fair values of $0.2 million and $6.4 million as of June 30, 2023 and September 30, 2022, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2023 and September 30, 2022, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2023		September 30, 2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$481,679		$413,631
Secured second lien debt	112,611		108,263
Unsecured debt	32		55
Preferred equity	21,726		17,719
Common equity/equivalents	26,575	(A)	28,688	(B)
Total Non-Control/Non-Affiliate Investments	$642,623		$568,356
Affiliate Investments
Secured first lien debt	$35,493		$34,804
Preferred equity	5,124		3,640
Common equity/equivalents	1,406		647
Total Affiliate Investments	$42,023		$39,091
Control Investments
Secured first lien debt	$16,065		$15,423
Secured second lien debt	7,425		7,665
Preferred equity	1,141		5,687
Common equity/equivalents	5,823		6,938
Total Control Investments	$30,454		$35,713
Total Investments at Fair Value Using Level 3 Inputs	$715,100		$643,160
(A)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $31 thousand, respectively, as of June 30, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively, as of September 30, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2023 and September 30, 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2023	September 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2023	September 30, 2022

Secured first lien debt	$492,379	$423,912	Yield Analysis	Discount Rate	11.7% - 37.0% / 14.3%	8.0% - 29.5% / 11.8%
	40,858	39,946	TEV	EBITDA multiple	4.7x – 5.9x / 5.8x	4.8x – 6.7x / 6.2x
				EBITDA	$960 - $14,121 / $13,605	$800 - $10,257 / $7,605
				Revenue multiple	0.3x – 0.8x / 0.6x	0.3x – 0.6x / 0.5x
				Revenue	$15,375 - $16,322 / $15,922	$11,514 - $16,320 / $14,656

Secured second lien debt	102,328	97,472	Yield Analysis	Discount Rate	11.7% - 15.5% / 14.2%	11.5% - 15.4% / 13.8%
	10,283	10,791	Market Quote	IBP	66.0% - 99.3% / 82.4%	82.0% - 95.0% / 86.5%
	7,425	7,665	TEV	EBITDA multiple	5.5x – 5.5x / 5.5x	5.6x – 5.6x / 5.6x
				EBITDA	$3,441 - $3,441 / $3,441	$3,299 - $3,299 / $3,299

Unsecured debt	32	55	TEV	Revenue multiple	1.3x – 1.3x / 1.3x	0.3x – 1.3x / 1.0x
				Revenue	$5,270 - $5,270 / $5,270	$764 - $11,514 / $4,249

Preferred and common equity / equivalents(A)	61,795	63,319	TEV	EBITDA multiple	4.3x – 12.9x / 6.7x	4.1x – 11.0x / 6.5x
				EBITDA	$960 -$108,146 / $10,410	$800 -$74,512 / $11,742
				Revenue multiple	0.3x – 3.0x / 1.2x	0.3x– 4.4x / 1.4x
				Revenue	$3,447 -$16,322 / $14,798	$764 -$42,926 / $19,963
Total Level 3 Investments, at Fair Value	$715,100	$643,160
(A)Fair value as of June 30, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $31 thousand, respectively. Fair value as of September 30, 2022 excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both June 30, 2023 and September 30, 2022.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2023 and 2022 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2023	$498,947	$117,438	$36	$28,298	$31,444	$676,163
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	(789)	3,700	2,911
Net unrealized appreciation (depreciation)(B)	(2,195)	601	(4)	(1,718)	4,622	1,306
Reversal of prior period net depreciation (appreciation) on realization(B)	(200)	—	—	526	(4,262)	(3,936)
New investments, repayments and settlements: (C)
Issuances/originations	65,707	2,061	—	1,674	2,000	71,442
Settlements/repayments	(29,022)	(64)	—	—	—	(29,086)
Net proceeds from sales	—	—	—	—	(3,700)	(3,700)
Transfers	—	—	—	—	—	—
Fair Value as of June 30, 2023	$533,237	$120,036	$32	$27,991	$33,804	$715,100
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	(95)	(279)	8,695	8,214
Net unrealized appreciation (depreciation)(B)	(4,685)	376	(23)	(693)	5,239	214
Reversal of prior period net depreciation (appreciation) on realization(B)	10	—	95	526	(9,257)	(8,626)
New investments, repayments and settlements: (C)
Issuances/originations	135,567	6,303	—	2,045	4,532	148,447
Settlements/repayments	(61,406)	(2,571)	—	—	—	(63,977)
Net proceeds from sales	—	—	—	(654)	(11,678)	(12,332)
Transfers	—	—	—	—	—	—
Fair Value as of June 30, 2023	$533,237	$120,036	$32	$27,991	$33,804	$715,100

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2022	$377,902	$85,498	$64	$27,935	$41,264	$532,663
Total gains (losses):
Net realized gain (loss)(A)	(8,471)	—	(25)	—	—	(8,496)
Net unrealized appreciation (depreciation)(B)	(3,182)	(1,006)	(5)	(5,482)	(9,440)	(19,115)
Reversal of prior period net depreciation (appreciation) on realization(B)	14,199	—	25	(28)	—	14,196
New investments, repayments and settlements: (C)
Issuances/originations	64,578	167	—	3,140	—	67,885
Settlements/repayments	(6,509)	(813)	—	(250)	—	(7,572)
Net proceeds from sales	1,339	—	—	—	—	1,339
Transfers	(6,750)	—	—	—	6,750	—
Fair Value as of June 30, 2022	$433,106	$83,846	$59	$25,315	$38,574	$580,900
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	(8,471)	—	(25)	—	13,876	5,380
Net unrealized appreciation (depreciation)(B)	1,230	(627)	24	(4,691)	(9,148)	(13,212)
Reversal of prior period net depreciation (appreciation) on realization(B)	13,819	(1,601)	25	(4,309)	(9,113)	(1,179)
New investments, repayments and settlements: (C)
Issuances/originations	151,401	30,503	25	6,640	3,500	192,069
Settlements/repayments	(56,856)	(80,385)	—	(250)	—	(137,491)
Net proceeds from sales	1,339	—	—	(1,321)	(15,732)	(15,714)
Transfers	(6,750)	—	—	—	6,750	—
Fair Value as of June 30, 2022	$433,106	$83,846	$59	$25,315	$38,574	$580,900
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

Investment Activity
Proprietary Investments
As of June 30, 2023 and September 30, 2022, we held 47 and 46 proprietary investments, respectively, with an aggregate fair value of $704.9 million and $630.8 million, or 98.5% and 97.1% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2023:

•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with no remaining cost basis and fair value of $0.2 million as of June 30, 2023.

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

•In March 2023, we invested $13.5 million in Leadpoint Business Services, LLC through secured first lien debt. We also extended Leadpoint Business Services, LLC a $5.5 million line of credit commitment which was fully funded as of March 31, 2023. In May 2023, the line of credit was paid off at par for net cash proceeds of $5.5 million and terminated.

•In April 2023, we invested $25.0 million in Technical Resource Management, LLC (“Technical”) through secured first lien debt and equity. We also extended Technical a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, each of which were unfunded at close.

•In April 2023, our debt investment in HH-Inspire Acquisition, Inc. (“Inspire”) was refinanced. Our original debt investment totaling $35.5 million was redeemed at par plus a $0.2 million prepayment fee, and we invested a total of $16.8 million in Inspire through new secured first lien debt and equity, which was net funded through the redemption of our original debt investment. We also extended Inspire a $1.8 million line of credit commitment, which was unfunded at close. In June 2023, we invested an additional $3.4 million in Inspire through secured first lien debt and equity.

•In May 2023, we invested $22.0 million in OCI, LLC through secured first lien debt, secured second lien debt, and common equity.

•In June 2023, the majority of our investment in PIC 360, LLC was sold resulting in a net realized gain of $3.7 million. We continue to retain a small investment in PIC 360 with a fair value of approximately $0.3 million.

•In June 2023, we invested $6.5 million in Trowbridge Chicago, LLC (“Trowbridge”) through secured first lien debt and preferred equity. We also extended Trowbridge a $2.0 million line of credit commitment and a $5.3 million delayed draw term loan commitment, each of which were unfunded at close.

Syndicated Investments
As of June 30, 2023 and September 30, 2022, we held five and six syndicated investments with an aggregate fair value of $10.4 million and $18.8 million, or 1.5% and 2.9% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the nine months ended June 30, 2023:

•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million which are traded on the Nasdaq Global Select Market under the trading symbol RILYO. In June 2023, we redeemed our investment in B. Riley Financial, Inc. 6.75% senior notes at par for proceeds of $2.4 million.

Investment Concentrations
As of June 30, 2023, our investment portfolio consisted of investments in 52 portfolio companies located in 24 states in 12 different industries, with an aggregate fair value of $715.3 million. The five largest investments at fair value as of June 30, 2023 totaled $172.0 million, or 24.0% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2022 totaling $174.5 million, or 26.9% of our total investment portfolio. As of June 30, 2023 and September 30, 2022, our average investment by obligor was $14.1 million and $12.6 million at cost, respectively.
The following table outlines our investments by security type as of June 30, 2023 and September 30, 2022:

	June 30, 2023				September 30, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$549,860	74.8%	$533,237	74.5%	$475,806	72.5%	$463,858	71.4%
Secured second lien debt	122,681	16.7	120,036	16.8	118,949	18.2	115,928	17.8
Unsecured debt	198	0.0	32	0.0	293	0.0	55	0.0
Total debt investments	672,739	91.5	653,305	91.3	595,048	90.7	579,841	89.2
Preferred equity	35,617	4.8	27,991	3.9	34,505	5.3	27,046	4.2
Common equity/equivalents	26,826	3.7	34,028	4.8	26,500	4.0	42,728	6.6
Total equity investments	62,443	8.5	62,019	8.7	61,005	9.3	69,774	10.8
Total Investments	$735,182	100.0%	$715,324	100.0%	$656,053	100.0%	$649,615	100.0%
Our investments at fair value consisted of the following industry classifications as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$164,261	23.0%	$148,907	22.9%
Diversified/Conglomerate Manufacturing	160,904	22.5	114,105	17.6
Healthcare, Education, and Childcare	145,011	20.3	136,401	21.0
Aerospace and Defense	87,932	12.3	88,649	13.6
Beverage, Food, and Tobacco	74,641	10.4	64,283	9.9
Oil and Gas	26,887	3.8	25,373	3.9
Automobile	22,191	3.1	20,144	3.1
Personal and Non-Durable Consumer Products	14,742	2.1	18,583	2.9
Machinery	6,676	0.9	9,562	1.5
Telecommunications	5,976	0.8	10,088	1.6
Textiles and Leather	—	—	7,978	1.2
Other, < 2.0%	6,103	0.8	5,542	0.8
Total Investments	$715,324	100.0%	$649,615	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of June 30, 2023 and September 30, 2022:

	June 30, 2023		September 30, 2022
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$290,432	40.6%	$326,524	50.3%
West	220,602	30.8	169,415	26.1
Midwest	146,324	20.5	118,191	18.2
Northeast	57,966	8.1	35,485	5.4
Total Investments	$715,324	100.0%	$649,615	100.0%

The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2023:

		Amount
For the remaining three months ending September 30:	2023(A)	$4,806
For the fiscal years ending September 30:	2024	28,818
	2025	86,790
	2026	160,943
	2027	241,385
	Thereafter	151,330
	Total contractual repayments	$674,072
	Adjustments to cost basis of debt investments	(1,333)
	Investments in equity securities	62,443
	Investments held as of June 30, 2023 at cost:	$735,182
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of June 30, 2023.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2023 and September 30, 2022, we had gross receivables from portfolio companies of $0.9 million and $0.5 million, respectively. The allowance for uncollectible receivables was $0 as of each of June 30, 2023 and September 30, 2022.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2024.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Average total assets subject to base management fee(A)	$709,943	$571,657	$672,990	$571,429
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%
Base management fee(B)	$3,106	$2,501	$8,833	$7,500
Portfolio company fee credit	(1,894)	(1,099)	(2,987)	(3,027)
Syndicated loan fee credit	(32)	(35)	(95)	(136)
Net Base Management Fee	$1,180	$1,367	$5,751	$4,337
Loan servicing fee(B)	2,069	1,614	5,866	4,596
Credit to base management fee - loan servicing fee(B)	(2,069)	(1,614)	(5,866)	(4,596)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(B)	2,919	1,579	7,508	5,641
Incentive fee credit	—	(437)	—	(437)
Net Incentive Fee	$2,919	$1,142	$7,508	$5,204
Portfolio company fee credit	(1,894)	(1,099)	(2,987)	(3,027)
Syndicated loan fee credit	(32)	(35)	(95)	(136)
Incentive fee credit	—	(437)	—	(437)
Credits to Fees From Adviser - other(B)	$(1,926)	$(1,571)	$(3,082)	$(3,600)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2023 and 2022.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2023, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2023.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of June 30, 2023, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2024.
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.5 million and $0.8 million during the three and nine months ended June 30, 2023, respectively, and $0.2 million and $0.8 million during the three and nine months ended June 30, 2022, respectively.

Gladstone Securities also serves as the Company’s exclusive dealer manager in connection with the Company’s offering of up to 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock. Refer to Note 6 — Cumulative Redeemable Preferred Stock Offering for further information.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2023	September 30, 2022
Base management fee due to Adviser	$(890)	$(189)
Loan servicing fee due to Adviser	484	423
Incentive fee due to Adviser	2,919	1,870
Total fees due to Adviser	2,513	2,104
Fee due to Administrator	696	423
Total Related Party Fees Due	$3,209	$2,527
In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2023 and September 30, 2022, totaled $63 thousand and $44 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $0 and $13 thousand as of June 30, 2023 and September 30, 2022, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2023 and September 30, 2022.

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

On June 16, 2023, we, through Business Loan, entered into Amendment No. 4 to the Credit Facility to, among other things, (i) decrease the commitment amount from $245.0 million to $223.7 million, (ii) extend the revolving period end date to October 31, 2025, (iii) extend the maturity date to October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date), (iv) increase the interest rate margin to 3.00% during the revolving period and 3.50% thereafter, (v) update the SOFR credit spread adjustment to 10 basis points, and (vi) provide for certain excess concentration limits. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of October 31, 2025.
The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2023	September 30, 2022
Commitment amount	$223,659	$225,000
Line of credit outstanding, at cost	163,800	141,800
Availability(A)	53,535	60,068

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2023	2022	2023	2022
Weighted average borrowings outstanding, at cost	$154,265	$49,053	$136,373	$41,469
Weighted average interest rate(B)	8.2%	6.2%	7.7%	6.4%
Commitment (unused) fees incurred	$105	$299	$446	$978
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2023 and September 30, 2022.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $355.8 million as of June 30, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2023, and as defined in our Credit Facility, we had a net worth of $554.3 million, asset coverage on our “senior securities representing indebtedness” of 195.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 37 obligors in our Credit Facility’s borrowing base as of June 30, 2023. As of June 30, 2023, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 0.35% unused commitment fee. As of September 30, 2022, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.81% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2023 and September 30, 2022, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of June 30, 2023 and September 30, 2022, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2023 and 2022:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2023	September 30, 2022
Credit Facility	$163,800	$141,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2023	2022
Fair value as of March 31, 2023 and 2022, respectively	$152,439	$17,400
Borrowings	22,600	74,000
Repayments	(11,400)	(11,400)
Net unrealized appreciation(A)	161	—
Fair Value as of June 30, 2023 and 2022, respectively	$163,800	$80,000
(A)    Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three months ended June 30, 2023.

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2023	2022
Fair value as of September 30, 2022 and 2021, respectively	$141,800	$50,500
Borrowings	123,000	235,500
Repayments	(101,000)	(206,000)
Net unrealized depreciation	—	—
Fair Value as of June 30, 2023 and 2022, respectively	$163,800	$80,000
The fair value of the collateral under our Credit Facility totaled approximately $649.2 million and $577.6 million as of June 30, 2023 and September 30, 2022, respectively.
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

The fair value, based on a DCF analysis, of the 2027 Notes as of June 30, 2023 was $44.9 million. The fair value, based on a DCF analysis, of the 2026 Notes as of June 30, 2023 was $144.0 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.

NOTE 6. CUMULATIVE REDEEMABLE PREFERRED STOCK OFFERING

In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share (the “Series A Offering”). As of June 30, 2023, no shares of Series A Preferred Stock have been sold.

Under the Dealer Manager Agreement, Gladstone Securities will provide certain sales, promotional and marketing services to us in connection with the Series A Offering, and we will pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the Series A Offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the Series A Offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. Pursuant to the Dealer Manager Agreement, the offering of the Series A Preferred Stock will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2023, we had the ability to issue up to an additional $257.2 million in securities under the registration statement.

Common Stock At-the-Market Offerings

In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Jefferies Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $60.0 million. During the nine months ended June 30, 2023, we sold 3,865,890 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.90 per share and raised approximately $38.3 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $37.6 million. All sales were above our then current estimated NAV per share. As of June 30, 2023, we had a remaining capacity to sell up to an additional $9.5 million of our common stock under the Jefferies Sales Agreement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$11,884	$(5,599)	$29,568	$14,807
Denominator: basic and diluted weighted average common share	37,680,465	34,304,371	36,492,168	34,304,371
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.32	$(0.16)	$0.81	$0.43
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
We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.07
	October 11, 2022	November 18, 2022	November 30, 2022	0.07
	October 11, 2022	December 20, 2022	December 30, 2022	0.07
	January 10, 2023	January 20, 2023	January 31, 2023	0.075
	January 10, 2023	February 17, 2023	February 28, 2023	0.075
	January 10, 2023	March 17, 2023	March 31, 2023	0.075
	April 11, 2023	April 21, 2023	April 28, 2023	0.08
	April 11, 2023	May 23, 2023	May 31, 2023	0.08
	April 11, 2023	June 21, 2023	June 30, 2023	0.08
	Nine Months Ended June 30, 2023:			$0.675

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	January 11, 2022	January 21, 2022	January 31, 2022	0.065
	January 11, 2022	February 18, 2022	February 28, 2022	0.065
	January 11, 2022	March 23, 2022	March 31, 2022	0.065
	April 12, 2022	April 22, 2022	April 29, 2022	0.0675
	April 12, 2022	May 20, 2022	May 31, 2022	0.0675
	April 12, 2022	June 22, 2022	June 30, 2022	0.0675
	Nine Months Ended June 30, 2022:			$0.5925
Aggregate distributions declared and paid to our common stockholders were approximately $24.7 million and $20.3 million for the nine months ended June 30, 2023 and 2022, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2022, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million.
For the nine months ended June 30, 2023 and the fiscal year ended September 30, 2022, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2023	Year Ended September 30, 2022
Undistributed net investment income	$71	$(5,606)
Accumulated net realized losses	(71)	7,013
Capital in excess of par value	—	(1,407)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2023 and September 30, 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.6 million and $0.2 million as of June 30, 2023 and September 30, 2022, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2023 and September 30, 2022 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2023 and September 30, 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2023	September 30, 2022
Unused line of credit commitments(A)	$35,076	$36,225
Delayed draw term loans(A)	27,989	37,778
Uncalled capital commitment	843	843
Total	$63,908	$74,846
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Per Common Share Data:
Net asset value at beginning of period(A)	$9.19	$9.49	$9.08	$9.28
Income from operations(B)
Net investment income	0.31	0.20	0.82	0.72
Net realized and unrealized gain (loss) on investments	0.01	(0.37)	(0.03)	(0.29)
Net realized and unrealized gain (loss) on other	—	0.01	0.02	—
Total from operations	0.32	(0.16)	0.81	0.43
Distributions to common stockholders from(B)(C)
Net investment income	(0.24)	(0.15)	(0.68)	(0.55)
Return of capital	—	(0.05)	—	(0.05)
Total distributions	(0.24)	(0.20)	(0.68)	(0.60)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.01	—	0.08	—
Total capital share transactions	0.01	—	0.08	—
Other, net	(0.01)	(0.01)	(0.02)	0.01
Net asset value at end of period(A)	$9.27	$9.12	$9.27	$9.12
Per common share market value at beginning of period	$9.40	$11.79	$8.49	$11.30
Per common share market value at end of period	9.76	10.09	9.76	10.09
Total return(E)	6.45%	(12.84)%	23.16%	(5.91)%
Common stock outstanding at end of period(A)	38,600,686	34,304,371	38,600,686	34,304,371
Statement of Assets and Liabilities Data:
Net assets at end of period	$357,946	$312,921	$357,946	$312,921
Average net assets(F)	351,454	322,048	338,703	322,610
Senior Securities Data:
Borrowings under line of credit, at cost	163,800	80,000	163,800	80,000
Notes payable	200,000	200,000	200,000	200,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	12.69%	8.49%	12.85%	9.26%
Ratio of net investment income to average net assets – annualized(I)	13.29%	8.63%	11.82%	10.25%
(A)    Based on actual shares outstanding at the end of the corresponding period.
(B)    Based on weighted average basic per share data.
(C)    The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)    During the three and nine months ended June 30, 2023, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 17.30% and 16.42% for the three and nine months ended June 30, 2023, respectively, and 12.49% and 12.68% for the three and nine months ended June 30, 2022, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 8.77% and 8.32% for the three and nine months ended June 30, 2023, respectively, and 4.69% and 6.88% for the three and nine months ended June 30, 2022, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity
In July 2023, we invested an additional $5.0 million in Gray Matter Systems, LLC, an existing portfolio company, through secured second lien debt.
Distributions and Dividends
On July 11, 2023, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2023	July 31, 2023	$0.0825
August 23, 2023	August 31, 2023	0.0825
September 7, 2023	September 15, 2023 (A)	0.0200
September 21, 2023	September 29, 2023	0.0825
	Total for the Quarter:	$0.2675

Record Date	Payment Date	Distribution per Series A Preferred Stock(B)
July 27, 2023	August 4, 2023	$0.130208
August 28, 2023	September 6, 2023	0.130208
September 27, 2023	October 5, 2023	0.130208
	Total for the Quarter:	$0.390624
(A) Represents a supplemental distribution to common stockholders.
(B) As of the date of this filing, there are no shares of Series A Preferred Stock outstanding.

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market businesses that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities of established businesses that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2023, our investment portfolio was made up of approximately 91.5% debt investments and 8.5% equity investments, at cost.
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
Additionally, Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Gladstone Securities also serves as the Company’s exclusive dealer manager in connection with the Company’s offering of up to 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock. Refer to “Liquidity and Capital Resources — Equity — Preferred Stock” for further discussion.
Business
Portfolio and Investment Activity
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on one-month Term Secured Overnight Financing Rate (“SOFR”), or, historically, the 30-day London Interbank Offered Rate (“LIBOR”) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.
From our initial public offering in August 2001 through June 30, 2023, we have made 632 different loans to, or investments in, 273 companies for a total of approximately $2.6 billion, before giving effect to principal repayments on investments and divestitures.
During the nine months ended June 30, 2023, we invested $101.5 million in five new portfolio companies, received an interest in senior notes of $2.4 million, and extended $44.2 million in investments to existing portfolio companies primarily through refinancings and draws on existing delayed draw term loan and line of credit commitments. In addition, we received a total of $84.2 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the nine months ended June 30, 2023.
During the nine months ended June 30, 2023, the following significant transactions occurred:
Proprietary Investments

•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with no remaining cost basis and fair value of $0.2 million as of June 30, 2023.

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

•In March 2023, we invested $13.5 million in Leadpoint Business Services, LLC through secured first lien debt. We also extended Leadpoint Business Services, LLC a $5.5 million line of credit commitment which was fully funded as of March 31, 2023. In May 2023, the line of credit was paid off at par for net cash proceeds of $5.5 million and terminated.

•In April 2023, we invested $25.0 million in Technical Resource Management, LLC (“Technical”) through secured first lien debt and equity. We also extended Technical a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, each of which were unfunded at close.

•In April 2023, our debt investment in HH-Inspire Acquisition, Inc. (“Inspire”) was refinanced. Our original debt investment totaling $35.5 million was redeemed at par plus a $0.2 million prepayment fee, and we invested a total of $16.8 million in Inspire through new secured first lien debt and equity, which was net funded through the redemption of our original debt investment. We also extended Inspire a $1.8 million line of credit commitment, which was unfunded at close. In June 2023, we invested an additional $3.4 million in Inspire through secured first lien debt and equity.

•In May 2023, we invested $22.0 million in OCI, LLC through secured first lien debt, secured second lien debt, and common equity.

•In June 2023, the majority of our investment in PIC 360, LLC was sold resulting in a net realized gain of $3.7 million. We continue to retain a small investment in PIC 360 with a fair value of approximately $0.3 million.

•In June 2023, we invested $6.5 million in Trowbridge Chicago, LLC (“Trowbridge”) through secured first lien debt and preferred equity. We also extended Trowbridge a $2.0 million line of credit commitment and a $5.3 million delayed draw term loan commitment, each of which were unfunded at close.

Syndicated Investments

•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million which are traded on the Nasdaq Global Select Market under the trading symbol RILYO. In June 2023, we redeemed our investment in B. Riley Financial, Inc. at par for proceeds of $2.4 million.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2025, and currently have a total commitment amount of $223.7 million. We sold 3,865,890 shares of our common stock under our at-the-market program during the nine months ended June 30, 2023. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of our 3.75% Notes due 2027 (the “2027 Notes”). In December 2020, we completed a debt offering of $100.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”). In March 2021, we completed a debt offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
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
On June 30, 2023, the closing market price of our common stock was $9.76 per share, a 5.3% premium to our June 30, 2023 NAV per share of $9.27.
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
As of June 30, 2023, our asset coverage on our “senior securities representing indebtedness” was 195.8%.

Recent Developments
Distributions
On July 11, 2023, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2023	July 31, 2023	$0.0825
August 23, 2023	August 31, 2023	0.0825
September 7, 2023	September 15, 2023 (A)	0.0200
September 21, 2023	September 29, 2023	0.0825
	Total for the Quarter:	$0.2675

Record Date	Payment Date	Distribution per Series A Preferred Stock(B)
July 27, 2023	August 4, 2023	$0.130208
August 28, 2023	September 6, 2023	0.130208
September 27, 2023	October 5, 2023	0.130208
	Total for the Quarter:	$0.390624
(A) Represents a supplemental distribution to common stockholders.
(B) As of the date of this filing, there are no shares of Series A Preferred Stock outstanding.

LIBOR Transition

In general, our investments in debt securities have a term of five years, accrue interest at variable rates (based on SOFR or historically, LIBOR) and, to a lesser extent, at fixed rates. As of June 30, 2023, LIBOR is no longer readily available. In the United States, LIBOR has predominantly been transitioned to a new standard rate, the SOFR, which incorporates certain overnight repo market data collected from multiple data sets. The new variable rate debt investments that we are making are based on SOFR and our existing investments have been transitioned from LIBOR to SOFR with minimal impact on our operations.
Impact of Inflation

We believe the effects of inflation, if any, on our historical results of operations and financial condition have been immaterial. During the nine months ended June 30, 2023, general inflationary pressures and certain commodity price volatility have impacted certain of our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their availability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

	Three Months Ended June 30
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$21,816	$12,593	$9,223	73.2%
Success fee, dividend, and other income	1,007	1,191	(184)	(15.4)
Total investment income	22,823	13,784	9,039	65.6
EXPENSES
Base management fee	3,106	2,501	605	24.2
Loan servicing fee	2,069	1,614	455	28.2
Incentive fee	2,919	1,579	1,340	84.9
Administration fee	417	407	10	2.5
Interest expense	5,553	3,150	2,403	76.3
Amortization of deferred financing costs	405	286	119	41.6
Other expenses	673	485	188	38.8
Expenses, before credits from Adviser	15,142	10,022	5,120	51.1
Credit to base management fee – loan servicing fee	(2,069)	(1,614)	(455)	28.2
Credits to fees from Adviser – other	(1,926)	(1,571)	(355)	22.6
Total expenses, net of credits	11,147	6,837	4,310	63.0
NET INVESTMENT INCOME	11,676	6,947	4,729	68.1
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	2,911	(8,496)	11,407	(134.3)
Net realized gain (loss) on other	44	347	(303)	(87.3)
Net unrealized appreciation (depreciation) of investments	(2,586)	(4,397)	1,811	(41.2)
Net unrealized appreciation of other	(161)	—	(161)	NM
Net gain (loss) from investments and other	208	(12,546)	12,754	(101.7)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$11,884	$(5,599)	$17,483	(312.3)%
NM - Not Meaningful

Investment Income
Interest income increased by 73.2% for the three months ended June 30, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2023 was $644.1 million, compared to $506.1 million for the three months ended June 30, 2022, an increase of $138.0 million, or 27.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.6% for the three months ended June 30, 2023, compared to 10.0% for the three months ended June 30, 2022, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of June 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.4% of the fair value of all debt investments in our portfolio. As of September 30, 2022, there were no loans on non-accrual status.
Other income decreased by 15.4% during the three months ended June 30, 2023, as compared to the prior year period, primarily due to a decrease in dividend income period over period.
As of June 30, 2023 and September 30, 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $4.3 million, or 63.0%, for the three months ended June 30, 2023, as compared to the prior year period. This increase was primarily due to a $2.4 million increase in interest expense and a $1.3 million increase in the income-based incentive fee.
Total interest expense on borrowings and notes payable increased by $2.4 million, or 76.3%, during the three months ended June 30, 2023, as compared to the prior year period. This increase was driven by increased borrowings outstanding under our Credit Facility and an increase in the effective interest rate on our Credit Facility. The weighted average balance outstanding under our Credit Facility was $154.3 million during the three months ended June 30, 2023, as compared to $49.1 million in the prior year period, an increase of 214.3%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 8.2% during the three months ended June 30, 2023, compared to 6.2% during the prior year period. The increase in the effective interest rate was driven primarily by increases in interest rates, partially offset by a $0.2 million decrease in unused commitment fees during the three months ended June 30, 2023 as compared to the prior year period.

The net base management fee earned by the Adviser decreased by $0.2 million, or 13.7%, for the three months ended June 30, 2023, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees partially offset by an increase in average total assets subject to the base management fee.

The income-based incentive fee increased by $1.3 million, or 84.9%, during the three months ended June 30, 2023, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2023	2022
Average total assets subject to base management fee(A)	$709,943	$571,657
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,106	$2,501
Portfolio company fee credit	(1,894)	(1,099)
Syndicated loan fee credit	(32)	(35)
Net Base Management Fee	$1,180	$1,367
Loan servicing fee(B)	2,069	1,614
Credit to base management fee - loan servicing fee(B)	(2,069)	(1,614)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,919	1,579
Incentive fee credit	—	(437)
Net Incentive Fee	$2,919	$1,142
Portfolio company fee credit	(1,894)	(1,099)
Syndicated loan fee credit	(32)	(35)
Incentive fee credit	—	(437)
Credits to Fees From Adviser - other(B)	$(1,926)	$(1,571)
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

Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended June 30, 2023, we recorded a net realized gain on investments of $2.9 million, which resulted primarily from a $3.7 million realized gain recognized on our investment in PIC 360, LLC in June 2023, partially offset by a $0.8 million realized loss recognized on the exit of our investment in NetFortris Holdings LLC in June 2023.

For the three months ended June 30, 2022, we recorded a net realized loss on investments of $8.5 million, which resulted primarily from an $8.5 million realized loss recognized on the restructuring of our investment in LWO Acquisitions Company LLC (“LWO”) in May 2022.
Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended June 30, 2023, we recorded net unrealized depreciation of investments in the aggregate amount of $2.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2023 were as follows:

	Three Months Ended June 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
FES Resources Holdings LLC	$—	$2,718	$—	$2,718
Defiance Integrated Technologies, Inc.	—	1,951	—	1,951
Giving Home Health Care, LLC	—	1,443	—	1,443
Antenna Research Associates, Inc.	—	1,414	—	1,414
Triple H Food Processors, LLC	—	509	—	509
NetFortris Holdings LLC	(789)	—	526	(263)
PIC 360, LLC	3,700	—	(4,262)	(562)
Salvo Technologies, Inc.	—	(669)	—	(669)
B+T Group Acquisition Inc.	—	(1,225)	—	(1,225)
NeoGraf Solutions, LLC	—	(1,957)	—	(1,957)
WB Xcel Holdings, LLC	—	(2,672)	—	(2,672)
Other, net (<$500)	—	(242)	(120)	(362)
Total:	$2,911	$1,270	$(3,856)	$325

The primary driver of net unrealized depreciation of $2.6 million for the three months ended June 30, 2023 was the reversal of unrealized appreciation associated with our investment in PIC 360, LLC and the decline in the financial and operational performance of WB Xcel Holdings, LLC and NeoGraf Solutions, LLC, partially offset by the improvement in the financial and operational performance of FES Resources Holdings LLC and Defiance Integrated Technologies, Inc.

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
Net Realized Gain on Other
During the three months ended June 30, 2023 and 2022, we recorded a net realized gain on other of $44 thousand and $0.3 million, respectively, associated with escrows received.

Net Unrealized Appreciation of Other
During the three months ended June 30, 2023, we recorded $0.2 million of unrealized appreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended June 30, 2022.

Comparison of the Nine Months Ended June 30, 2023 to the Nine Months Ended June 30, 2022

	Nine Months Ended June 30,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$59,761	$38,421	$21,340	55.5%
Success fee, dividend, and other income	2,917	8,790	(5,873)	(66.8)
Total investment income	62,678	47,211	15,467	32.8
EXPENSES
Base management fee	8,833	7,500	1,333	17.8
Loan servicing fee	5,866	4,596	1,270	27.6
Incentive fee	7,508	5,641	1,867	33.1
Administration fee	1,237	1,187	50	4.2
Interest expense	15,091	9,177	5,914	64.4
Amortization of deferred financing costs	1,164	849	315	37.1
Other expenses	1,894	1,655	239	14.4
Expenses, before credits from Adviser	41,593	30,605	10,988	35.9
Credit to base management fee – loan servicing fee	(5,866)	(4,596)	(1,270)	27.6
Credits to fees from Adviser – other	(3,082)	(3,600)	518	(14.4)
Total expenses, net of credits	32,645	22,409	10,236	45.7
NET INVESTMENT INCOME	30,033	24,802	5,231	21.1
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	12,633	5,384	7,249	134.6
Net realized gain (loss) on other	322	(120)	442	(368.3)
Net unrealized appreciation (depreciation) of investments	(13,420)	(15,259)	1,839	(12.1)
Net unrealized depreciation of other	—	—	—	NM
Net gain (loss) from investments and other	(465)	(9,995)	9,530	(95.3)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$29,568	$14,807	$14,761	99.7%
NM - Not Meaningful

Investment Income
Interest income increased by 55.5% for the nine months ended June 30, 2023, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2023 was $612.5 million, compared to $504.9 million for the nine months ended June 30, 2022, an increase of $107.6 million, or 21.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.0% for the nine months ended June 30, 2023, compared to 10.2% for the nine months ended June 30, 2022, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of June 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.4% of the fair value of all debt investments in our portfolio. As of September 30, 2022, there were no loans on non-accrual status.
Other income decreased by 66.8% during the nine months ended June 30, 2023, as compared to the prior year period, primarily due to decreases in success fees and dividend income, period over period.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $10.2 million, or 45.7%, for the nine months ended June 30, 2023, as compared to the prior year period. This increase was primarily due to a $5.9 million increase in interest expense and a $1.9 million increase in the income-based incentive fee.

Total interest expense on borrowings and notes payable increased by $5.9 million, or 64.4%, during the nine months ended June 30, 2023, as compared to the prior year period. This increase was driven by increased borrowings outstanding under our Credit Facility and an increase in the effective interest rate on our Credit Facility. The weighted average balance outstanding under our Credit Facility was $136.4 million during the nine months ended June 30, 2023, as compared to $41.5 million in the prior year period, an increase of 228.7%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 7.7% during the nine months ended June 30, 2023, compared to 6.4% during the prior year period. The increase in the effective interest rate was driven primarily by increases in interest rates, partially offset by a $0.5 million decrease in unused commitment fees during the nine months ended June 30, 2023 as compared to the prior year period.

The net base management fee earned by the Adviser increased by $1.4 million, or 32.6%, for the nine months ended June 30, 2023, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee.
The income-based incentive fee increased by $1.9 million, or 33.1%, during the nine months ended June 30, 2023, as compared to the prior year period, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2023	2022
Average total assets subject to base management fee(A)	$672,990	$571,429
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%
Base management fee(B)	$8,833	$7,500
Portfolio company fee credit	(2,987)	(3,027)
Syndicated loan fee credit	(95)	(136)
Net Base Management Fee	$5,751	$4,337
Loan servicing fee(B)	5,866	4,596
Credit to base management fee - loan servicing fee(B)	(5,866)	(4,596)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	7,508	5,641
Incentive fee credit	—	(437)
Net Incentive Fee	$7,508	$5,204
Portfolio company fee credit	(2,987)	(3,027)
Syndicated loan fee credit	(95)	(136)
Incentive fee credit	—	(437)
Credits to Fees From Adviser - other(B)	$(3,082)	$(3,600)
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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the nine months ended June 30, 2023, we recorded a net realized gain on investments of $12.6 million, which resulted primarily from a $5.9 million realized gain recognized on the sale of our investment in Targus Cayman HoldCo, Ltd. in October 2022, a $4.4 million realized gain recognized on our investment in Leeds Novamark Capital I, L.P. in November 2022, and a $3.7 million realized gain recognized on our investment in PIC 360, LLC in June 2023.

For the nine months ended June 30, 2022, we recorded a net realized gain on investments of $5.4 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc., partially offset by an $8.5 million realized loss recognized on the restructuring of our investment in LWO in May 2022.
Net Unrealized Appreciation (Depreciation) of Investments
During the nine months ended June 30, 2023, we recorded net unrealized depreciation of investments in the aggregate amount of $13.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2023 were as follows:

	Nine Months Ended June 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
FES Resources Holdings LLC	$—	$3,619	$—	$3,619
Giving Home Health Care, LLC	—	2,324	—	2,324
HH-Inspire Acquisition, Inc.	—	2,439	(200)	2,239
Antenna Research Associates, Inc.	—	2,080	—	2,080
Encore Dredging Holdings, LLC	—	1,508	—	1,508
Defiance Integrated Technologies, Inc.	—	1,492	—	1,492
Imperative Holdings Corporation	510	327	—	837
Triple H Food Processors, LLC	—	654	—	654
TNCP Intermediate HoldCo, LLC	—	591	—	591
PIC 360, LLC	3,700	1,064	(4,262)	502
Targus Cayman HoldCo, Ltd.	5,916	—	(5,916)	—
Circuitronics EMS Holdings LLC	(921)	—	921	—
NetFortris Holdings LLC	(789)	(206)	526	(469)
8th Avenue Food & Provisions, Inc.	—	(574)	—	(574)
Leeds Novamark Capital I, L.P.	4,406	37	(5,018)	(575)
DKI Ventures, LLC	—	(1,005)	—	(1,005)
Salvo Technologies, Inc.	—	(1,131)	—	(1,131)
NeoGraf Solutions, LLC	—	(1,957)	—	(1,957)
Engineering Manufacturing Technologies, LLC	—	(2,590)	—	(2,590)
B+T Group Acquisition Inc.	—	(3,643)	—	(3,643)
WB Xcel Holdings, LLC	—	(4,546)	—	(4,546)
Other, net (<$500)	(189)	(339)	385	(143)
Total:	$12,633	$144	$(13,564)	$(787)

The primary drivers of net unrealized depreciation of $13.4 million for the nine months ended June 30, 2023 were the reversal of unrealized appreciation associated with the exit of our investment in Targus Cayman HoldCo, Ltd., the reversal of unrealized appreciation associated with our investment in PIC 360, LLC, and the sale of underlying assets within Leeds Novamark Capital I, L.P as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

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

The primary driver of net unrealized depreciation of $15.3 million for the nine months ended June 30, 2022 was the reversal of unrealized depreciation associated with the exit of our investment in Lignetics, Inc., the decrease in comparable transaction multiples used to estimate the fair value of certain of our portfolio companies, a pricing decrease in the broadly syndicated loan market, and the decline in the financial and operational performance of certain of our other portfolio companies, partially offset by the reversal of unrealized depreciation associated with the restructuring of our investment in LWO and unrealized appreciation recognized on ENET Holdings, LLC and NetFortris Holdings, LLC.

Net Realized Gain (Loss) on Other

During the nine months ended June 30, 2022, we recorded a net realized loss on other of $0.1 million primarily due to a loss on extinguishment of debt of $0.8 million, which resulted from the write-off of unamortized deferred issuance costs at the time of redemption of our $38.8 million aggregate principal amount of 5.375% Notes due 2024 (the “2024 Notes”) in November 2021, partially offset by a gain of $0.7 million associated with escrows received. During the nine months ended June 30, 2023, we recorded a net realized gain on other of $0.3 million associated with escrows received.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility, make distributions to our stockholders, pay advisory and administrative fees to the Adviser and Administrator, and for other operating expenses.
Net cash used in operating activities for the nine months ended June 30, 2023 was $33.7 million, as compared to net cash used in operating activities of $18.6 million for the nine months ended June 30, 2022. The change was primarily due to a decrease in principal repayments, partially offset by a decrease in purchases of investments, period over period. Purchases of investments were $148.1 million during the nine months ended June 30, 2023, compared to $188.9 million during the nine months ended June 30, 2022. Repayments and net proceeds from sales were $84.5 million during the nine months ended June 30, 2023, compared to $154.2 million during the nine months ended June 30, 2022.
As of June 30, 2023, we had loans to, syndicated participations in or equity investments in 52 companies, with an aggregate cost basis of approximately $735.2 million. As of September 30, 2022, we had loans to, syndicated participations in or equity investments in 52 companies, with an aggregate cost basis of approximately $656.1 million.
The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30,
	2023	2022
Beginning investment portfolio, at fair value	$649,615	$557,612
New investments	103,916	155,635
Disbursements to existing portfolio companies	44,168	33,216
Scheduled principal repayments on investments	(5,787)	(6,038)
Unscheduled principal repayments on investments	(60,413)	(132,193)
Net proceeds from sale of investments	(17,974)	(15,718)
Net unrealized appreciation (depreciation) of investments	144	(14,080)
Reversal of prior period depreciation (appreciation) of investments on realization	(13,564)	(1,179)
Net realized gain (loss) on investments(A)	12,633	5,384
Increase in investments due to PIK(B)	2,779	3,218
Net change in premiums, discounts and amortization	(193)	605
Investment Portfolio, at Fair Value	$715,324	$586,462
(A)Excludes net realized gain (loss) on other.
(B)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2023:

		Amount
For the remaining three months ending September 30:	2023(A)	$4,806
For the fiscal years ending September 30:	2024	28,818
	2025	86,790
	2026	160,943
	2027	241,385
	Thereafter	151,330
	Total contractual repayments	$674,072
	Adjustments to cost basis of debt investments	(1,333)
	Investments in equity securities	62,443
	Investments held as of June 30, 2023 at cost:	$735,182
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of June 30, 2023.

Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2023 was $33.4 million, which consisted primarily of $38.3 million in gross proceeds from the issuance of common stock under our equity distribution agreement with Jefferies LLC and $22.0 million in net borrowings on our Credit Facility, partially offset by $24.7 million in distributions to our common shareholders.
Net cash provided by financing activities for the nine months ended June 30, 2022 was $18.7 million, which consisted primarily of $50.0 million in gross proceeds from the issuance of our 2027 Notes and $29.5 million in net proceeds from our Credit Facility, partially offset by $38.8 million used in the redemption of our 2024 Notes and $20.3 million in distributions paid to stockholders.
Distributions to Stockholders
Common Stock Distributions

To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, during the nine months ended June 30, 2023 we paid monthly cash distributions of $0.07 per common share for each of October, November, and December 2022, $0.075 per common share for each of January, February, and March 2023, and $0.08 per common share for each of April, May, and June 2023. During the nine months ended June 30, 2022, we paid monthly cash distributions of $0.065 per common share from October 2021 through March 2022 and paid monthly cash distributions of $0.0675 per common share from April 2022 through June 2022. These distributions totaled an aggregate of $24.7 million and $20.3 million for the nine months ended June 30, 2023 and 2022, respectively. In July 2023, our Board of Directors declared a monthly distribution of $0.0825 per common share for each of July, August, and September 2023 and a supplemental distribution of $0.02 per common share for September 2023. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2023. From inception through June 30, 2023, we have paid 245 monthly or quarterly consecutive distributions to common stockholders totaling approximately $448.3 million or $22.51 per share.
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

Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2023, we had the ability to issue up to $257.2 million in securities under the registration statement.
Common Stock

In May 2021, we entered into an equity distribution agreement with Jefferies LLC (the “Jefferies Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $50.0 million. During the nine months ended June 30, 2023, we sold 3,865,890 shares of our common stock under the Jefferies Sales Agreement, at a weighted-average price of $9.90 per share and raised approximately $38.3 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $37.6 million. All sales were above our then current estimated NAV per share. As of June 30, 2023, we had a remaining capacity to sell up to an additional $9.5 million of our common stock under the Jefferies Sales Agreement.

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
On June 30, 2023, the closing market price of our common stock was $9.76 per share, a 5.3% premium to our June 30, 2023 NAV per share of $9.27.
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

On June 16, 2023, we, through Business Loan, entered into Amendment No. 4 to the Credit Facility to, among other things, (i) decrease the commitment amount from $245.0 million to $223.7 million, (ii) extend the revolving period end date to October 31, 2025, (iii) extend the maturity date to October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date), (iv) increase the interest rate margin to 3.00% during the revolving period and 3.50% thereafter, with a 10 basis point credit spread adjustment, and (v) provide for certain excess concentration limits. We incurred fees of approximately $1.2 million in connection with this amendment, which are being amortized through our Credit Facility’s revolving period end date of October 31, 2025.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2023 and September 30, 2022.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $355.8 million as of June 30, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2023, and as defined in our Credit Facility, we had a net worth of $554.3 million, asset coverage on our “senior securities representing indebtedness” of 195.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 37 obligors in our Credit Facility’s borrowing base as of June 30, 2023. As of June 30, 2023, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
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
Preferred Stock
In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, LLC, at a public offering price of $25.00 per share. As of June 30, 2023, no shares of Series A Preferred Stock have been sold.

Under the Dealer Manager Agreement, Gladstone Securities will provide certain sales, promotional and marketing services to us in connection with the Series A Offering, and we will pay Gladstone Securities (i) selling commissions of 7.0% of the gross proceeds from sales of Series A Preferred Stock in the Series A Offering, and (ii) a dealer manager fee of 3.0% of the gross proceeds from sales of Series A Preferred Stock in the Series A Offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. Pursuant to the Dealer Manager Agreement, the offering of the Series A Preferred Stock will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold.

Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of June 30, 2023 and September 30, 2022, we had off-balance sheet success fee receivables on our accruing debt investments of $3.6 million and $4.7 million (or approximately $0.09 per common share and $0.13 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of June 30, 2023 and September 30, 2022 to be immaterial.

The following table shows our contractual obligations as of June 30, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$163,800	$—	$—	$163,800
Notes Payable	—	150,000	50,000	—	200,000
Interest expense on debt obligations(C)	23,539	34,557	1,563	—	59,659
Total	$23,539	$348,357	$51,563	$—	$423,459
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $63.9 million, at cost, as of June 30, 2023.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2023.
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

The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2023 and September 30, 2022, representing approximately 98.2% and 97.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2023	As of September 30, 2022
Highest	10.0	10.0
Average	7.1	7.1
Weighted Average	7.6	7.6
Lowest	3.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2023 and September 30, 2022, representing approximately 1.4% and 1.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2023	As of September 30, 2022
Highest	5.0	4.0
Average	3.6	3.4
Weighted Average	4.1	3.6
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2023 and September 30, 2022, representing approximately 0.4% and 0.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2023	As of September 30, 2022
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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
All of our variable-rate debt investments have rates generally associated with either the current LIBOR or SOFR rate. As of June 30, 2023, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	91.6%
Fixed rates	8.4%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2023 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2023 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.
3.5	Articles Supplementary for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.
3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.
3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.
3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.
3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.
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

4.5	Form of Certificate for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.
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

10.3
Amendment No. 1 to the Sixth Amended and Restated Credit Agreement dated as of September 12, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto, incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (File No. 814-00237), filed November 11, 2022.

10.4
Amendment No. 2 to the Sixth Amended and Restated Credit Agreement dated as of September 20, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto, incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K (File No. 814-00237), filed November 11, 2022.

10.5
Amendment No. 3 to the Sixth Amended and Restated Credit Agreement dated as of October 31, 2022 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as Administrative Agent and the financial institutions from the time to time party thereto, incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K (File No. 814-00237), filed November 11, 2022.

10.6
Amendment No. 4 to Sixth Amended and Restated Credit Agreement, dated as of June 16, 2023 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 22, 2023.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: July 26, 2023