Form 10-K
period 2023-09-30
GLADSTONE CAPITAL CORP
filed 2023-11-13
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023
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
(703) 287-5800
(Registrant’s telephone number, including area code)
__________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GLAD	The Nasdaq Stock Market LLC
7.75% notes due 2028	GLADZ	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:
6.25% Series A Cumulative Redeemable Preferred Stock, par value $0.001 per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Act).    Yes ☐ No ☒.
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2023, based on the closing price on that date of $9.40 per share on the Nasdaq Global Select Market, was $332,891,314. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 43,508,897 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 10, 2023.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2024 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2023.

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2023

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

As of September 30, 2023, shares of our common stock trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “GLAD” and our 7.75% Notes due 2028 (the “2028 Notes”) trade on Nasdaq under the ticker symbol “GLADZ.”
Investment Adviser and Administrator
We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (as amended and / or restated from time to time, the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services (the “Administration Agreement”). Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; and Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land,” with “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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
Investment Objectives and Strategy
Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $15 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2023, our investment portfolio was made up of approximately 91.4% debt investments and 8.6% equity investments, at cost.
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
Since our initial public offering in 2001 and through September 30, 2023, we have invested in approximately 273 different companies. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:
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
Investment Concentrations
As of September 30, 2023, our investment portfolio consisted of investments in 51 companies located in 23 states across 12 different industries, with an aggregate fair value of $704.8 million. The five largest investments at fair value as of September 30, 2023, totaled $176.9 million, or 25.1% of our total investment portfolio.
The following table outlines our investments by security type as of September 30, 2023 and 2022:

	September 30, 2023				September 30, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$529,376	73.3%	$510,701	72.5%	$475,806	72.5%	$463,858	71.4%
Secured second lien debt	130,252	18.1	127,854	18.1	118,949	18.2	115,928	17.8
Unsecured debt	198	0.0	24	0.0	293	0.0	55	0.0
Total debt investments	659,826	91.4	638,579	90.6	595,048	90.7	579,841	89.2
Preferred equity	35,617	4.9	26,855	3.8	34,505	5.3	27,046	4.2
Common equity/equivalents	26,826	3.7	39,381	5.6	26,500	4.0	42,728	6.6
Total equity investments	62,443	8.6	66,236	9.4	61,005	9.3	69,774	10.8
Total Investments	$722,269	100.0%	$704,815	100.0%	$656,053	100.0%	$649,615	100.0%
Our investments at fair value consisted of the following industry classifications as of September 30, 2023 and 2022:

Industry Classification	September 30, 2023		September 30, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$158,061	22.4%	$114,105	17.6%
Healthcare, Education, and Childcare	146,438	20.8	136,401	21.0
Diversified/Conglomerate Service	135,060	19.2	148,907	22.9
Aerospace and Defense	97,836	13.9	88,649	13.6
Beverage, Food, and Tobacco	78,788	11.2	64,283	9.9
Oil and Gas	27,830	3.9	25,373	3.9
Automobile	27,571	3.9	20,144	3.1
Personal and Non-Durable Consumer Products	14,576	2.1	18,583	2.9
Machinery	6,411	0.9	9,562	1.5
Telecommunications	5,868	0.8	10,088	1.6
Textiles and Leather	—	—	7,978	1.2
Other, < 2.0%	6,376	0.9	5,542	0.8
Total Investments	$704,815	100.0%	$649,615	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2023 and 2022:

Location	September 30, 2023		September 30, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$273,181	38.8%	$326,524	50.3%
West	224,235	31.8	169,415	26.1
Midwest	145,122	20.6	118,191	18.2
Northeast	62,277	8.8	35,485	5.4
Total Investments	$704,815	100.0%	$649,615	100.0%
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
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker, Marcotte and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone, Brubaker and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone and Mr. Sateri each have over 20 years of experience in investing in middle market companies and continue to hold the role of managing director with the Company and the Adviser. Each of Messrs. Gladstone, Marcotte and Sateri have over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 20 years. Mr. Brubaker has over 30 years of experience in acquisitions and operations of companies. These five individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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

The following is a general description of the Policy that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator who reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for the good faith fair value determination of our investments for which market quotations are not readily available based on the Policy and overseeing the Valuation Designee. The Adviser values our investments in accordance with the requirements of the 1940 Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:
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
•The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by our Valuation Team, determines whether the Valuation Team has followed the Policy and reviews other facts and circumstances. Then, the Valuation Committee and chief valuation officer present the Valuation Committee’s findings to the entire Board of Directors, so that the full Board of Directors may review the Valuation Designee’s determination of the fair value of such investments in accordance with the Policy.
Fair value measurements of our investments may involve subjective judgment and estimates. Due to the uncertainty inherent in valuing these securities, the determinations of fair value may fluctuate from period to period and may differ materially from the values that could be obtained if a ready market for these securities existed. Our net asset value (“NAV”) could be materially affected if the determinations regarding the fair value of our investments are materially different from the values that we ultimately realize upon our disposal of such securities. Our valuation policies, procedures and processes are more fully described in Note 2—Summary of Significant Accounting Policies in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Transactions with Related Parties
Investment Advisory and Management Agreement
In 2006, we entered into the Advisory Agreement, which was most recently amended and restated in April 2022. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2024. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.
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
Base Management Fee
The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2023, 2022, and 2021) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.
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

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined below) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio's aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2023, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2023.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2022 and 2021, which credits totaled $0.4 million and $0.5 million, respectively. There were no such credits during the year ended September 30, 2023.
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
Material U.S. Federal Income Tax Considerations
This is a general summary of certain material U.S. federal income tax considerations applicable to us, to our qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the ownership and disposition of our shares. This summary does not purport to be a complete description of all of the tax considerations relating thereto. In particular, we have not described certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws. This summary does not discuss any aspect of state, local or foreign tax laws, or the U.S. estate or gift tax. Stockholders are urged to consult their tax advisors regarding their particular situations and the possible applicability of federal, state, local, non-U.S. or other tax laws, and any proposed tax law changes.

A “U.S. stockholder” is a beneficial owner of stock that is for U.S. federal income tax purposes:
•an individual who is a citizen or resident of the United States;

•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof of the District of Columbia;
•a trust, if a court within the United States is able to exercise primary supervision over its administration and one or more U.S. persons (as defined in the Code) have the authority to control all of its substantial decisions, or if the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source.
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
Failure to Qualify as a RIC
If we were to fail to meet the income, diversification, or distribution tests described above, we could in some cases cure such failure, including by paying a fund-level tax, paying interest, making additional distributions, or disposing of certain assets. If we were ineligible to or otherwise did not cure such failure, or were otherwise unable to qualify for treatment as a RIC, we would be subject to U.S. federal income tax on all of our taxable income at the regular corporate income tax rate and would be subject to any applicable state and local taxes, even if we distributed all of our Investment Company Taxable Income to our stockholders. We would not be able to deduct distributions to our stockholders, nor would we be required to make such distributions for U.S. federal income tax purposes. Distributions would be taxable to our stockholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the current maximum rate applicable to qualifying dividend income of individuals and other non-corporate U.S. stockholders to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends received deduction, if applicable. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s adjusted tax basis, and then as capital gain. If we fail to meet the RIC requirements for more than two consecutive years and then seek to requalify as a RIC, we generally would be subject to corporate-level U.S. federal income tax on any unrealized appreciation with respect to our assets unless we make a special election to pay corporate-level U.S. federal income tax on any such unrealized appreciation during the succeeding five-year period.
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year (or November 30 or December 31 of that year if we are permitted to elect and so elect) and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable (together, the “excise tax distribution requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the excise tax distribution requirements. For the calendar years ended December 31, 2022, 2021, and 2020, we did not incur any excise taxes. As of September 30, 2023, our capital loss carryforward was $54.4 million.
If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2023, we recorded $0.2 million of OID income and the unamortized balance of OID investments as of September 30, 2023 totaled $0.7 million. As of September 30, 2023, we had eight investments which had a PIK interest component and we recorded PIK interest income of $3.6 million during the year ended September 30, 2023.
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
Sale of Our Shares
A U.S. stockholder generally will recognize taxable gain or loss if the U.S. stockholder sells or otherwise disposes of the shares of our common stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the U.S. stockholder has held the shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. All or a portion of any loss realized upon a taxable disposition of shares will be disallowed under the Code’s “wash sale” rule if other substantially identical shares are purchased within 30 days before or after the disposition. In such a case, the basis of the newly purchased shares will be adjusted to reflect the disallowed loss.Under the tax laws in effect as of the date of this filing, individual U.S. stockholders are subject to a maximum federal income tax rate of 20% on their net capital gain (i.e. the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year) including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. stockholders currently are subject to federal income tax on net capital gain at the same rates applied to their ordinary income. Capital losses are subject to limitations on use for both corporate and non-corporate stockholders. Certain U.S. stockholders who are individuals, estates or trusts generally are also subject to a 3.8% Medicare tax on, among other things, dividends on and capital gain from the sale or other disposition of shares of our stock.
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
Sections 1471-1474 of the Code and the U.S. Treasury and IRS guidance issued thereunder (collectively, “FATCA”) generally require that we obtain information sufficient to identify the status of each shareholder under FATCA or under an applicable intergovernmental agreement (an “IGA”) between the United States and a foreign government. If a shareholder fails to provide the requested information or otherwise fails to comply with FATCA or an IGA, we may be required to withhold under FATCA at a rate of 30% with respect to that shareholder on ordinary dividends it pays. The IRS and the Department of Treasury have issued proposed regulations providing that these withholding rules will not apply to the gross proceeds of share redemptions or capital gain dividends we pay. If a payment is subject to FATCA withholding, we are required to withhold even if such payment would otherwise be exempt from withholding under the rules applicable to foreign shareholders described above (e.g., interest-related dividends). In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to foreign entities that are not financial institutions unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a non-U.S. stockholder and the status of the intermediaries through which they hold their shares, non-U.S. stockholders could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a non-U.S. stockholder might be eligible for refunds or credits of such taxes.
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
As of September 30, 2023, 99.7% of our assets were qualifying assets.
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
Summary Risk Factors
Below is a summary of the principal risk factors associated with an investment in our securities. In addition to the below, you should carefully consider the information included in “Risk Factors” beginning on page 21 of this Annual Report together with all of the other information included in this Annual Report and the other reports and documents filed or furnished by us with the SEC for a more detailed discussion of the principal risks as well as certain other risks that you should carefully consider before deciding to invest in our securities.
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
•Common shares of closed-end investment companies frequently trade at a discount to the NAV per share.

•The indentures under which our unsecured notes were issued contain limited protection for holders of such notes.
•Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.
Code of Ethics
We, and all of the Gladstone Companies, have adopted a code of ethics and business conduct applicable to all of the officers, directors and personnel of such companies that complies with the guidelines set forth in Item 406 of Regulation S-K and Rule 17j-1 of the 1940 Act. As required by the 1940 Act, this code establishes procedures for personal investments, restricts certain transactions by such personnel and requires the reporting of certain transactions and holdings by such personnel. This code of ethics and business conduct is publicly available on the Investors section of our website under “Governance – Governance Documents” at www.GladstoneCapital.com. Appendix A to the code of ethics and business conduct is our insider trading policy. We intend to provide any required disclosure of any amendments to or waivers of the provisions of this code by posting information regarding any such amendment or waiver to our website or in a Current Report on Form 8-K.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2023 and all of calendar year 2024. As of September 30, 2023, the Adviser and the Administrator collectively had 73 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive management
21	Accounting, administration, compliance, human resources, legal and treasury
39	Investment management, portfolio management and due diligence
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
•the national and global political environment, including war, armed conflicts, foreign relations and trading policies;
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
Public health threats may adversely impact the businesses in which we invest and affect our business, operating results and financial condition.
Public health threats, such as pandemics, may disrupt the operations of the businesses in which we invest. Such threats can create economic and political uncertainties and can contribute to global economic instability. In the event of a future public health threat, our portfolio companies may face limitations on their business activities for an unknown period of time, including shutdowns that may be requested or mandated by governmental authorities, or that they may experience disruptions in their supply chains or decreased consumer demand. Certain of our portfolio companies have experienced increases in health and safety expenses, payroll costs and other operating expenses and future increases are possible. These adverse economic impacts may decrease the value of the collateral securing our loans in such portfolio companies, as well as the value of our equity investments. In addition, these adverse impacts could cause certain of our portfolio companies to have difficulty meeting their debt service requirements, which in turn could lead to an increase in defaults, and/or could diminish the ability of certain of our portfolio companies to engage in liquidity events. These negative impacts on our portfolio companies and their performance may reduce the interest income we receive and/or increase realized and unrealized losses related to our investments, which may, in turn, adversely impact our business, financial condition or results of operations.
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
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on SOFR. As interest rates have increased, the operating performance of some of our portfolio companies has been affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that further increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Rising interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. There can be no guarantee the Federal Reserve Board will implement additional rate increases at a gradual pace, nor can there be any assurance that markets will not adversely react to rate increases. Additional increases in interest rates could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
Conversely, reduced interest rates will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser or if we are unable to refinance our fixed rate debt obligations or issue new fixed rate debt at lower rates. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
A change in interest rates may adversely affect our profitability and any hedging strategy we adopt may expose us to additional risks.
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
As of September 30, 2023, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 89.2% of loans at variable rates with floors and approximately 10.8% at fixed rates.
As of September 30, 2023, we did not have any hedging arrangements, such as interest rate hedges. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to an interest rate cap agreement is linked to the ability of the counter-party to that agreement to make the required payments. To the extent that the counter-party to the agreement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
There is competitive pressure in the BDC and investment company marketplace for first and second lien secured debt, which can result in reduced yields on investment. A large number of entities compete with us and make the types of investments that we seek to make in lower middle market companies. We compete with public and private buyout funds, public and private credit funds and other BDCs, commercial and investment banks, commercial financing companies, and, to the extent that they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which would allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objectives. We do not seek to compete based on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that will be comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. However, if we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.
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
•Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions, including those created by the current market environment. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio. For any loans that are placed on non-accrual status, we cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. In some of our portfolio companies we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.
•Lower middle market companies typically have narrower product lines and smaller market shares than large businesses. Because our target portfolio companies are lower middle market businesses, they tend to be more vulnerable to competitors’ actions, supply chain issues and market conditions, as well as general economic downturns. In addition, our portfolio companies often face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities and a larger number of qualified managerial, or technical personnel.
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
•Lower middle market companies may have limited operating histories. While we focus on stable companies with proven track records, we may make loans to new companies that meet our other investment criteria. Portfolio companies with limited operating histories will be exposed to all of the operating risks that new businesses face and may be particularly susceptible to, among other risks, market downturns, competitive pressures and the departure of key executive officers.
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
The majority of our portfolio investments are, and we expect will continue to be, in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. In valuing our investment portfolio, several techniques are used, including, a total enterprise value approach, a yield analysis, market quotes, and independent third party assessments. A third party valuation firm provides estimates of fair value on our proprietary debt investments. Another third party valuation firm is used to provide valuation inputs for our significant equity investments, including earnings multiple ranges, as well as other information. In addition to these techniques, other factors are considered when determining fair value of our investments, including: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.
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
A substantial portion of our portfolio investments are made in the form of securities for which market quotations are not readily available. In connection with the determination of fair value of these securities, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and Mr. Gladstone’s pecuniary interest in our Adviser may result in a conflict of interest, as the management fees that we pay our Adviser are based on average gross assets, less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.

The lack of liquidity of our privately held investments may adversely affect our business.
We generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold are, and the investments we expect to acquire in the future will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities to the extent we do not have other sources of capital available. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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
Most of our investments are, and we anticipate that most of our investments will continue to be, either debt or minority equity investments in our portfolio companies. Therefore, we generally will not be involved in the day-to-day operations and decision making of our portfolio companies, even though we may have board observation rights and our debt agreement may contain certain restrictive covenants. As a result, we are and will remain subject to the risk that a portfolio company may make business decisions with which we disagree, and the shareholders and management of such company may take risks or otherwise act in ways that do not serve our best interests. As a result, a portfolio company may make decisions that could decrease the value of our debt investments.
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
In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2023, we received unscheduled repayments of investments totaling $99.2 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. In addition, once the proceeds have been reinvested in new portfolio companies, the yields on such new investments may also be lower than the yields on the debt securities being repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
As of September 30, 2023, we had investments in 51 portfolio companies, of which our five largest investments comprised approximately $176.9 million, or 25.1% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2023, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate manufacturing companies, representing 22.4%; healthcare, education, and childcare companies, representing 20.8%; and diversified/conglomerate service companies, representing 19.2%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.
Volatility of oil and natural gas prices could impair certain of our portfolio companies’ operations and ability to satisfy obligations to their respective lenders and investors, including us, which could negatively impact our financial condition.
Our portfolio includes companies related to the oil and gas industry with the fair value of these investments representing approximately $27.8 million, or 3.9% of our total portfolio at fair value as of September 30, 2023. These businesses provide services to oil and gas companies and are indirectly impacted by the prices of, and demand for, oil and natural gas, which have from time to time experienced volatility, including rapid and significant changes in prices, and such volatility could continue or increase in the future. A substantial decline in oil and natural gas demand or prices may adversely affect the business, financial condition, cash flows, liquidity or results of operations of these portfolio companies and might impair their ability to meet capital expenditure obligations and financial commitments. Any decline in oil prices, especially for a prolonged period, could therefore have a material adverse effect on our business, financial condition and results of operations.

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
We will have a continuing need for capital to finance our investments. As of September 30, 2023, we had $47.8 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $223.7 million, with a revolving period end date of October 31, 2025 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $408.9 million as of September 30, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. Continued compliance with the covenants in our Credit Facility depends on many factors, some of which are beyond our control.
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
If our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before October 31, 2027. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $350.0 million pursuant to an accordion feature. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility by the Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
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
We sold 8,774,101 and 430,425 common shares under our at-the-market program during the years ended September 30, 2023 and 2022, respectively. Additionally, we completed an offering of $57.0 million aggregate principal amount of our 2028 Notes in August 2023, a private placement of $50.0 million aggregate principal amount of our 3.75% notes due 2027 (the “2027 Notes”) in November 2021, an offering of $100.0 million aggregate principal amount of our 5.125% notes due 2026 (the “2026 Notes”) in December 2020, and an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes in March 2021. However, there can be no assurance that we will be able to raise additional capital through issuing equity or debt in the near future. Our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
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
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage, this potential will be further magnified. As of September 30, 2023, we incurred leverage through the Credit Facility, the 2026 Notes, the 2027 Notes, and the 2028 Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(22.02)%	(13.22)%	(4.42)%	4.38%	13.19%
_____________
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2023 by the assumed rates of return and subtracting all interest on our debt to be paid during the 12 months following September 30, 2023, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2023. Based on $719.5 million in total assets, $47.8 million drawn on our Credit Facility (at cost), $150.0 million in our 2026 Notes payable (at cost), $50.0 million in our 2027 Notes payable (at cost), $57.0 million in our 2028 Notes payable (at cost), and $408.7 million in net assets, each as of September 30, 2023.
Based on an aggregate outstanding indebtedness of $304.8 million at cost as of September 30, 2023 and the effective annual cash interest rate of 5.9% as of that date, our investment portfolio at fair value would have had to produce an annual return of at least 2.6% to cover annual interest payments on the outstanding debt.
Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2023, we recognized $0.2 million of OID income and the unamortized balance of OID investments as of September 30, 2023 totaled $0.7 million. As of September 30, 2023, we had eight investments which had a PIK interest component and we recorded PIK interest income of $3.6 million during the year ended September 30, 2023. We collected $1.1 million in PIK interest in cash for the year ended September 30, 2023. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $52.4 million as of September 30, 2023, at cost, which are primarily syndicated loan and certain participation investments. For the year ended September 30, 2023, we recognized $0.2 million of OID income and the unamortized balance of OID investments as of September 30, 2023 totaled $0.7 million. As of September 30, 2023, we had eight investments which had a PIK interest component and we recorded PIK interest income of $3.6 million during the year ended September 30, 2023. We collected $1.1 million in PIK interest in cash for the year ended September 30, 2023.
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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Brubaker, our chief operating officer, is the vice chairman and chief operating officer of the Adviser and Administrator. Mr. Marcotte is an executive vice president of the Adviser. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to us or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of

Directors. As of September 30, 2023, our Board of Directors has approved the following types of co-investment transactions:
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
If we were to sell shares of our common stock below NAV per share, such sales would result in an immediate dilution to the NAV per share. This dilution would occur as a result of the sale of shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. The greater the difference between the sale price and the NAV per share at the time of the offering, the more significant the dilutive impact would be. Because the number of shares of common stock that could be issued and the timing of any issuance is not currently known, the actual dilutive effect, if any, cannot be currently predicted. However, if, for example, we sold an additional 10.0% of our common stock at a 5.0% discount to NAV, a stockholder who did not participate in that offering for its proportionate interest would suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV.
Risks Related to the 2026 Notes, 2027 Notes, and 2028 Notes (collectively, the “Notes”)
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
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
The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2023, there was $47.8 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.
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
In addition, the indenture with respect to the 2028 Notes does not require us to make an offer to purchase the 2028 Notes in connection with a change of control or any other event whereas, under the terms of the respective indentures governing the 2026 Notes and the 2027 Notes, the holders of the 2026 Notes and the 2027 Notes, respectively, may require us to repurchase 100% of such notes upon the occurrence of a “Change of Control Repurchase Event,” which would occur upon certain changes of control that result in a downgrade in such notes below investment grade.
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
We have not listed, and do not intend to list in the future, the 2026 Notes and 2027 Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Although the 2028 Notes are listed on Nasdaq, they may trade at a discount to their purchase price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions or other relevant factors. Accordingly, we cannot assure you that a liquid trading market will develop and/or be maintained for any of the Notes, that a holder will be able to sell its Notes at a particular time or that the price received when a holder sells its Notes will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, the holder of a Note may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
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
The 2026 Notes and the 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. In addition, the 2028 Notes may be redeemed in whole or in part at any time at our option on or after September 1, 2025. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed.
We may not be able to repurchase the 2026 Notes or 2027 Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the 2026 Notes or 2027 Notes upon a Change of Control Repurchase Event (as defined in the indenture governing such Notes) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the 2026 Notes or 2027 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2026 Notes or 2027 Notes may require us to repurchase for cash some or all of such Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Notes and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2026 Notes or 2027 Notes exercise their right to require us to repurchase such Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.

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
Risks Related to our Preferred Stock
There will be no public market for the Series A Preferred Stock as we do not intend to apply for listing on a national securities exchange unless the Share Repurchase Program is terminated.
There is currently no public market for our 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), and we do not intend to apply to list the Series A Preferred Stock on a national securities exchange or to include the Series A Preferred Stock for listing on any national securities market. Unless shares of the Series A Preferred Stock are listed on a national securities exchange, holders of shares of Series A Preferred Stock may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference of such shares. Even if the Series A Preferred Stock is listed on Nasdaq or another national securities exchange following the termination of any share repurchase program, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Also, since the Series A Preferred Stock does not have a stated maturity date, you may be forced to hold your Series A Preferred Stock with no assurance as to ever receiving the liquidation preference of such shares.
Dividend payments on the Series A Preferred Stock are not guaranteed.
Although dividends on the Series A Preferred Stock are cumulative, our Board of Directors must approve the actual payment of the dividends. Our Board of Directors can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued dividends. Our Board of Directors could elect to suspend dividends for any reason, and may be prohibited from approving dividends in the following instances:
•poor historical or projected cash flows;
•the need to make payments on our indebtedness;
•concluding that payment of dividends on the Series A Preferred Stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
•determining that the payment of dividends would violate applicable law regarding unlawful distributions to stockholders.
The Series A Preferred Stock will bear a risk of redemption by us.
Except in limited circumstances, including those related to us maintaining the asset coverage required by Sections 18 and 61 of the 1940 Act, we, at our option, may not redeem shares of the Series A Preferred Stock prior to the earlier of (1) the one‑year anniversary of the earlier of (a) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) or (b) the date on which all 6,000,000 shares of Series A Preferred Stock are sold (the “Series A Termination Date”) and (2) January 1, 2027. However, after such date, we may redeem the shares of Series A Preferred Stock at any time after such date and may do so at a time that is unfavorable to holders of the Series A Preferred Stock. We may have an incentive to voluntarily redeem the Series A Preferred Stock if market conditions allow us to issue other Preferred Stock or debt securities at a dividend or interest rate that is lower than the dividend rate on the Series A Preferred Stock.
Your option to request that your shares of Series A Preferred Stock be repurchased is subject to a 5% quarterly limitation, the continuation of the share repurchase program and our availability of funds, and may also be limited by law.
We will only repurchase, in each quarter, up to 5% of our then outstanding Series A Preferred Stock (by number of shares outstanding), calculated as of the end of the previous calendar quarter. As a result, depending on the amount of repurchase requests, a stockholder’s repurchase request may not be fulfilled in the amount requested. In addition, our Board of Directors may terminate or suspend the share repurchase program at any time for any reason in its sole and absolute discretion. Therefore, our obligation to repurchase shares at the request of a holder of Series A Preferred Stock is limited to the extent our Board of Directors suspends or terminates the optional repurchase right for any reason, including after delivery of a stockholder repurchase request but prior to the corresponding stockholder repurchase date. Our obligation to repurchase shares at the option of a holder of Series A Preferred Stock is also limited to the extent that our Board of Directors determines, in its sole and absolute discretion, that we do not have sufficient funds available to fund any such repurchase or we are restricted by applicable law from making such repurchase. If you deliver a request to repurchase your shares of Series A Preferred Stock, but our Board of Directors determines we do not have sufficient funds available to fund such repurchase (even if there is sufficient funding as determined under applicable law), only a portion, if any, of your shares of Series A Preferred Stock may be repurchased.
Our ability to pay dividends on and/or repurchase shares of Series A Preferred Stock may be limited by Maryland law, the 1940 Act and the terms of our debt facilities as well as future agreements we may enter.
Under Maryland law, a corporation may pay dividends on and repurchase stock as long as, after giving effect to the dividend payment or repurchase, the corporation is able to pay its debts as they become due in the usual course of business (the equity solvency test), or, except in limited circumstances, the corporation’s total assets exceed the sum of its total liabilities plus, unless its charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the dividend payment or repurchase, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the dividend or whose stock is being repurchased (the balance sheet solvency test). If we are insolvent at any time when a repurchase of shares of Series A Preferred Stock is desired or required to be made, we may not be able to effect such repurchase. Furthermore, the terms of our debt facilities may restrict our ability to repurchase shares of Series A Preferred Stock for cash during an event of default, and we expect to enter agreements in the future that may similarly restrict our ability to repurchase in cash in such instances.
In addition, under the 1940 Act, we may not (1) declare any dividend with respect to any shares of preferred stock if, at the time of such declaration (and after giving effect thereto), our asset coverage with respect to any of our borrowings that are senior securities representing indebtedness (as defined in the 1940 Act) would be less than 150% (or such other percentage as may in the future be specified in or under the 1940 Act as the minimum asset coverage for senior securities representing indebtedness of a BDC as a condition of declaring dividends on its preferred stock) or (2) declare any other distribution on the preferred stock or purchase or redeem preferred stock if at the time of the declaration or redemption (and after giving effect thereto), our asset coverage with respect to such borrowings that are senior securities representing indebtedness would be less than 150% (or such other percentage as may in the future be specified in or under the 1940 Act as the minimum asset coverage for senior securities representing indebtedness of a BDC as a condition of declaring distributions, purchases or redemptions of its shares).
The cash distributions you receive may be less frequent or lower in amount than you expect.
Our Board of Directors intends to pay distributions on the Series A Preferred Stock monthly in arrears on or about the fifth day of each month for dividends accrued the previous month (or such later date as our Board of Directors may designate) in an amount equal to $1.5625 per share per year. However, our Board of Directors has ultimate discretion to determine the amount and timing of these distributions. In making this determination, our Board of Directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements and general operational requirements. We cannot assure you that we will consistently be able to generate sufficient available cash flow to fund distributions on the Series A Preferred Stock at the stated dividend rate nor can we assure you that sufficient cash will be available to make distributions to you. We cannot predict the amount of distributions you may receive and we may be unable to pay distributions over time. Our inability to acquire additional investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions on the Series A Preferred Stock.
If you elect to participate in the Share Repurchase Program, the cash payment that you receive as a result of your optional repurchase request may be a substantial discount to the price that you paid for the shares of Series A Preferred Stock.
The cash payment that stockholders who request to have their shares of Series A Preferred Stock repurchased will receive will be at a substantial discount if such request is made within three years of the purchase date. Repurchases under the share repurchase program for the Series A Preferred Stock will be at a price per share equal to the liquidation preference of the Series A Preferred Stock plus accrued and unpaid dividends, except that shares that have been outstanding for less than one year will be subject to an early repurchase discount of 10% (or at a price of $22.50 per share), shares that have been outstanding for at least one year but less than two years will be subject to an early repurchase discount of 6% (or at a price of $23.50 per share), and shares that have been outstanding for at least two years but less than three years will be subject to an early repurchase discount of 3% (or at a price of $24.25 per share). If you request to have your shares repurchased such request could cause you to lose a substantial portion of your investment.
Holders of the Series A Preferred Stock will be subject to inflation risk.
Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Preferred Stock and dividends payable on such Shares declines.
An investment in the Series A Preferred Stock bears interest rate risk.
The Series A Preferred Stock will pay dividends at a fixed dividend rate. Prices of fixed income investments vary inversely with changes in market yields. The market yields on securities comparable to the Series A Preferred Stock may increase, which could result in a decline in the value or secondary market price of the Series A Preferred Stock.
Holders of the Series A Preferred Stock will bear reinvestment risk.
Given the potential for redemption of the Series A Preferred Stock at our option commencing with the earlier of (1) first anniversary of the Series A Termination Date and (2) January 1, 2027, holders of such Shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock may be lower than the return previously obtained from the investment in such shares.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Recent technological advances in artificial intelligence and machine learning technology, or Machine Learning Technology, pose risks to us and our portfolio companies. We and our portfolio companies could be exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties use Machine Learning Technology in their business activities. We and the Adviser are not in a position to control the use of Machine Learning Technology in third-party products or services. Use of Machine Learning Technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party Machine Learning Technology applications and users. Machine Learning Technology and its applications continue to develop rapidly, and we cannot predict the risks that may arise from such developments.
Machine Learning Technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that Machine Learning Technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of Machine Learning Technology. To the extent we or our portfolio companies are exposed to the risks of Machine Learning Technology use, any such inaccuracies or errors could adversely impact us or our portfolio companies.
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
We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of public health emergencies. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the high and low intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 10, 2023.

Quarter Ended/ Ending		Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
	NAV(A)	High	Low
Fiscal Year ended September 30, 2022:
12/31/2021	$9.44	$12.58	$10.26	33.3%	8.7%	$0.195
3/31/2022	9.49	12.19	9.92	28.5	4.5	0.195
6/30/2022	9.12	12.78	9.43	40.1	3.4	0.2025
9/30/2022	9.08	11.19	8.21	23.2	(9.6)	0.2025
Fiscal Year ended September 30, 2023:
12/31/2022	$9.06	$10.67	$8.23	17.8%	(9.2)%	$0.21
3/31/2023	9.19	10.87	8.87	18.3	(3.5)	0.225
6/30/2023	9.27	9.92	9.11	7.0	(1.7)	0.24
9/30/2023	9.39	11.28	9.54	20.1	1.6	0.2675
Fiscal Year ending September 30, 2024:
12/31/2023 (through 11/10/2023)	*	$10.08	$9.20	*	*	$0.2475
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
As of November 10, 2023, there were 40 record owners of our common stock.
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
Recent Sales of Unregistered Securities
We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2023. See “Capital Raising” below for information regarding the unregistered sale of the 2027 Notes in November 2021.

Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2023.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on September 28, 2018 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance.

	GLAD	Nasdaq 100 TR	S&P 500 TR	S&P BDC Index
9/28/2018	$100.00	$100.00	$100.00	$100.00
9/30/2019	113.49	102.73	104.25	107.68
9/30/2020	95.51	152.82	120.05	86.43
9/30/2021	157.52	198.02	156.07	133.39
9/30/2022	127.34	149.06	131.92	113.61
9/29/2023	159.00	201.69	160.44	152.71

Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2023 and average net assets for the quarter ended September 30, 2023.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	Up to a $25.00 Transaction Fee
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	3.31%
Loan servicing fee(5)	2.29%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.88%
Interest payments on borrowed funds(7)	6.41%
Other expenses(8)	1.09%
Total annual expenses(9)	15.98%
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
(4)In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 3.31% of the average net assets as of September 30, 2023 by dividing the total dollar amount of the management fee by our average net assets. The base management fee for the quarter ended September 30, 2023 before application of any credits was $3.2 million. From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to reduce the 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. For the quarter ended September 30, 2023, this credit to the base management fee was $31 thousand.
Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of the fees for such services are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2023, the base management fee credit was $0.3 million. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services, administers and collects on the loans held by Business Loan in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with the Credit Facility. For the quarter ended September 30, 2023, the total loan servicing fee was $2.2 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets (2.0% quarterly and 8.0% annualized during the period from April 1, 2020 through March 31, 2023), subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%, 2.4375% during the period from April 1, 2020 through March 31, 2022, and 2.50% during the period from April 1, 2022 through March 31, 2023) in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022, 10.0% annualized during the period from April 1, 2022 through March 31, 2023). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022, and 10.0% annualized during the period from April 1, 2022 through March 31, 2023). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2023. The income-based incentive fee for the quarter ended September 30, 2023 was $2.7 million.
From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. There was no incentive fee credit for the quarter ended September 30, 2023. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.
Examples of how the incentive fee would be calculated are as follows:
•Assuming pre-incentive fee net investment income of 0.55%, there would be no income-based incentive fee because such income would not exceed the hurdle rate of 1.75%.
•Assuming pre-incentive fee net investment income of 2.00%, the income-based incentive fee would be as follows:
= 100% x (2.00% - 1.75%)
= 0.25%
•Assuming pre-incentive fee net investment income of 2.30%, the income-based incentive fee would be as follows:
= (100% x (“catch - up”: 2.1875% - 1.75%)) + (20% x (2.30% - 2.1875%))
= (100% x 0.4375%) + (20% x 0.1125%)

= 0.4375%+ 0.0225%
= 0.46%
•Assuming net realized capital gains of 6% and realized capital losses and unrealized capital depreciation of 1%, the capital gains-based incentive fee would be as follows:
= 20% x (6% - 1%)
= 20% x 5%
= 1%
For a more detailed discussion of the calculation of the two-part incentive fee, see “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement.”
(7)Includes amortization of deferred financing costs. As of September 30, 2023, we had $47.8 million in borrowings outstanding under our Credit Facility and $253.1 million in notes payable, net. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Revolving Line of Credit” for additional information regarding the Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Notes Payable” for additional information regarding our notes payable.
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
(9)Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2023 (except as set forth in footnote 9), would be $61.1 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses, based on actual amounts incurred for the quarter ended September 30, 2023, would be $51.1 million or 13.37% as a percentage of net assets.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income (1)(2)	$138	$378	$578	$943
assuming a 5% annual return consisting entirely of capital gains (2)(3)	$146	$398	$604	$967
(1)While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%. Additionally, we have assumed that the entire amount of such 5% annual return would constitute ordinary income as we have not historically realized positive capital gains (computed net of all realized capital losses) on our investments. Because the assumed 5% annual return is significantly below the hurdle rate of 7% that we must achieve under the Advisory Agreement to trigger the payment of an income-based incentive fee, we have assumed, for purposes of this example, that no income-based incentive fee would be payable if we realized a 5% annual return on our investments.

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

Senior Securities
Information about our senior securities is shown in the following table for the audited periods as of our last ten fiscal years. The information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of September 30, 2023, is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facilities
September 30, 2023	$47,800,000	$2,311	$—	N/A
September 30, 2022	141,800,000	1,904	—	N/A
September 30, 2021	50,500,000	2,307	—	N/A
September 30, 2020	128,000,000	2,026	—	N/A
September 30, 2019	66,900,000	3,369	—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
September 30, 2015	127,300,000	2,946	—	N/A
September 30, 2014	36,700,000	3,054	—	N/A
Series 2021 Term Preferred Stock (5)
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
September 30, 2015	61,000,000	1,993	25.00	25.02
September 30, 2014	61,000,000	3,054	25.00	24.45
Series 2024 Term Preferred Stock (6)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
6.25% Series A Cumulative Redeemable Preferred Stock
September 30, 2023	$—	$2,311	$25.00	N/A
6.125% Notes due 2023 (7)
September 30, 2020	57,500,000	2,026	—	25.28
September 30, 2019	57,500,000	3,369	—	26.18
5.375% Notes due 2024 (8)
September 30, 2021	$38,812,500	$2,307	$—	$25.33
September 30, 2020	38,812,500	2,026	—	24.49
5.125% Notes due 2026
September 30, 2023	$150,000,000	$2,311	$—	N/A
September 30, 2022	150,000,000	1,904	$—	N/A
September 30, 2021	150,000,000	2,307	$—	N/A
3.75% Notes due 2027
September 30, 2023	$50,000,000	$2,311	$—	N/A
September 30, 2022	50,000,000	1,904	$—	N/A
7.75% Notes due 2028
September 30, 2023	$57,000,000	$2,311	$25.00	$25.06
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
(4)Only applicable to our Term Preferred Stock, 6.125% notes due 2023 (the “2023 Notes”), 5.375% notes due 2024 (“the 2024 Notes”), and 7.75% notes due 2028 (the “2028 Notes”) because the other senior securities are not registered for public trading. Average market value per unit is the average of the closing prices of the securities on the Nasdaq during the last 10 trading days of the period. Average market value per unit for our Series 2024 Term Preferred Stock for September 30, 2017 is the average of the closing prices of the shares on the Nasdaq during the last seven trading days of the period as the stock began trading on September 21, 2017.
(5)In May 2014, we issued 2,440,000 shares of 6.75% Series 2021 Term Preferred Stock (the “Series 2021 Term Preferred Stock”) through a public offering and subsequent exercise of an overallotment option. In September 2017, we voluntarily redeemed all outstanding shares of our Series 2021 Term Preferred Stock and therefore had no Series 2021 Term Preferred Stock outstanding at September 30, 2017.
(6)In September 2017, we issued 2,070,000 shares of Series 2024 Term Preferred Stock through a public offering and subsequent exercise of an overallotment option. In October 2019, we voluntarily redeemed all outstanding shares of our Series 2024 Term Preferred Stock.
(7)In November 2018, we completed a public debt offering of $57.5 million aggregate principal amount of the 2023 Notes, inclusive of the overallotment option. In January 2021, we voluntarily redeemed all of the 2023 Notes.
(8)In October 2019, we completed a public debt offering of $38.8 million aggregate principal amount of the 2024 Notes, inclusive of the overallotment option. In November 2021, we voluntarily redeemed all of the 2024 Notes.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $30 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2023, our investment portfolio was made up of approximately 91.4% debt investments and 8.6% equity investments, at cost.
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
Business
Portfolio and Investment Activity
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on one-month Term SOFR), and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called PIK interest.
Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.

From our initial public offering in August 2001 through September 30, 2023, we have made 638 different loans to, or investments in, 273 companies for a total of approximately $2.6 billion, before giving effect to principal repayments on investments and divestitures.
During the year ended September 30, 2023, we invested $101.5 million in five new portfolio companies, received an interest in senior notes of $2.4 million, and extended $71.6 million in investments to existing portfolio companies primarily through refinancings and draws on existing delayed draw term loan and line of credit commitments. In addition, we received a total of $125.2 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the year ended September 30, 2023.
During the year ended September 30, 2023, the following significant transactions occurred:
Proprietary Investments
•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds, related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with no remaining cost basis and fair value of $0.2 million as of September 30, 2023.
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
•In March 2023, we invested $13.5 million in Leadpoint Business Services, LLC through secured first lien debt. We also extended the company a $5.5 million line of credit commitment which was fully funded as of March 31, 2023. In May 2023, the line of credit was paid off at par for net cash proceeds of $5.5 million and terminated.
•In April 2023, we invested $25.0 million in Technical Resource Management, LLC (“Technical”) through secured first lien debt and equity. We also extended Technical a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, each of which were unfunded at close.
•In April 2023, our debt investment in HH-Inspire Acquisition, Inc. (“Inspire”) was refinanced. Our original debt investment totaling $35.5 million was redeemed at par plus a $0.2 million prepayment fee and we invested a total of $16.8 million in Inspire through new secured first lien debt and equity, which was net funded through the redemption of our original debt investment. We also extended Inspire a $1.8 million line of credit commitment, which was unfunded at close. In June 2023, we invested an additional $3.4 million in Inspire through secured first lien debt and equity.
•In May 2023, we invested $22.0 million in OCI, LLC through secured first lien debt, secured second lien debt, and common equity.
•In June 2023, the majority of our investment in PIC 360, LLC was sold resulting in a net realized gain of $3.7 million. We continue to retain a small equity investment in PIC 360 with a fair value of approximately $0.3 million.
•In June 2023, we invested $6.5 million in Trowbridge Chicago, LLC (“Trowbridge”) through secured first lien debt and preferred equity. We also extended Trowbridge a $2.0 million line of credit commitment and a $5.3 million delayed draw term loan commitment, each of which were unfunded at close. In September 2023, the delayed draw term loan commitment expired.
•In July 2023, we invested an additional $5.0 million in Gray Matter Systems, LLC, an existing portfolio company, through secured second lien debt.
•In September 2023, we invested an additional $4.0 million in Sea Link International IRB, Inc., an existing portfolio company, through secured second lien debt.
•In September 2023, we invested an additional $8.1 million in Antenna Research Associates, Inc., an existing portfolio company, through secured first lien debt.
•In September 2023, our debt investment in Encore Dredging Holdings, LLC (“Encore”) was paid off at par plus $0.4 million in prepayment and early termination fees. We retain an equity investment in Encore with cost basis of $3.8 million and fair value of $4.3 million as of September 30, 2023.
Syndicated Investments
•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million which are traded on Nasdaq under the trading symbol RILYO. In June 2023, we redeemed our investment in B. Riley Financial, Inc. 6.75% senior notes at par for proceeds of $2.4 million.
•In September 2023, our investment in CPM Holdings, Inc. paid off at par for net cash proceeds of $0.8 million.
Refer to Note 14—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2023.

Capital Raising
We have been able to meet our capital needs through extensions of and increases to our line of credit under the Credit Facility and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2025, and currently have a total commitment amount of $223.7 million. We sold 8,774,101 and 430,425 common shares under our at-the-market program during the years ended September 30, 2023 and 2022, respectively. In August 2023, we completed an offering of $57.0 million aggregate principal amount of the 2028 Notes. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
Although we were able to access the capital markets historically and in recent years, market conditions may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below NAV per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. On September 30, 2023, the closing market price of our common stock was $9.64 per share, a 2.7% premium to our September 30, 2023 NAV per share of $9.39.
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
As of September 30, 2023, our asset coverage on our “senior securities representing indebtedness” was 231.1%.
Recent Developments
Distributions

On October 10, 2023, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
October 20, 2023	October 31, 2023	$0.0825
November 20, 2023	November 30, 2023	0.0825
December 18, 2023	December 29, 2023	0.0825
	Total for the Quarter	$0.2475

Record Date	Payment Date	Distribution per Series A Preferred Stock(A)
October 25, 2023	November 3, 2023	$0.130208
November 28, 2023	December 5, 2023	0.130208
December 27, 2023	January 5, 2024	0.130208
	Total for the Quarter	$0.390624
(A) As of the date of this filing, there are no shares of Series A Preferred Stock outstanding.

LIBOR Transition
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (based on SOFR or historically, LIBOR) and, to a lesser extent, at fixed rates. As of September 30, 2023, LIBOR is no longer readily available. In the United States, LIBOR has predominantly been transitioned to a new standard rate, SOFR, which incorporates certain overnight repo market data collected from multiple data sets. The new variable rate debt investments that we are making are based on SOFR and our existing investments have been transitioned from LIBOR to SOFR with minimal impact on our operations.
Impact of Inflation

We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the year ended September 30, 2023, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their ability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future. See “Risk Factors— We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.”

RESULTS OF OPERATIONS
Comparison of the Year Ended September 30, 2023 to the Year Ended September 30, 2022

	For the Year Ended September 30,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$83,030	$53,988	$29,042	53.8%
Other income	3,404	9,162	(5,758)	(62.8)
Total investment income	86,434	63,150	23,284	36.9
EXPENSES
Base management fee	11,998	10,247	1,751	17.1
Loan servicing fee	8,053	6,329	1,724	27.2
Incentive fee	10,255	7,511	2,744	36.5
Administration fee	1,716	1,610	106	6.6
Interest expense	20,847	12,966	7,881	60.8
Amortization of deferred financing costs	1,529	1,175	354	30.1
Other expenses	2,458	2,165	293	13.5
Expenses, before credits from Adviser	56,856	42,003	14,853	35.4
Credit to base management fee – loan servicing fee	(8,053)	(6,329)	(1,724)	27.2
Credit to fees from Adviser – other	(3,389)	(4,803)	1,414	(29.4)
Total expenses, net of credits	45,414	30,871	14,543	47.1
NET INVESTMENT INCOME	41,020	32,279	8,741	27.1

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	12,345	5,416	6,929	127.9
Net realized gain (loss) on other	319	(243)	562	(231.3)
Net unrealized appreciation (depreciation) of investments	(11,016)	(17,538)	6,522	(37.2)
Net gain (loss) from investments and other	1,648	(12,365)	14,013	(113.3)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$42,668	$19,914	$22,754	114.3%
PER BASIC AND DILUTED COMMON SHARE
Net investment income	$1.10	$0.94	$0.16	17.0%
Net increase (decrease) in net assets resulting from operations	$1.14	$0.58	$0.56	96.6%
Investment Income
Interest income increased by 53.8% for the year ended September 30, 2023, as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the year ended September 30, 2023 was $626.5 million, compared to $517.0 million for the year ended September 30, 2022, an increase of $109.5 million, or 21.2%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.3% for the year ended September 30, 2023, compared to 10.4% for the year ended September 30, 2022, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio. As of September 30, 2022, there were no loans on non-accrual status.

Other income decreased by 62.8% during the year ended September 30, 2023, as compared to the prior year period primarily due to a $3.9 million decrease in success fees received and a $1.9 million decrease in dividend income year over year.
As of September 30, 2023 and 2022, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $14.5 million, or 47.1%, for the year ended September 30, 2023 as compared to the prior year. This increase was primarily due to a $7.9 million increase in interest expense on borrowings and a $3.2 million increase in the net incentive fee.
Total interest expense on borrowings and notes payable increased by $7.9 million, or 60.8%, during the year ended September 30, 2023 compared to the prior year. This increase was driven by increased borrowings outstanding under our Credit Facility and an increase in the effective interest rate on our Credit Facility. Interest expense on our Credit Facility increased by $7.3 million period over period, driven primarily by an increase in the effective interest rate on our Credit Facility and an increase in the weighted average balance outstanding on our Credit Facility, partially offset by a decrease in unused commitment fees, period over period. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 8.0% during the year ended September 30, 2023, compared to 6.1% during the prior year. The increase in the effective interest rate was driven primarily by an increase in interest rates. The weighted average balance outstanding on our Credit Facility was $133.7 million during the year ended September 30, 2023, as compared to $56.1 million in the prior year, an increase of 138.3%.
The net base management fee earned by the Adviser increased by $2.7 million, or 46.4%, during the year ended September 30, 2023, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee and a decrease in credits to the base management fee from the Adviser for new deal origination fees, year over year.
The income-based incentive fee increased by $2.7 million, or 36.5%, for the year ended September 30, 2023, as compared to the prior year, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4— Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2023	2022
Average total assets subject to base management fee(A)	$685,600	$585,543
Multiplied by annual base management fee of 1.75%	1.75%	1.75%
Base management fee(B)	11,998	10,247
Portfolio company fee credit	(3,263)	(4,196)
Syndicated loan fee credit	(126)	(170)
Net Base Management Fee	$8,609	$5,881

Loan servicing fee(B)	$8,053	$6,329
Credit to base management fee - loan servicing fee(B)	(8,053)	(6,329)
Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$10,255	$7,511
Incentive fee credit	—	(437)
Net Incentive Fee	$10,255	$7,074

Portfolio company fee credit	$(3,263)	$(4,196)
Syndicated loan fee credit	(126)	(170)
Incentive fee credit	—	(437)
Credit to Fees from Adviser—Other(B)	$(3,389)	$(4,803)
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
Realized Loss and Unrealized Appreciation
Net Realized Gain (Loss) on Investments
For the year ended September 30, 2023, we recorded a net realized gain on investments of $12.3 million, which resulted primarily from a $5.9 million realized gain recognized on the sale of our investment in Targus Cayman HoldCo, Ltd. (“Targus”), a $4.1 million realized gain recognized on our investment in Leeds Novamark Capital I, L.P. (“Leeds”), and a $3.7 million realized gain recognized on our investment in PIC 360, LLC (“PIC 360”).
For the year ended September 30, 2022, we recorded a net realized gain on investments of $5.4 million, which resulted primarily from a $13.4 million realized gain recognized on the sale of our investment in Lignetics, Inc. (“Lignetics”), partially offset by an $8.5 million realized loss recognized on the restructuring of our investment in LWO Acquisitions Company LLC (“LWO”).

Net Unrealized Appreciation (Depreciation) of Investments
During the year ended September 30, 2023, we recorded net unrealized depreciation of investments in the aggregate amount of $11.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2023 were as follows:

	Year Ended September 30, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$4,702	$—	$4,702
FES Resources Holdings LLC	—	4,508	—	4,508
Defiance Integrated Technologies, Inc.	—	2,801	—	2,801
Giving Home Health Care, LLC	—	2,775	—	2,775
Encore Dredging Holdings, LLC	—	1,495	840	2,335
Imperative Holdings Corporation	510	1,094	—	1,604
Canopy Safety Brands, LLC	—	1,316	—	1,316
HH-Inspire Acquisition, Inc.	—	1,496	(200)	1,296
Triple H Food Processors, LLC	—	990	—	990
TNCP Intermediate HoldCo, LLC	—	736	—	736
PIC 360, LLC	3,700	1,092	(4,262)	530
Targus Cayman HoldCo, Ltd.	5,916	—	(5,916)	—
Circuitronics EMS Holdings LLC	(921)	—	921	—
NetFortris Holdings LLC	(789)	(206)	526	(469)
8th Avenue Food & Provisions, Inc.	—	(510)	—	(510)
MCG Energy Solutions, LLC	—	(685)	—	(685)
Leeds Novamark Capital I, L.P.	4,118	75	(5,018)	(825)
Technical Resource Management, LLC	—	(960)	—	(960)
DKI Ventures, LLC	—	(1,393)	—	(1,393)
Salvo Technologies, Inc.	—	(1,959)	—	(1,959)
NeoGraf Solutions, LLC	—	(3,154)	—	(3,154)
Engineering Manufacturing Technologies, LLC	—	(3,181)	—	(3,181)
B+T Group Acquisition Inc.	—	(3,751)	—	(3,751)
WB Xcel Holdings, LLC	—	(5,687)	—	(5,687)
Other, net (<$500)	(189)	108	391	310
Total:	$12,345	$1,702	$(12,718)	$1,329
The primary driver of net unrealized depreciation of $11.0 million for the year ended September 30, 2023 was the reversal of unrealized appreciation associated with the exit of our investment in Targus, the reversal of unrealized appreciation associated with our investment in PIC 360, and the sale of underlying assets within Leeds, as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

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
The primary driver of net unrealized depreciation of $17.5 million for the year ended September 30, 2022 was the reversal of unrealized appreciation associated with the exit of our investment in Lignetics, the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, a pricing decrease in the broadly syndicated loan market, and the decline in the financial and operational performance of certain of our other portfolio companies, partially offset by the reversal of unrealized depreciation associated with the restructuring of our investment in LWO and unrealized appreciation recognized on ENET Holdings, LLC and NetFortris Holdings LLC.
As of September 30, 2023, the fair value of our investment portfolio was less than its cost basis by approximately $17.5 million and our entire investment portfolio was valued at 97.6% of cost, as compared to cumulative net unrealized depreciation of $6.4 million and a valuation of our entire portfolio at 99.0% of cost as of September 30, 2022.

Comparison of the Year Ended September 30, 2022 to the Year Ended September 30, 2021
The comparison of the fiscal year ended September 30, 2022 to the fiscal year ended September 30, 2021 can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as filed with the SEC on November 14, 2022, located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Net cash used in operating activities for the year ended September 30, 2023 was $10.9 million as compared to $76.4 million for the year ended September 30, 2022. The change was primarily due to a decrease in purchases of investments. Purchases of investments were $175.5 million during the year ended September 30, 2023 compared to $274.9 million during the year ended September 30, 2022.
As of September 30, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $722.3 million. As of September 30, 2022, we had loans to, syndicated participations in or equity investments in 52 companies, with an aggregate cost basis of approximately $656.1 million.
The following table summarizes our total portfolio investment activity during the years ended September 30, 2023 and 2022:

	Year Ended September 30,
	2023	2022
Beginning investment portfolio, at fair value	$649,615	$557,612
New investments	103,916	215,254
Disbursements to existing portfolio companies	71,561	59,644
Scheduled principal repayments	(8,311)	(8,838)
Unscheduled principal repayments	(99,194)	(151,154)
Net proceeds from sales of investments	(17,686)	(15,758)
Net unrealized appreciation (depreciation) of investments	1,702	(16,491)
Reversal of prior period net depreciation (appreciation) of investments	(12,718)	(1,047)
Net realized gain (loss) on investments(A)	12,345	5,416
Increase in investment balance due to PIK interest (B)	3,699	4,532
Net change in premiums, discounts and amortization	(114)	445
Ending Investment Portfolio, at Fair Value	$704,815	$649,615
(A)Excludes net realized gain (loss) on other.
(B)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2023.

Year Ending September 30,	Amount
2024(A)	$24,385
2025	90,725
2026	137,108
2027	254,660
2028	146,440
Thereafter	7,762
Total contractual repayments	$661,080
Adjustments to cost basis of debt investments	(1,254)
Investments in equity securities	62,443
Investments held as of September 30, 2023 at Cost:	$722,269
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of September 30, 2023.
Financing Activities
Net cash provided by financing activities for the year ended September 30, 2023 was $10.2 million, which consisted primarily of $87.4 million in gross proceeds from the issuance of common stock and $57.0 million in gross proceeds from the issuance of notes payable, partially offset by $94.0 million in net repayments on our Credit Facility and $35.4 million in distributions to common shareholders.
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
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, during the year ended September 30, 2023, we paid monthly cash distributions of $0.07 per common share for each of October, November, and December 2022, $0.075 per common share for each of January, February, and March 2023, $0.08 per common share for each of April, May, and June 2023, $0.0825 per common share for each of July, August, and September 2023, and a supplemental distribution of $0.02 per common share in September 2023. These distributions totaled an aggregate of $35.4 million. During the year ended September 30, 2022, we paid monthly cash distributions of $0.065 per common share for the months of October 2021 through March 2022 and paid monthly cash distributions of $0.0675 per common share for the months of April 2022 through September 2022. These distributions totaled an aggregate of $27.3 million. In October 2023, our Board of Directors declared a monthly distribution of $0.0825 per common share for each of October, November, and December 2023. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2024. From inception through September 30, 2023, we have paid distributions to common stockholders totaling approximately $459.0 million or $22.77 per share.

For the fiscal year ended September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.0 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. For the fiscal years ended September 30, 2022 and 2021, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million and $1.0 million, respectively.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2023, we had the ability to issue up to an additional $151.1 million in securities under the registration statement.
Common Stock
In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $100.0 million in an “at the market offering” (the “ATM Program”). In July 2023, we amended and restated the Sales Agreement to add Huntington Securities, Inc. as a sales agent under the ATM Program in addition to Jefferies LLC. During the year ended September 30, 2023, we sold 8,774,101 shares of our common stock under the Sales Agreement, at a weighted-average price of $9.96 per share and raised $87.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $85.9 million. As of September 30, 2023, we had a remaining capacity to sell up to an additional $0.4 million of our common stock under the Sales Agreement.
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
On September 30, 2023, the closing market price of our common stock was $9.64 per share, a 2.7% premium to our September 30, 2023 NAV per share of $9.39.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $408.9 million as of September 30, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2023, and as defined in our Credit Facility, we had a net worth of $660.5 million, asset coverage on our “senior securities representing indebtedness” of 231.1% and an active status as a BDC and RIC. In addition, as of September 30, 2023, we had 37 obligors in our Credit Facility’s borrowing base and we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our Credit Facility.
Notes Payable
In August 2023, we completed an offering of $57.0 million aggregate principal amount of 7.75% Notes due 2028 (the “2028 Notes”) for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes are traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. The 2028 Notes will mature on September 1, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after September 1, 2025. The 2028 Notes bear interest at a rate of 7.75% per year. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year beginning December 1, 2023 (which equates to approximately $4.4 million per year).
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
In April 2022, pursuant to the registration rights agreement we entered into in connection with the 2027 Notes, we conducted an exchange offer through which we offered to exchange all of our then outstanding 2027 Notes (the “Restricted Notes”) that were issued on November 4, 2021, for an equal aggregate principal amount of our new 3.75% Notes due 2027 (the “Exchange Notes”) that had been registered with the SEC under the Securities Act. The terms of the Exchange Notes are identical to those of the Restricted Notes, except that the transfer restrictions and registration rights relating to the Restricted Notes do not apply to the Exchange Notes, and the Exchange Notes do not provide for the payment of additional interest in the event of a registration default.
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
The indenture relating to the 2028 Notes, the 2027 Notes and the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes, the 2027 Notes and the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of September 30, 2023 and 2022, we had off-balance sheet success fee receivables on our accruing debt investments of $4.0 million and $4.7 million (or approximately $0.09 per common share and $0.13 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2023 and 2022 to be immaterial.
The following table shows our contractual obligations as of September 30, 2023, at cost:

Contractual Obligations(A)	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$47,800	$—	$—	$47,800
Notes Payable	—	150,000	107,000	—	257,000
Interest expense on debt obligations(C)	19,867	29,213	12,061	—	61,141
Total	$19,867	$227,013	$119,061	$—	$365,941
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $45.2 million, at cost, as of September 30, 2023.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2023.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2023 and 2022, representing approximately 98.2% and 97.9%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2023	2022
Highest	10.0	10.0
Average	7.1	7.1
Weighted Average	7.5	7.6
Lowest	3.0	1.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2023 and 2022, representing approximately 1.3% and 1.6%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2023	2022
Highest	5.0	4.0
Average	3.5	3.4
Weighted Average	4.2	3.6
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2023 and 2022, representing approximately 0.5% and 0.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2023	2022
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of September 30, 2023, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	89.2%
Fixed rates	10.8
Total	100.0%
To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2023 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations(B)
Up 100 basis points	5,894	478	5,416
Up 50 basis points	2,947	239	2,708
Down 50 basis points	(2,934)	(239)	(2,695)
Down 100 basis points	(5,845)	(478)	(5,367)
Down 200 basis points	(11,667)	(956)	(10,711)
(A)Illustrates the potential impact of changes in market rates as compared to one-month SOFR of 5.32% as of September 30, 2023.
(B)Excludes the potential impact of changes in incentive fees.

Although management believes that this analysis is indicative of our existing interest rate sensitivity, it does not adjust for potential changes in credit quality, size and composition of our loan portfolio on the balance sheet and other business developments, that could affect net increase in net assets resulting from operations or otherwise impact our results or operations. Accordingly, actual results could differ significantly from those in the hypothetical analysis in the table above.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.
November 13, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended September 30, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2023 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of September 30, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended September 30, 2020, 2019, 2018, 2017, 2016, 2015, and 2014 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended September 30, 2023, appearing on pages 51-52 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2023 and 2022 by correspondence with the custodian, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $704.56 million of total level 3 investments at fair value as of September 30, 2023. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range. The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments using a total enterprise value or yield analysis due to the use of significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
Washington, District of Colombia
November 13, 2023
We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2023	September 30, 2022
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $671,397 and $571,736, respectively)	$663,544	$574,811
Affiliate investments (Cost of $16,746 and $49,412, respectively)	10,421	39,091
Control investments (Cost of $34,126 and $34,905, respectively)	30,850	35,713
Cash and cash equivalents	1,306	2,011
Restricted cash and cash equivalents	95	96
Interest receivable, net	6,100	2,737
Due from administrative agent	2,936	3,199
Deferred financing costs, net	1,335	836
Other assets, net	2,911	2,474
TOTAL ASSETS	$719,498	$660,968
LIABILITIES
Line of credit at fair value (Cost of $47,800 and $141,800, respectively)	$47,800	$141,800
Notes payable, net of unamortized deferred financing costs of $3,886 and $2,393, respectively	253,114	197,607
Accounts payable and accrued expenses	1,006	500
Interest payable	2,956	2,517
Fees due to Adviser(A)	3,872	2,104
Fee due to Administrator(A)	479	423
Other liabilities	1,576	530
TOTAL LIABILITIES	$310,803	$345,481
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,560,000 shares authorized, respectively, and 43,508,897 and 34,734,796 shares issued and outstanding, respectively	$44	$35
Capital in excess of par value(C)	481,480	395,542
Cumulative net unrealized appreciation (depreciation) of investments	(17,454)	(6,438)
Under (over) distributed net investment income(C)	4,741	(500)
Accumulated net realized losses	(60,116)	(73,152)
Total distributable loss	(72,829)	(80,090)
TOTAL NET ASSETS	$408,695	$315,487
NET ASSET VALUE PER COMMON SHARE	$9.39	$9.08
(A)Refer to Note 4—Related Party Transactions for additional information.
(B)Refer to Note 11—Commitments and Contingencies for additional information.
(C)Refer to Note 9—Distributions to Common Stockholders for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2023	2022	2021
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$72,656	$43,771	$40,953
Affiliate investments	3,799	3,523	4,815
Control investments	2,889	2,454	1,646
Cash and cash equivalents	136	11	—
Total interest income (excluding PIK interest income)	79,480	49,759	47,414
PIK interest income
Non-Control/Non-Affiliate investments	2,737	4,014	2,545
Affiliate investments	510	215	—
Control investments	303	—	—
Total PIK interest income	3,550	4,229	2,545
Total interest income	83,030	53,988	49,959
Success fee income
Non-Control/Non-Affiliate investments	935	3,231	202
Affiliate investments	—	1,563	—
Total success fee income	935	4,794	202
Dividend income
Non-Control/Non-Affiliate investments	830	2,181	1,645
Control investments	691	1,281	611
Total dividend income	1,521	3,462	2,256
Other income	948	906	1,377
Total investment income	86,434	63,150	53,794
EXPENSES
Base management fee(A)	11,998	10,247	8,674
Loan servicing fee(A)	8,053	6,329	5,579
Incentive fee(A)	10,255	7,511	5,746
Administration fee(A)	1,716	1,610	1,438
Interest expense on line of credit and notes payable	20,847	12,966	11,513
Amortization of deferred financing costs	1,529	1,175	1,347
Professional fees	980	803	806
Other general and administrative expenses	1,478	1,362	1,101
Expenses, before credits from Adviser	56,856	42,003	36,204
Credit to base management fee - loan servicing fee(A)	(8,053)	(6,329)	(5,579)
Credit to fees from Adviser - other(A)	(3,389)	(4,803)	(2,953)
Total expenses, net of credits	45,414	30,871	27,672
NET INVESTMENT INCOME	41,020	32,279	26,122
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	9,661	504	4,179
Affiliate investments	—	13,408	—
Control investments	2,684	(8,496)	—
Other	319	(243)	(999)
Total net realized gain (loss)	12,664	5,173	3,180
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(10,928)	(3,960)	33,786
Affiliate investments	3,996	(21,920)	16,742
Control investments	(4,084)	8,342	4,819
Other	—	—	(350)
Total net unrealized appreciation (depreciation)	(11,016)	(17,538)	54,997
Net realized and unrealized gain (loss)	1,648	(12,365)	58,177
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$42,668	$19,914	$84,299
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$1.10	$0.94	$0.79
Net increase (decrease) in net assets resulting from operations	$1.14	$0.58	$2.54
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted	37,315,922	34,351,663	33,234,482
(A)Refer to Note 4—Related Party Transactions for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2023	2022	2021
OPERATIONS
Net investment income	$41,020	$32,279	$26,122
Net realized gain (loss) on investments	12,345	5,416	4,179
Net realized gain (loss) on other	319	(243)	(999)
Net unrealized appreciation (depreciation) of investments	(11,016)	(17,538)	55,347
Net unrealized appreciation of other	—	—	(350)
Net increase (decrease) in net assets from operations	42,668	19,914	84,299
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.94, $0.76, and $0.75 per share, respectively)(A)	(35,407)	(25,916)	(24,987)
Distributions to common stockholders from return of capital ($0.00, $0.04, and $0.03 per share, respectively)(A)	—	(1,406)	(985)
Net decrease in net assets from distributions	(35,407)	(27,322)	(25,972)
CAPITAL TRANSACTIONS
Issuance of common stock	87,394	4,533	26,850
Offering costs for issuance of common stock	(1,447)	(77)	(481)
Net increase (decrease) in net assets from capital transactions	85,947	4,456	26,369
NET INCREASE (DECREASE) IN NET ASSETS	93,208	(2,952)	84,696
NET ASSETS, BEGINNING OF YEAR	315,487	318,439	233,743
NET ASSETS, END OF YEAR	$408,695	$315,487	$318,439
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$42,668	$19,914	$84,299
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(175,477)	(274,898)	(181,841)
Principal repayments on investments	107,505	159,992	126,816
Proceeds from sale of investments	18,005	15,848	15,848
Increase in investments due to paid-in-kind interest or other	(3,699)	(4,532)	(5,994)
Net change in premiums, discounts and amortization	114	(445)	876
Net realized gain on investments	(12,345)	(5,416)	(4,179)
Net unrealized depreciation (appreciation) of investments	11,016	17,538	(55,347)
Net realized loss (gain) on other	(319)	243	999
Net unrealized depreciation (appreciation) of other	—	—	350
Amortization of deferred financing costs	1,529	1,175	1,347
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(3,363)	(376)	640
Decrease (increase) in funds due from administrative agent	263	(248)	(848)
Decrease (increase) in other assets, net	(572)	(787)	(941)
Increase (decrease) in accounts payable and accrued expenses	506	10	113
Increase (decrease) in interest payable	439	720	616
Increase (decrease) in fees due to Adviser(A)	1,768	(151)	569
Increase (decrease) in fee due to Administrator(A)	56	41	53
Increase (decrease) in other liabilities	1,046	(5,029)	2,562
Net cash provided by (used in) operating activities	(10,860)	(76,401)	(14,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	149,000	328,900	238,800
Repayments on line of credit	(243,000)	(237,600)	(316,300)
Proceeds from issuance of notes payable	57,000	50,000	150,000
Redemption of notes payable	—	(38,813)	(57,500)
Financing costs	(3,522)	(1,968)	(3,036)
Proceeds from issuance of common stock	87,394	4,533	26,850
Offering costs for issuance of common stock	(1,311)	(68)	(403)
Distributions paid to common stockholders	(35,407)	(27,322)	(25,972)
Net cash provided by (used in) financing activities	10,154	77,662	12,439
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(706)	1,261	(1,623)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	2,107	846	2,469
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$1,401	$2,107	$846
CASH PAID DURING YEAR FOR INTEREST	$20,408	$12,246	$10,897
NON-CASH ACTIVITIES(B)	2,416	7,489	6,633
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 162.4%
Secured First Lien Debt – 120.3%
Aerospace and Defense – 19.3%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 15.3% Cash, 4.0% PIK, Due 11/2026)(E)	$30,048	$30,048	$30,048
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 2/2026)(C)	17,738	17,738	17,294
SpaceCo Holdings, LLC – Line of Credit, $550 available (S + 7.2%, 12.5% Cash, Due 12/2025)(C)(U)	1,450	1,450	1,434
SpaceCo Holdings, LLC – Term Debt (S + 7.2%, 12.5% Cash, Due 12/2025)(C)(U)	30,284	29,961	29,944
		79,197	78,720
Beverage, Food, and Tobacco – 17.8%
Café Zupas – Line of Credit, $1,500 available (S + 6.8%, 12.1% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $2,070 available (S + 6.8%, 12.1% Cash, Due 12/2024)(C)	7,970	7,970	7,850
Café Zupas – Term Debt (S + 6.8%, 12.1% Cash, Due 12/2024)(C)	23,460	23,460	23,108
Eegee’s LLC – Line of Credit, $1,000 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	3,000	3,000	2,865
Eegee’s LLC – Term Debt (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	17,000	17,000	16,235
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $1,300 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	10,200	10,133	9,715
Sokol & Company Holdings, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 8/2027)(C)	13,500	13,500	13,095
		75,063	72,868
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $175 available (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,275	1,275	1,205
GFRC 360, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,000	1,000	945
		2,275	2,150
Diversified/Conglomerate Manufacturing – 27.9%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.6% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 10/2026)(C)	21,500	21,500	19,726
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	27,154	27,154	26,000
OCI, LLC – Term Debt (S + 7.5%, 12.8% Cash, Due 5/2028)(C)	20,000	20,000	19,800
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.8% Cash, Due 4/2027)(C)	11,768	11,768	10,900
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	978	978	980
Unirac Holdings, Inc. – Delayed Draw Term Loan, $1,669 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	1,108	1,108	1,111
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	14,888	14,577	14,925
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	20,747	20,747	20,436
		117,832	113,878
Diversified/Conglomerate Service – 25.5%
Axios Industrial Group, LLC – Term Debt (S + 8.6%, 13.9% Cash, Due 10/2027)(C)	11,550	11,519	11,291
DKI Ventures, LLC – Line of Credit, $170 available (9.0% Cash, Due 12/2025)(C)(F)	205	205	113
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(C)(F)	5,915	5,915	3,253
ENET Holdings, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 4/2025)(C)	22,289	22,289	21,397
Fix-It Group, LLC – Line of Credit, $2,500 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	500	500	499
Fix-It Group, LLC – Term Debt (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	12,200	12,200	12,170
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	6,911	6,911	6,894
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.8% Cash, Due 2/2028)(C)	13,500	13,500	13,399
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.9% Cash, 3.5% PIK, Due 3/2026)(C)	20,146	20,107	17,628
Trowbridge Chicago, LLC – Line of Credit, $2,000 available (S + 7.0%, 12.3% Cash, Due 6/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 6/2029)(C)	5,750	5,750	5,664
WorkforceQA, LLC – Line of Credit, $1,600 available (S + 6.5%, 11.8% Cash, Due 12/2026)(C)	400	400	400
WorkforceQA, LLC – Term Debt (S + 8.4%, 13.7% Cash, Due 12/2026)(C)(H)	10,000	9,971	9,987
WorkforceQA, LLC – Term Debt (S + 9.3%, 14.6% Cash, Due 12/2026)(C)(H)	1,600	1,595	1,598
		110,862	104,293
Healthcare, Education, and Childcare – 26.5%
ALS Education, LLC – Line of Credit, $3,000 available (S + 7.0%, 12.3% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 5/2025)(C)	18,700	18,700	18,700
HH-Inspire Acquisition, Inc. – Line of Credit, $478 available (S + 8.0%, 13.4% Cash, Due 4/2028)(C)(U)	1,359	1,359	1,347
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)(U)	16,013	16,013	15,872
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)(U)	3,225	3,225	3,197
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.9% Cash, Due 3/2027)(C)(U)	28,000	27,968	27,965
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.9% Cash, Due 3/2027)(C)(U)	5,000	4,994	4,994
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	2,000	2,000	1,970
Technical Resource Management, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	23,000	23,000	22,655
Technical Resource Management, LLC – Delayed Draw Term Loan, $2,500 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	—	—	—
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	500	500	499
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	11,000	11,000	10,986
		108,759	108,185
Machinery – 1.4%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 2/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 2/2024)(C)	5,928	5,928	5,724
		5,928	5,724
Telecommunications – 1.4%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.3% Cash, Due 12/2024)(C)	1,200	1,200	978
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.3% Cash, Due 12/2024)(C)	6,000	6,000	4,890
		7,200	5,868
Total Secured First Lien Debt		$507,116	$491,686
Secured Second Lien Debt – 29.5%
Automobile – 3.8%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	12,083	12,053	11,675
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,000	4,000	4,000
		16,053	15,675
Beverage, Food, and Tobacco – 0.6%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 13.2% Cash, Due 10/2026)(D)	3,683	3,683	2,495
Diversified/Conglomerate Manufacturing – 8.9%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,012	2,012	1,992
Springfield, Inc. – Term Debt (S + 10.1%, 15.4% Cash, Due 12/2026)(C)	30,000	30,000	29,850
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.0%, 14.4% Cash, Due 5/2027)(D)(U)	5,000	4,856	4,294
		36,868	36,136
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Service – 4.0%
CHA Holdings, Inc. – Term Debt (S + 9.0%, 14.4% Cash, Due 4/2026)(D)(U)	3,000	2,974	2,820
Gray Matter Systems, LLC – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2026)(C)(F)	13,645	13,578	13,645
		16,552	16,465
Healthcare, Education, and Childcare – 7.1%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,800
Oil and Gas – 5.1%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 15.1% Cash, Due 8/2028)(C)	21,015	20,871	20,858
Total Secured Second Lien Debt		$122,827	$120,429
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0% Cash, Due 6/2022)(E)(F)	198	198	24
Preferred Equity – 5.3%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	183
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	141
Buildings and Real Estate – 0.1%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	253
Diversified/Conglomerate Manufacturing – 0.3%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	1,225
Diversified/Conglomerate Service – 2.4%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)(G)	7,000,000	7,000	8,904
Trowbridge Chicago, LLC – Preferred Stock(E)(G)	242,105	750	750
		8,250	9,654
Healthcare, Education, and Childcare – 0.8%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	3,451
Oil and Gas – 1.7%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	4,508
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,318
		6,838	6,826
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$23,061	$21,733
Common Equity – 7.3%
Aerospace and Defense – 4.7%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	4,283	18,436
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	680
		5,283	19,116
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	340
Beverage, Food, and Tobacco – 0.8%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	31
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,612
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,641
		1,750	3,284
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Diversified/Conglomerate Manufacturing – 0.0%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	—
		5,000	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	532	532	359

Healthcare, Education, and Childcare – 1.5%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	2,794
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,562
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	231
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	1,415
		2,786	6,002
Machinery – 0.1%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	403
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	146
		499	146
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	22
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,195	$29,672
Total Non-Control/Non-Affiliate Investments		$671,397	$663,544
AFFILIATE INVESTMENTS(N) – 2.6%
Secured First Lien Debt – 0.7%
Diversified/Conglomerate Manufacturing – 0.7%
Edge Adhesives Holdings, Inc. (S) – Term Debt (S + 5.5%, 10.8% Cash, Due 8/2024)(E)(P)	6,140	6,140	2,895
Preferred Equity – 1.3%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	5,466	$—
Diversified/Conglomerate Service– 1.1%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	4,265
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	857
Total Preferred Equity		$9,806	$5,122
Common Equity – 0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	2,404
Total Affiliate Investments		$16,746	$10,421
CONTROL INVESTMENTS(O) – 7.5%
Secured First Lien Debt – 3.9%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	3,927	3,927	3,927
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.8%
WB Xcel Holdings, LLC – Line of Credit, $32 available (S + 10.5%, 15.8% Cash, Due 11/2026)(E)	1,468	1,468	1,468
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.8% Cash, Due 11/2026)(E)	9,825	9,825	9,825
		11,293	11,293
Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,100 available (8.0% Cash, Due 10/2024)(E)(F)	900	900	900
Total Secured First Lien Debt		$16,120	$16,120
Secured Second Lien Debt – 1.8%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.9% Cash, Due 5/2026)(E)	7,425	7,425	7,425

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	$—
Common Equity – 1.8%
Automobile – 1.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	580	3,948
Diversified/Conglomerate Manufacturing – 0.0%
Lonestar EMS, LLC – Common Units(E)(G)	100.0%	6,750	—
Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	284
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	3,073
Total Common Equity		$7,831	$7,305
Total Control Investments		$34,126	$30,850
TOTAL INVESTMENTS(V) – 172.5%		$722,269	$704,815
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $628.3 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of September 30, 2023.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 5.32% as of September 30, 2023. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near September 30, 2023, offered by the respective syndication agent’s trading desk.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2023.
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
(U)The cash interest rate on this investment was indexed to 90-day SOFR, which was 5.40% as of September 30, 2023.
(V)Cumulative gross unrealized depreciation for federal income tax purposes is $56.9 million; cumulative gross unrealized appreciation for federal income tax purposes is $33.7 million. Cumulative net unrealized depreciation is $23.2 million, based on a tax cost of $728.0 million.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 182.2%
Secured First Lien Debt – 131.2%
Aerospace and Defense – 23.4%
Antenna Research Associates, Inc. – Term Debt (SOFR + 10.0%, 13.0% Cash, 4.0% PIK, Due 11/2026)(E)	$21,973	$21,973	$21,973
Ohio Armor Holdings, LLC – Term Debt (L + 8.0%, 11.1% Cash, Due 2/2026)(C)	$18,913	18,913	18,558
SpaceCo Holdings, LLC – Line of Credit, $100 available (L + 7.0%, 10.8% Cash, Due 12/2025)(C)(U)	$1,900	1,900	1,886
SpaceCo Holdings, LLC – Term Debt (L + 7.0%, 10.8% Cash, Due 12/2025)(C)(U)	$31,719	31,326	31,481
		74,112	73,898
Beverage, Food, and Tobacco – 18.7%
Café Zupas – Line of Credit, $4,000 available (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	$—	—	—
Café Zupas – Delayed Draw Term Loan, $0 available (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	$1,970	1,970	1,958
Café Zupas – Term Debt (L + 7.4%, 10.5% Cash, Due 12/2024)(C)	$23,460	23,460	23,313
Eegee’s LLC – Line of Credit, $1,000 available (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	$—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	$3,000	3,000	2,910
Eegee’s LLC – Term Debt (L + 8.3%, 11.4% Cash, Due 6/2026)(C)	$17,000	17,000	16,490
Salt & Straw, LLC – Line of Credit, $1,200 available (L + 8.0%, 11.1% Cash, Due 9/2027)(C)	$800	800	800
Salt & Straw, LLC – Delayed Draw Term Loan, $11,500 available (L + 8.0%, 11.1% Cash, Due 9/2027)(C)	$—	—	—
Sokol & Company Holdings, LLC – Term Debt (SOFR + 7.0%, 10.0% Cash, Due 8/2027)(C)(AA)	$13,500	13,500	13,500
		59,730	58,971
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $500 available (L + 8.0%, 11.1% Cash, Due 9/2023)(C)	$700	700	681
GFRC 360, LLC – Term Debt (L + 8.0%, 11.1% Cash, Due 9/2023)(C)	$1,000	1,000	973
		1,700	1,654
Diversified/Conglomerate Manufacturing – 22.3%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 10/2026)(C)	$—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (L + 8.3%, 11.4% Cash, Due 10/2026)(C)	$22,500	22,500	22,134
Salvo Technologies, Inc. – Term Debt (SOFR + 9.5%, 12.5% Cash, Due 4/2027)(C)(AA)	$11,887	11,887	11,619
Viva Railings, LLC – Line of Credit, $4,000 available (L + 7.0%, 10.1% Cash, Due 5/2027)(C)	$—	—	—
Viva Railings, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 5/2027)(C)	$21,800	21,800	21,364
Unirac Holdings, Inc. – Line of Credit, $2,222 available (SOFR + 6.5%, 9.5% Cash, Due 9/2027) (C)(AA)	$—	—	—
Unirac Holdings, Inc. – Delayed Draw Term Loan, $2,778 available (SOFR + 6.5%, 9.5% Cash, Due 9/2027)(C)(AA)	$—	—	—
Unirac Holdings, Inc. – Term Debt (SOFR + 6.5%, 9.5% Cash, Due 9/2027)(C)(AA)	$15,000	14,628	15,000
		70,815	70,117
Diversified/Conglomerate Service – 31.1%
Axios Industrial Group, LLC – Term Debt (SOFR + 9.5%, 12.6% Cash, Due 10/2027)(C)(AA)	$9,000	9,000	8,741
Axios Industrial Group, LLC– Delayed Draw Term Loan, $5,000 available (SOFR + 9.5%, 12.6% Cash, Due 10/2027)(C)(AA)	$3,000	3,000	2,914
DKI Ventures, LLC – Term Debt (SOFR + 8.0%, 11.0% Cash, Due 12/2023)(C)	$5,915	5,915	4,554
ENET Holdings, LLC – Term Debt (L + 7.3%, 10.4% Cash, Due 4/2025)(C)	$24,360	24,360	23,142
Fix-It Group, LLC – Line of Credit, $3,000 available (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	$—	—	—
Fix-It Group, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	10,000	10,000	9,950
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Fix-It Group, LLC– Delayed Draw Term Loan, $10,000 available (L + 7.0%, 10.1% Cash, Due 12/2026)(C)(U)	—	—	—
MCG Energy Solutions, LLC – Line of Credit, $3,000 available (L + 7.5%, 10.6% Cash, Due 3/2026)(C)	—	—	—
MCG Energy Solutions, LLC – Term Debt (L + 7.5%, 10.6% Cash, 3.5% PIK, Due 3/2026)(C)	20,820	20,820	19,779
R2i Holdings, LLC – Line of Credit, $1,171 available (8.0% PIK, Due 12/2023)(F)(Y)	829	829	829
R2i Holdings, LLC – Term Debt (8.0% PIK, Due 12/2023)(F)(Y)	18,000	18,000	18,000
WorkforceQA, LLC– Line of Credit, $2,000 available (L + 6.5%, 9.6% Cash, Due 12/2026)(C)(U)	—	—	—
WorkforceQA, LLC – Term Debt (L + 8.5%, 11.6% Cash, Due 12/2026)(C)(H)(U)	10,000	10,000	9,975
		101,924	97,884

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Healthcare, Education, and Childcare - 31.3%
ALS Education, LLC – Line of Credit, $3,000 available (L + 7.0%, 10.1% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (L + 7.0%, 10.1% Cash, Due 5/2025)(C)	19,690	19,690	19,468
HH-Inspire Acquisition, Inc. – Line of Credit, $1,500 available (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	1,500	1,500	1,489
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	16,000	16,000	15,880
HH-Inspire Acquisition, Inc. – Term Debt (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	8,000	8,000	7,940
HH-Inspire – Delayed Draw Term Loan, $0 available (L + 6.8%, 9.9% Cash, Due 12/2026)(C)(U)	10,000	10,000	9,925
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 10.4% Cash, Due 3/2027)(C)	28,000	27,961	27,825
Pansophic Learning Ltd. – Term Debt (L + 7.3%, 10.4% Cash, Due 3/2027)(C)	5,000	4,993	4,969
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (L + 7.3%, 10.4% Cash, Due 6/2026)(C)	500	500	495
Turn Key Health Clinics, LLC – Term Debt (L + 7.3%, 10.4% Cash, Due 6/2026)(C)	11,000	11,000	10,890
		99,644	98,881
Machinery -1.7%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (L + 8.0%, 11.1% Cash, Due 11/2022)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (L + 9.5%, 12.6% Cash, 3.0% PIK, Due 11/2022)(C)	5,625	5,625	5,350
		5,625	5,350
Printing and Publishing – 0.0%
Chinese Yellow Pages Company – Line of Credit, $0 available (PRIME + 4.0%, 10.3% Cash, Due 2/2015)(E)(V)(Q)	107	107	—
Telecommunications – 2.2%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (L + 11.0%, 14.1% Cash, Due 12/2024)(C)	1,200	1,200	1,146
B+T Group Acquisition, Inc.(S) – Term Debt (L + 11.0%, 14.1% Cash, Due 12/2024)(C)	6,000	6,000	5,730
		7,200	6,876
Total Secured First Lien Debt		$420,857	$413,631
Secured Second Lien Debt – 34.3%
Automobile – 3.5%
Sea Link International IRB, Inc. – Term Debt (14.5% PIK, Due 12/2025)(C)(F)	$11,719	$11,679	$11,074
Beverage, Food, and Tobacco – 1.0%
8th Avenue Food & Provisions, Inc. – Term Debt (L + 7.8%, 10.9% Cash, Due 10/2026)(D)	$3,682	3,698	3,020

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 10.8%
Springfield, Inc. – Term Debt (L + 10.0%, 13.1% Cash, Due 12/2026)(C)	30,000	30,000	29,738
Tailwind Smith Cooper Intermediate Corporation – Term Debt (L + 9.0%, 12.1% Cash, Due 5/2027)(D)	5,000	4,829	4,313
		34,829	34,051
Diversified/Conglomerate Service – 2.3%
CHA Holdings, Inc. – Term Debt (L + 8.8%, 12.5% Cash, Due 4/2026)(D)(U)	3,000	2,967	2,700
Gray Matter Systems, LLC – Term Debt (11.3% Cash, Due 12/2026)(C)(F)	2,100	2,069	2,084
Gray Matter Systems, LLC – Delayed Draw Term Loan, $4,000 available (11.3% Cash, Due 12/2026)(C)(F)	2,500	2,476	2,481
		7,512	7,265
Healthcare, Education, and Childcare – 9.1%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,800
Machinery – 0.2%
CPM Holdings, Inc. – Term Debt (L + 8.3%, 11.4% Cash, Due 11/2026)(D)	798	798	758
Oil and Gas – 7.4%
Imperative Holdings Corporation – Term Debt (L + 10.3%, 13.4% Cash, Due 9/2024)(C)	24,016	23,968	23,295
Total Secured Second Lien Debt		$111,284	$108,263
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$55
Preferred Equity – 5.6%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	153
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	120
Buildings and Real Estate – 0.2%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	551
Diversified/Conglomerate Manufacturing – 0.8%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	2,584
Diversified/Conglomerate Service – 2.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,151
		7,500	8,151
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	854,848	956	945
Oil and Gas – 0.6%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	1,474,225	632	2,028
		6,982	2,028
Telecommunications – 1.1%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	2,718
NetFortris Holdings LLC – Preferred Stock(E)(G)	7,890,860	789	469
		2,813	3,187
Total Preferred Equity		$21,949	$17,719

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Common Equity – 11.1%
Aerospace and Defense – 4.7%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$13,734
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	1,017
		5,283	14,751
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	105
Beverage, Food, and Tobacco – 0.7%
Sokol & Company Holdings, LLC - Common Stock(E)(G)	1,500,000	1,500	1,500
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	672
		1,750	2,172
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—
Diversified/Conglomerate Manufacturing – 0.6%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	1,773
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	500	500	456
Healthcare, Education, and Childcare – 2.5%
Giving Home Health Care, LLC - Warrant(E)(G)	10,667	19	19
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,359
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	1,223	6,397
		2,009	7,775
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	50
		499	50
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	58
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	25
Textiles and Leather – 2.5%
Targus Cayman HoldCo, Ltd. – Common Stock(G)(Y)(Z)	3,076,414	2,062	7,978
Total Common Equity		$17,448	$35,143
Total Non-Control/Non-Affiliate Investments		$571,736	$574,811

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) - 12.4%
Secured First Lien Debt – 11.0%
Diversified/Conglomerate Manufacturing – 0.8%
Edge Adhesives Holdings, Inc. (S) – Term Debt (L + 5.5%, 8.6% Cash, Due 8/2024)(E)	$6,140	$6,140	$2,550
Diversified/Conglomerate Service – 10.2%
Encore Dredging Holdings, LLC – Line of Credit, $3,000 available (L + 8.3%, 11.4% Cash, Due 12/2025)(C)	$—	—	—
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)(C)	$23,611	23,611	22,962
Encore Dredging Holdings, LLC – Term Debt (L + 7.0%, 10.1% Cash, 2.5% PIK, Due 12/2025)(C)	$4,532	4,532	4,407
Encore Dredging Holdings, LLC – Delayed Draw Term Loan, $0 available (L + 7.0%, 10.1% Cash, 1.5% PIK, Due 12/2025)(C)	$5,023	5,023	4,885
		33,166	32,254
Total Secured First Lien Debt		$39,306	$34,804
Preferred Equity – 1.2%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc. (S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 0.9%
Encore Dredging Holdings, LLC (S) – Preferred Stock(E)(G)	3,840,000	3,840	2,842
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.3%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	798
Total Preferred Equity		$9,806	$3,640
Common Equity – 0.2%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Common Stock(E)(G)	800,000	300	647
Total Common Equity		$300	$647
Total Affiliate Investments		$49,412	$39,091

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2022 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(W)(K)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
CONTROL INVESTMENTS(O) – 11.3%
Secured First Lien Debt – 4.9%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% Cash, Due 6/2027)(E)(F)	$3,250	$3,250	$3,030
Personal and Non-Durable Consumer Products (Manufacturing Only) – 3.6%
WB Xcel Holdings, LLC - Line of Credit, $32 available (L + 10.5%, 13.6% Cash, Due 11/2026)(E)	$1,468	1,468	1,468
WB Xcel Holdings, LLC - Term Loan (L + 10.5%, 13.6% Cash, Due 11/2026)(E)	$9,925	9,925	9,925
		11,393	11,393
Printing and Publishing – 0.3%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,000 available (8.0% Cash, Due 10/2024)(E)(F)	$1,000	1,000	1,000
Total Secured First Lien Debt		$15,643	$15,423
Secured Second Lien Debt – 2.4%
Automobile– 2.4%
Defiance Integrated Technologies, Inc. – Term Debt (L + 9.5%, 12.6% Cash, Due 5/2026)(E)	$7,665	$7,665	$7,665
Unsecured Debt – 0.0%
Diversified/Conglomerate Manufacturing – 0.0%
LWO Acquisitions Company LLC – Term Debt (Due 6/2023)(E)(P)	$95	$95	$—
Preferred Equity – 1.8%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.8%
WB Xcel Holdings, LLC - Preferred Stock(E)(G)	333	$2,750	$5,687
Common Equity – 2.2%
Automobile– 0.4%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$1,147
Diversified/Conglomerate Manufacturing – 0.0%
Circuitronics EMS Holdings LLC – Common Units(E)(G)	921,000	921	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
		7,671	—
Machinery – 1.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	3,454
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	2,337
Total Common Equity		$8,752	$6,938
Total Control Investments		$34,905	$35,713
TOTAL INVESTMENTS(X)– 205.9%		$656,053	$649,615
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $577.6 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2022, our investments in Leeds and Funko are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 1.0% of total investments, at fair value, as of September 30, 2022.
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
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
(T)Our investment in Funko was valued using Level 2 inputs within the ASC 820 fair value hierarchy. Our common units in Funko are convertible to class A common stock in Funko, Inc. upon meeting certain requirements. Fair value was based on the closing market price of shares of Funko, Inc. as of the reporting date, less a discount for lack of marketability. Funko, Inc. is traded on the Nasdaq Global Select Market under the trading symbol “FNKO.” Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
SEPTEMBER 30, 2023
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
A third party valuation firm generally provides estimates of fair value on our proprietary debt investments. The Valuation Team generally assigns the third party valuation firm’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates the third party valuation firm’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from the third party valuation firm’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Team’s recommended fair value is reasonable in light of the Policy and other facts and circumstances.
We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then makes a recommendation to our Valuation Committee as to the fair value. Our Valuation Committee reviews the recommended fair value, and whether it is reasonable in light of the Policy, and other relevant facts and circumstances.
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
•Yield Analysis — The Valuation Team generally determines the fair value of our debt investments for which we do not have the ability to effectuate a sale of the applicable portfolio company using the yield analysis, which includes a DCF calculation and assumptions that the Valuation Team believes market participants would use, including, estimated remaining life, current market yield, current leverage, and interest rate spreads. This technique develops a modified discount rate that incorporates risk premiums including increased probability of default, increased loss upon default and increased liquidity risk. Generally, the Valuation Team uses the yield analysis to corroborate both estimates of value provided by our third party valuation firm and market quotes.
•Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, the Valuation Team generally bases fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, the Valuation Team generally bases fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction and the lack of marketability of the security.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management's judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio. There were no loans on non-accrual status as of September 30, 2022.

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
As of each of September 30, 2023 and 2022, we held four OID loans. We recorded OID income of $0.2 million, $0.5 million, and $0.3 million during the years ended September 30, 2023, 2022, and 2021, respectively. The unamortized balance of OID investments as of September 30, 2023 and 2022 totaled $0.7 million and $0.9 million, respectively. As of September 30, 2023 and 2022, we had eight and six investments which had a PIK interest component, respectively. We recorded PIK interest income of $3.6 million, $4.2 million, and $2.5 million during the years ended September 30, 2023, 2022, and 2021, respectively. We collected $1.1 million, $2.4 million, and $3.4 million of PIK interest in cash during the years ended September 30, 2023, 2022, and 2021, respectively.
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
Deferred Financing and Offering Costs
Deferred financing and offering costs consist of costs incurred to obtain financing, including lender fees and legal fees. Certain costs associated with our Credit Facility (as defined below) are deferred and amortized using the straight-line method, which approximates the effective interest method, over the term of our Credit Facility’s revolving period. Costs associated with the issuance of our notes payable are presented as discounts to the principal amount of the notes payable and are amortized using the straight-line method, which approximates the effective interest method, over the term of the notes. Refer to Note 5 — Borrowings for further discussion.
Related Party Fees
We are party to the Advisory Agreement with the Adviser, which is indirectly owned and controlled by our chairman and chief executive officer. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. Additionally, we pay the Adviser a loan servicing fee as compensation for its services as servicer under the terms of our revolving line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amend and/or restated from time to time, our “Credit Facility”). These fees are accrued at the end of the quarter when the services are performed and generally paid the following quarter.
We are also party to the Administration Agreement with the Administrator, which is indirectly owned and controlled by our chairman and chief executive officer, whereby we pay separately for administrative services. Refer to Note 4— Related Party Transactions for additional information regarding these related party fees and agreements.
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

ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2020 to 2022 remain subject to examination by the Internal Revenue Service (“IRS”).
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
Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update 2022-03, “Fair Value Measurement (Topic 820): Fair Value
Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”), which clarifies the measurement and presentation of fair value for equity securities subject to contractual restrictions that prohibit the sale of the equity security. ASU 2022-03 is effective for annual reporting periods beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. Our early adoption of ASU 2022-03 did not have a material impact on our financial position, results of operations or cash flows.
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
As of September 30, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2022, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko, which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2023 and 2022, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of September 30, 2023 and 2022, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Secured first lien debt	$510,701		$—	$—		$510,701
Secured second lien debt	127,854		—	—		127,854
Unsecured debt	24		—	—		24
Preferred equity	26,855		—	—		26,855
Common equity/equivalents	39,150	(A)	—	22	(B)	39,128
Total Investments as of September 30, 2023:	$704,584		$—	$22		$704,562

	Fair Value		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2022:
Secured first lien debt	$463,858		$—	$—		$463,858
Secured second lien debt	115,928		—	—		115,928
Unsecured debt	55		—	—		55
Preferred equity	27,046		—	—		27,046
Common equity/equivalents	36,331	(A)	—	58	(B)	36,273
Total Investments as of September 30, 2022:	$643,218		$—	$58		$643,160
(A)Excludes our investment in Leeds with a fair value of $0.2 million and $6.4 million as of September 30, 2023 and 2022, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2023 and 2022 by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2023		September 30, 2022
Non-Control/Non-Affiliate Investments
Secured first lien debt	$491,686		$413,631
Secured second lien debt	120,429		108,263
Unsecured debt	24		55
Preferred equity	21,733		17,719
Common equity/equivalents	29,419	(A)	28,688	(B)
Total Non-Control/Non-Affiliate Investments	$663,291		$568,356

Affiliate Investments
Secured first lien debt	$2,895		$34,804
Preferred equity	5,122		3,640
Common equity/equivalents	2,404		647
Total Affiliate Investments	$10,421		$39,091

Control Investments
Secured first lien debt	$16,120		$15,423
Secured second lien debt	7,425		7,665
Preferred equity	—		5,687
Common equity/equivalents	7,305		6,938
Total Control Investments	$30,850		$35,713
Total Investments at Fair Value Using Level 3 Inputs	$704,562		$643,160
(A)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively, as of September 30, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively, as of September 30, 2022. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2023 and 2022. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2023	September 30, 2022	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2023	September 30, 2022
Secured first lien debt(A)	$461,638	$423,912	Yield Analysis	Discount Rate	11.8%–29.9% / 14.8%	8.0%–29.5% / 11.8%
	49,063	39,946	TEV	EBITDA multiple	4.7x–6.8x / 6.7x	4.8x–6.7x / 6.2x
				EBITDA	$995–$14,002 / $13,624	$800–$10,257 / $7,605
				Revenue multiple	0.3x–0.8x / 0.6x	0.3x–0.6x / 0.5x
				Revenue	$14,934–$16,283 / $15,361	$11,514–$16,320 / $14,656
Secured second lien debt	110,820	97,472	Yield Analysis	Discount Rate	12.5%–15.6% / 14.5%	11.5%—15.4% / 13.8%
	9,609	10,791	Market Quote	IBP	67.8%–94.0% / 82.2%	82.0%–95.0% / 86.5%
	7,425	7,665	TEV	EBITDA multiple	5.6x–5.6x / 5.6x	5.6x–5.6x / 5.6x
				EBITDA	$3,690–$3,690 / $3,690	$3,299–$3,299 / $3,299
Unsecured debt	24	55	TEV	Revenue multiple	1.0x–1.0x / 1.0x	0.3x–1.3x / 1.0x
				Revenue	$5,044–$5,044 / $5,044	$764–$11,514 / $4,249
Preferred and common equity / equivalents(B)	65,983	63,319	TEV	EBITDA multiple	4.7x–13.0x / 6.9x	4.1x–11.0x / 6.5x
				EBITDA	$995–$112,841 / $10,570	$800–$74,512 / $11,742
				Revenue multiple	0.3x–3.0x / 1.2x	0.3x–4.4x / 1.4x
				Revenue	$4,213–$16,283 / $14,959	$764–$42,926 / $19,963
Total Level 3 Investments, at Fair Value	$704,562	$643,160

(A)Fair value as of September 30, 2022 includes one proprietary debt investment totaling $18.8 million, which was valued using the expected payoff amount as the unobservable input.
(B)Fair value as of September 30, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively. Fair value as of September 30, 2022 excludes our investments in Leeds and Funko with fair values of $6.4 million and $58 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both September 30, 2023 and 2022. Fair value as of September 30, 2022 includes one syndicated equity investment totaling $8.0 million, which was valued using the expected payoff amount as the unobservable input.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2023 and 2022 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	(95)	(279)	8,695	8,214
Net unrealized appreciation (depreciation)(B)	(7,577)	617	(31)	(1,829)	10,563	1,743
Reversal of prior period net depreciation (appreciation) on realization(B)	850	6	95	526	(9,257)	(7,780)
New investments, repayments and settlements:(C)
Issuances/originations	154,762	15,421	—	2,045	4,532	176,760
Settlements/repayments	(101,085)	(4,118)	—	—	—	(105,203)
Net proceeds from sales	—	—	—	(654)	(11,678)	(12,332)
Transfers	—	—	—	—	—	—
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2021	$337,394	$135,956	$10	$29,246	$48,441	$551,047
Total gains (losses):
Net realized gain (loss)(A)	(8,471)	—	(25)	—	13,876	5,380
Net unrealized appreciation (depreciation)(B)	(693)	267	20	(3,166)	(12,968)	(16,540)
Reversal of prior period net depreciation (appreciation) on realization(B)	13,967	(1,601)	25	(4,309)	(9,113)	(1,031)
New investments, repayments and settlements:(C)
Issuances/originations	204,970	62,570	25	6,846	5,019	279,430
Settlements/repayments	(77,898)	(81,264)	—	(250)	—	(159,412)
Net proceeds from sales	1,339	—	—	(1,321)	(15,732)	(15,714)
Transfers	(6,750)	—	—	—	6,750	—
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
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

Investment Activity
Proprietary Investments
As of September 30, 2023 and 2022, we held 47 and 46 proprietary investments with an aggregate fair value of $695.1 million and $630.8 million, or 98.6% and 97.1% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2023:
•In October and November 2022, we received distributions totaling $6.0 million from our investment in Leeds, related primarily to the sale of underlying assets in the fund, which resulted in a realized gain of approximately $4.4 million. We retain an equity investment in Leeds with no remaining cost basis and a fair value of $0.2 million as of September 30, 2023.
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
•In March 2023, we invested $13.5 million in Leadpoint Business Services, LLC through secured first lien debt. We also extended the company a $5.5 million line of credit commitment which was fully funded as of March 31, 2023. In May 2023, the line of credit was paid off at par for net cash proceeds of $5.5 million and terminated.
•In April 2023, we invested $25.0 million in Technical Resource Management, LLC (“Technical”) through secured first lien debt and equity. We also extended Technical a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, each of which were unfunded at close.
•In April 2023, our debt investment in HH-Inspire Acquisition, Inc. (“Inspire”) was refinanced. Our original debt investment totaling $35.5 million was redeemed at par plus a $0.2 million prepayment fee and we invested a total of $16.8 million in Inspire through new secured first lien debt and equity, which was net funded through the redemption of our original debt investment. We also extended Inspire a $1.8 million line of credit commitment, which was unfunded at close. In June 2023, we invested an additional $3.4 million in Inspire through secured first lien debt and equity.
•In May 2023, we invested $22.0 million in OCI, LLC through secured first lien debt, secured second lien debt, and common equity.
•In June 2023, the majority of our investment in PIC 360, LLC was sold resulting in a net realized gain of $3.7 million. We continue to retain a small equity investment in PIC 360 with a fair value of approximately $0.3 million.
•In June 2023, we invested $6.5 million in Trowbridge Chicago, LLC (“Trowbridge”) through secured first lien debt and preferred equity. We also extended Trowbridge a $2.0 million line of credit commitment and a $5.3 million delayed draw term loan commitment, each of which were unfunded at close. In September 2023, the delayed draw term loan commitment expired.
•In July 2023, we invested an additional $5.0 million in Gray Matter Systems, LLC, an existing portfolio company, through secured second lien debt.
•In September 2023, we invested an additional $4.0 million in Sea Link International IRB, Inc., an existing portfolio company, through secured second lien debt.
•In September 2023, we invested an additional $8.1 million in Antenna Research Associates, Inc., an existing portfolio company, through secured first lien debt.
•In September 2023, our debt investment in Encore Dredging Holdings, LLC (“Encore”) was repaid at par plus $0.4 million in prepayment and early termination fees. We retain an equity investment in Encore with cost basis of $3.8 million and fair value of $4.3 million as of September 30, 2023.

Syndicated Investments
As of September 30, 2023 and 2022, we held four and six syndicated investments with an aggregate fair value of $9.7 million and $18.8 million, or 1.4% and 2.9% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2023:
•In October 2022, our investment in Targus Cayman HoldCo Ltd. was sold for net proceeds of approximately $8.0 million, which resulted in a realized gain of approximately $5.9 million. As part of the proceeds, we received an interest in B. Riley Financial, Inc. 6.75% senior notes in the amount of $2.4 million which are traded on Nasdaq under the trading symbol RILYO. In June 2023, we redeemed our investment in B. Riley Financial, Inc. 6.75% senior notes at par for proceeds of $2.4 million.
•In September 2023, our investment in CPM Holdings, Inc. paid off at par for net cash proceeds of $0.8 million.
Investment Concentrations
As of September 30, 2023, our investment portfolio consisted of investments in 51 portfolio companies located in 23 states in 12 different industries, with an aggregate fair value of $704.8 million. The five largest investments at fair value as of September 30, 2023 totaled $176.9 million, or 25.1% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2022 totaling $174.5 million, or 26.9% of our total investment portfolio. As of September 30, 2023 and 2022, our average investment by obligor was $14.2 million and $12.6 million at cost, respectively.
The following table outlines our investments by security type as of September 30, 2023 and 2022:

	September 30, 2023				September 30, 2022
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$529,376	73.3%	$510,701	72.5%	$475,806	72.5%	$463,858	71.4%
Secured second lien debt	130,252	18.1	127,854	18.1	118,949	18.2	115,928	17.8
Unsecured debt	198	0.0	24	0.0	293	0.0	55	0.0
Total debt investments	659,826	91.4	638,579	90.6	595,048	90.7	579,841	89.2
Preferred equity	35,617	4.9	26,855	3.8	34,505	5.3	27,046	4.2
Common equity/equivalents	26,826	3.7	39,381	5.6	26,500	4.0	42,728	6.6
Total equity investments	62,443	8.6	66,236	9.4	61,005	9.3	69,774	10.8
Total Investments	$722,269	100.0%	$704,815	100.0%	$656,053	100.0%	$649,615	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2023 and 2022:

Industry Classification	September 30, 2023		September 30, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$158,061	22.4%	$114,105	17.6%
Healthcare, Education, and Childcare	146,438	20.8	136,401	21.0
Diversified/Conglomerate Service	135,060	19.2	148,907	22.9
Aerospace and Defense	97,836	13.9	88,649	13.6
Beverage, Food, and Tobacco	78,788	11.2	64,283	9.9
Oil and Gas	27,830	3.9	25,373	3.9
Automobile	27,571	3.9	20,144	3.1
Personal and Non-Durable Consumer Products	14,576	2.1	18,583	2.9
Machinery	6,411	0.9	9,562	1.5
Telecommunications	5,868	0.8	10,088	1.6
Textiles and Leather	—	—	7,978	1.2
Other, < 2.0%	6,376	0.9	5,542	0.8
Total Investments	$704,815	100.0%	$649,615	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2023 and 2022:

Location	September 30, 2023		September 30, 2022
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$273,181	38.8%	$326,524	50.3%
West	224,235	31.8	169,415	26.1
Midwest	145,122	20.6	118,191	18.2
Northeast	62,277	8.8	35,485	5.4
Total Investments	$704,815	100.0%	$649,615	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2023:

Year Ending September 30,	Amount
2024(A)	$24,385
2025	90,725
2026	137,108
2027	254,660
2028	146,440
Thereafter	7,762
Total contractual repayments	$661,080
Adjustments to cost basis of debt investments	(1,254)
Investments in equity securities	62,443
Investments held as of September 30, 2023 at Cost:	$722,269
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of September 30, 2023.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2023 and 2022, we had gross receivables from portfolio companies of $0.8 million and $0.5 million, respectively. The allowance for uncollectible receivables was $9 thousand and $0 as of September 30, 2023 and 2022, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 11, 2023, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2024.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2023	2022	2021
Average total assets subject to base management fee(A)	$685,600	$585,543	$495,657
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%
Base management fee(B)	11,998	10,247	8,674
Portfolio company fee credit	(3,263)	(4,196)	(2,195)
Syndicated loan fee credit	(126)	(170)	(307)
Net Base Management Fee	$8,609	$5,881	$6,172

Loan servicing fee(B)	$8,053	$6,329	$5,579
Credit to base management fee - loan servicing fee(B)	(8,053)	(6,329)	(5,579)
Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$10,255	$7,511	$5,746
Incentive fee credit	—	(437)	(451)
Net Incentive Fee	$10,255	$7,074	$5,295

Portfolio company fee credit	$(3,263)	$(4,196)	$(2,195)
Syndicated loan fee credit	(126)	(170)	(307)
Incentive fee credit	—	(437)	(451)
Credit to Fees from Adviser—Other(B)	$(3,389)	$(4,803)	$(2,953)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $0, $8 thousand, and $0.1 million for the years ended September 30, 2023, 2022, and 2021, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2023 and 2022.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2023, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains- based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2023.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2022 and 2021, which credits totaled $0.4 million and $0.5 million, respectively. There were no such credits during the year ended September 30, 2023.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.8 million, $1.1 million, and $0.8 million during the years ended September 30, 2023, 2022, and 2021, respectively. See Note 6 — Cumulative Redeemable Preferred Stock Offering for a description of the dealer manager agreement between us and Gladstone Securities.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2023	September 30, 2022
Base management fee due to (from) Adviser	$670	$(189)
Loan servicing fee due to Adviser	455	423
Incentive fee due to (from) Adviser	2,747	1,870
Total fees due to (from) Adviser	3,872	2,104

Fee due to Administrator	479	423
Total Related Party Fees Due	$4,351	$2,527
In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2023 and 2022 totaled $65 thousand and $44 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $19 thousand and $13 thousand as of

September 30, 2023 and 2022, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2023 and 2022.
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

The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2023	2022
Commitment amount	$223,659	$225,000
Borrowings outstanding, at cost	47,800	141,800
Availability(A)	169,060	60,068

	Year Ended September 30,
	2023	2022	2021
Weighted average borrowings outstanding, at cost	$133,692	$56,122	$59,382
Weighted average interest rate(B)	8.0%	6.1%	5.0%
Commitment (unused) fees incurred	$624	$1,105	$1,194
(A)Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2023 and 2022.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $408.9 million as of September 30, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2023, and as defined in our Credit Facility, we had a net worth of $660.5 million, asset coverage on our “senior securities representing indebtedness” of 231.1%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 37 obligors in our Credit Facility’s borrowing base as of September 30, 2023. As of September 30, 2023, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. As of September 30, 2022, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.81% per annum, plus a 0.50% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of September 30, 2023 and 2022, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of September 30, 2023 and 2022, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2023 and 2022:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2023	2022
Credit Facility	$47,800	$141,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2023	2022
Fair value as of September 30, 2022 and 2021, respectively	$141,800	$50,500
Borrowings	149,000	328,900
Repayments	(243,000)	(237,600)
Net unrealized (appreciation) depreciation (A)	—	—
Fair Value as of September 30, 2023 and 2022, respectively	$47,800	$141,800
(A)Included in net unrealized (appreciation) depreciation of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2023 and 2022.
The fair value of the collateral under our Credit Facility totaled approximately $628.3 million and $577.6 million as of September 30, 2023 and 2022, respectively.
Notes Payable

In August 2023, we completed an offering of $57.0 million aggregate principal amount of 7.75% Notes due 2028 (the “2028 Notes”) for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes are traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. The 2028 Notes will mature on September 1, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after September 1, 2025. The 2028 Notes bear interest at a rate of 7.75% per year. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year beginning December 1, 2023 (which equates to approximately $4.4 million per year).

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

In April 2022, pursuant to the registration rights agreement we entered into in connection with the 2027 Notes, we conducted an exchange offer through which we offered to exchange all of our then outstanding 2027 Notes (the “Restricted Notes”) that were issued on November 4, 2021, for an equal aggregate principal amount of our new 3.75% Notes due 2027 (the “Exchange Notes”) that had been registered with the SEC under the Securities Act of 1933, as amended. The terms of the Exchange Notes are identical to those of the Restricted Notes, except that the transfer restrictions and registration rights relating to the Restricted Notes do not apply to the Exchange Notes, and the Exchange Notes do not provide for the payment of additional interest in the event of a registration default.

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

The indenture relating to the 2028 Notes, the 2027 Notes, and the 2026 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes, the 2027 Notes, and the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The 2028 Notes, 2027 Notes, and 2026 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.
The fair value, based on the last quoted closing price, of the 2028 Notes as of September 30, 2023 was $57.1 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of September 30, 2023 was $44.5 million. The fair value, based on a DCF analysis, of the 2026 Notes as of September 30, 2023 was $143.1 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. CUMULATIVE REDEEMABLE PREFERRED STOCK OFFERING
In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share (the “Series A Offering”). As of September 30, 2023, no shares of Series A Preferred Stock have been issued.

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
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2023, we had the ability to issue up to an additional $151.1 million in securities under the registration statement.
Common Stock Offerings
In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $100.0 million in an “at the market offering” (the “ATM Program”). In July 2023, we amended and restated the Sales Agreement to add Huntington Securities, Inc. as a sales agent under the ATM Program in addition to Jefferies LLC. During the year ended September 30, 2023, we sold 8,774,101 shares of our common stock under the Sales Agreement, at a weighted-average price of $9.96 per share and raised $87.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $85.9 million. As of September 30, 2023, we had a remaining capacity to sell up to an additional $0.4 million of our common stock under the Sales Agreement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2023, 2022, and 2021:

	Year Ended September 30,
	2023	2022	2021
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$42,668	$19,914	$84,299
Denominator for basic and diluted weighted average common shares	37,315,922	34,351,663	33,234,482
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$1.14	$0.58	$2.54
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

We paid the following monthly distributions to common stockholders for the years ended September 30, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.07
	October 11, 2022	November 18, 2022	November 30, 2022	0.07
	October 11, 2022	December 20, 2022	December 30, 2022	0.07
	January 10, 2023	January 20, 2023	January 31, 2023	0.075
	January 10, 2023	February 17, 2023	February 28, 2023	0.075
	January 10, 2023	March 17, 2023	March 31, 2023	0.075
	April 11, 2023	April 21, 2023	April 28, 2023	0.08
	April 11, 2023	May 23, 2023	May 31, 2023	0.08
	April 11, 2023	June 21, 2023	June 30, 2023	0.08
	July 11, 2023	July 21, 2023	July 31, 2023	0.0825
	July 11, 2023	August 23, 2023	August 31, 2023	0.0825
	July 11, 2023	September 7, 2023	September 15, 2023(A)	0.02
	July 11, 2023	September 21, 2023	September 29, 2023	0.0825
	Year Ended September 30, 2023:			$0.9425
2022	October 12, 2021	October 22, 2021	October 29, 2021	$0.065
	October 12, 2021	November 19, 2021	November 30, 2021	0.065
	October 12, 2021	December 23, 2021	December 31, 2021	0.065
	January 11, 2022	January 21, 2022	January 31, 2022	0.065
	January 11, 2022	February 18, 2022	February 28, 2022	0.065
	January 11, 2022	March 23, 2022	March 31, 2022	0.065
	April 12, 2022	April 22, 2022	April 29, 2022	0.0675
	April 12, 2022	May 20, 2022	May 31, 2022	0.0675
	April 12, 2022	June 22, 2022	June 30, 2022	0.0675
	July 12, 2022	July 22, 2022	July 29, 2022	0.0675
	July 12, 2022	August 23, 2022	August 31, 2022	0.0675
	July 12, 2022	September 22, 2022	September 30, 2022	0.0675
	Year Ended September 30, 2022:			$0.795
(A) Represents a supplemental distribution to common stockholders.
Aggregate distributions declared and paid to our common stockholders were approximately $35.4 million and $27.3 million for the years ended September 30, 2023 and 2022, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.0 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. For the fiscal years ended September 30, 2022 and 2021, distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million and $1.0 million, respectively.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2023	2022
Common stock	$44	$35
Capital in excess of par value	481,480	395,542
Cumulative net unrealized appreciation (depreciation) of investments	(17,454)	(6,438)
Undistributed ordinary income	4,978	—
Capital loss carryforward	(54,425)	(62,910)
Other temporary differences	(5,928)	(10,742)
Net Assets	$408,695	$315,487
We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2023, we had $54.4 million of capital loss carryforwards that do not expire.
For the years ended September 30, 2023 and 2022, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2023	2022
Undistributed net investment income	$(373)	$(5,606)
Accumulated net realized losses	373	7,013
Capital in excess of par value	—	(1,407)
NOTE 10. FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2023, 2022, and 2021.
In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2%, of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2023, 2022, and 2021.
Under the RIC Modernization Act, we are permitted to carry forward capital losses that we may incur in taxable years beginning after September 30, 2011 for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2023 and 2022, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.6 million and $0.2 million as of September 30, 2023 and September 30, 2022, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2023 and 2022 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2023 and 2022, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2023	2022
Unused line of credit commitments(A)	$32,349	$36,225
Delayed draw term loans(A)	12,039	37,778
Uncalled capital commitment	843	843
Total	$45,231	$74,846
(A)There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2023	2022	2021	2020	2019	2018	2017	2016	2015	2014
Per Common Share Data:
Net asset value at beginning of year(A)	$9.08	$9.28	$7.40	$8.22	$8.32	$8.40	$8.62	$9.06	$9.51	$9.81
Income from operations(B)
Net investment income	1.10	0.94	0.79	0.81	0.84	0.85	0.84	0.84	0.84	0.87
Net realized and unrealized gain (loss) on investments	0.03	(0.35)	1.79	(0.84)	(0.15)	(0.16)	(0.12)	(0.35)	(0.50)	(0.23)
Net realized and unrealized gain (loss) on other	0.01	(0.01)	(0.04)	(0.03)	(0.01)	—	(0.05)	—	0.06	(0.11)
Total from operations	1.14	0.58	2.54	(0.06)	0.68	0.69	0.67	0.49	0.40	0.53
Distributions to common stockholders from(B)(C)
Net Investment Income	(0.94)	(0.76)	(0.75)	(0.80)	(0.82)	(0.84)	(0.84)	(0.70)	(0.84)	(0.12)
Realized gains	—	—	—	—	—	—	—	(0.14)	—	—
Return of capital	—	(0.04)	(0.03)	(0.01)	(0.02)	—	—	—	—	(0.72)
Total distributions	(0.94)	(0.80)	(0.78)	(0.81)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)	(0.84)
Capital share transactions(B)
Issuance of common stock	—	—	—	—	—	—	—	—	0.06	—
Discounts, commissions, and offering costs	—	—	(0.01)	—	(0.01)	(0.01)	(0.04)	(0.05)	(0.01)	—
Repurchase of common stock	—	—	—	—	—	—	—	0.02	—	—
Net anti-dilutive (dilutive) effect of equity offering(D)	0.13	0.02	0.15	0.05	0.07	0.08	(0.02)	(0.05)	(0.06)	—
Total capital share transactions	0.13	0.02	0.14	0.05	0.06	0.07	(0.06)	(0.08)	(0.01)	—
Other, net(B)(E)	(0.02)	—	(0.02)	—	—	—	0.01	(0.01)	—	0.01
Net asset value at end of period / year(A)	$9.39	$9.08	$9.28	$7.40	$8.22	$8.32	$8.40	$8.62	$9.06	$9.51
Per common share market value at beginning of year	$8.49	$11.30	$7.41	$9.75	$9.50	$9.50	$8.13	$8.13	$8.77	$8.73
Per common share market value at end of year	9.64	8.49	11.30	7.41	9.75	9.50	9.50	8.13	8.13	8.77
Total return(F)	24.85%	(19.16)%	64.93%	(15.75)%	12.55%	9.53%	27.90%	11.68%	2.40%	9.62%
Common stock outstanding at end of year(A)	43,508,897	34,734,796	34,304,371	31,566,850	30,345,923	28,501,980	26,160,684	23,344,422	21,131,622	21,000,160
Statement of Assets and Liabilities Data:
Net assets at end of year	$408,695	$315,487	$318,439	$233,743	$249,330	$237,092	$219,650	$201,207	$191,444	$199,660
Average net assets(G)	349,518	320,838	275,509	235,266	239,851	234,092	215,421	193,228	198,864	201,009
Senior Securities Data:
Borrowings under line of credit, at cost	$47,800	$141,800	$50,500	$128,000	$66,900	$110,000	$93,000	$71,300	$127,300	$36,700
Mandatorily redeemable preferred stock	—	—	—	—	51,750	51,750	51,750	61,000	61,000	61,000
Notes Payable	257,000	200,000	188,813	96,313	57,500	—	—	—	—	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	12.99%	9.62%	10.04%	9.69%	10.61%	9.61%	8.26%	10.16%	10.24%	9.06%
Ratio of net investment income to average net assets(J)	11.74	10.06	9.48	10.70	10.25	9.86	9.95	10.08	8.90	9.14

(A)Based on actual shares outstanding at the end of the corresponding fiscal year.
(B)Based on weighted average basic per share data.
(C)The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(D)During the fiscal years ended September 30, 2023, 2022, 2021, 2020, 2019, and 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal years ended September 30, 2017, 2016, and 2015, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.
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
(I)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 16.31%, 13.13%, 13.17%, 14.36%, 14.18%, 13.12%, 12.14%, 13.40%, 13.65%, and 11.88% for the fiscal years ended September 30, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014, respectively.
(J)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 8.49%, 6.61%, 6.40%, 6.11%, 6.74%, 6.41%, 6.13%, 6.90%, 5.55%, and 6.37% for the fiscal years ended September 30, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, 2015, and 2014, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule l-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2023, 2022, and 2021.
NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity

In November 2023, we invested $11.0 million in Quality Environmental Midco, Inc. (“Quality”) through secured first lien debt and preferred equity. We also extended Quality a $2.0 million line of credit commitment, which was unfunded at close.

Distributions
On October 10, 2023, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
October 20, 2023	October 31, 2023	$0.0825
November 20, 2023	November 30, 2023	0.0825
December 18, 2023	December 29, 2023	0.0825
	Total for the Quarter	$0.2475

Record Date	Payment Date	Distribution per Series A Preferred Stock(A)
October 25, 2023	November 3, 2023	$0.130208
November 28, 2023	December 5, 2023	0.130208
December 27, 2023	January 5, 2024	0.130208
	Total for the Quarter	$0.390624
(A) As of November 13, 2023, there are no shares of Series A Preferred Stock outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a) Disclosure Controls and Procedures
As of September 30, 2023 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to the Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Not Applicable.
d) Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement.” In addition, during the three months ended September 30, 2023, we did not adopt or terminate any Rule 10b5-1 trading arrangement.

PART III
We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.GladstoneCapital.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K
1.The following financial statements are filed herewith:
2.The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2023 and 2022	128
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

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.

3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

3.11	Fifth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 10, 2023.

4.1
Form of Certificate for Common Stock, incorporated by reference to Exhibit 99.d.2 to Pre-Effective Amendment No. 3 to the Registration Statement on Form N-2 (File No. 333-63700), filed August 23, 2001.

4.2	Form of Certificate for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.

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

4.5
Fourth Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank National Association, dated as of November 4, 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 4, 2021.

4.6
Fifth Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), dated as of August 17, 2023, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed August 17, 2023.

4.7*	Description of Securities

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

10.9
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

10.10
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

10.11
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

10.12
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

14*	Code of Ethics

19	Insider Trading Policy For Gladstone Capital Corporation, incorporated by reference to Exhibit 14 filed herewith.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2023 and 2022, (ii) the Consolidated Statements of Operations for the years ended September 30, 2023, 2022 and 2021, (iii) the Consolidated Statements of Changes in Net Assets for the years ended September 30, 2023, 2022 and 2021, (iv) the

Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022 and 2021, (v) the Consolidated Schedules of Investments as of September 30, 2023 and 2022 and (vi) the Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 13, 2023	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2023	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 13, 2023	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 13, 2023	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 13, 2023	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 13, 2023	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 13, 2023	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 13, 2023	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 13, 2023	By:	/s/ PAULA NOVARA
Paula Novara
Director

SCHEDULE 12-14
GLADSTONE CAPITAL CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2022	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2023
AFFILIATE INVESTMENTS—2.6%
Secured First Lien Debt—0.7%
Diversified/Conglomerate Manufacturing—0.7%
Edge Adhesives Holdings, Inc.—Term Debt (S + 5.5%. 10.8% Cash, Due 8/2024)	$6,140	—	(42)	2,550	—	—	345	2,895

Diversified/Conglomerate Service—0.0%
Encore Dredging Holdings, LLC—Line of Credit(G)	—	—	75	—	—	—	—	—
Encore Dredging Holdings, LLC—Term Debt(G)	—	—	3,293	22,962	362	(23,973)	649	—
Encore Dredging Holdings, LLC—Term Debt(G)	—	—	727	4,407	116	(4,648)	125	—
Encore Dredging Holdings, LLC—Delayed Draw Term Loan(G)	—	—	700	4,885	78	(5,101)	138	—
		—	$4,795	$32,254	$556	$(33,722)	$912	$—
Total Secured First Lien Debt		$—	$4,753	$34,804	$556	(33,722)	$1,257	$2,895
Preferred Equity —1.3%
Diversified/Conglomerate Manufacturing —0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	5,466	—	—	—	—	—	—	—
Diversified/Conglomerate Service—1.1%
Encore Dredging Holdings, LLC—Preferred Stock	3,840,000	—	—	2,842	—	—	1,423	4,265
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Preferred Stock	500,000	—	—	798	—	—	59	857
Total Preferred Equity		$—	$—	$3,640	$—	$—	$1,482	$5,122

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2022	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2023
Common Equity—0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.6%
Canopy Safety Brands, LLC—Common Stock	1,170,370	—	—	647	500	—	1,257	2,404
TOTAL AFFILIATE INVESTMENTS		$—	$4,753	$39,091	$1,056	$(33,722)	$3,996	$10,421
CONTROL INVESTMENTS—7.5%
Secured First Lien Debt—3.9%
Diversified/Conglomerate Manufacturing—0.9%
Lonestar EMS, LLC—Term Debt (8.0% PIK, Due 6/2027)(F)	3,927	—	302	3,030	677	—	220	3,927
Personal and Non-Durable Consumer Products (Manufacturing Only) —2.8%
WB Xcel Holdings, LLC—Line of Credit,$32 available (S + 10.5%, 15.8% Cash, Due 11/2026)	1,468	—	226	1,468	—	—	—	1,468
WB Xcel Holdings, LLC—Term Loan (S + 10.5%, 15.8% Cash, Due 11/2026)	9,825	—	1,514	9,925	—	(100)	—	9,825
		$—	$1,740	$11,393	$—	$(100)	$—	$11,293
Printing and Publishing—0.2%
TNCP Intermediate HoldCo, LLC—-Line of Credit, $1,100 available (8.0% Cash, Due 10/2024)(F)	900	—	75	1,000	—	(100)	—	900
Total Secured First Lien Debt		$—	$2,117	$15,423	$677	$(200)	$220	$16,120
Secured Second Lien Debt—1.8%
Automobile—1.8%
Defiance Integrated Technologies, Inc.—Term Debt (S + 9.6%, 14.9% Cash, Due 5/2026)	7,425	—	1,075	7,665	—	(240)	—	7,425
Unsecured Debt—0.0%
Diversified/Conglomerate Manufacturing—0.0%
LWO Acquisitions Company LLC—Term Debt(G)	$—	(95)	—	—	—	(95)	95	—
Preferred Equity—0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) —0.0%
WB Xcel Holdings, LLC - Preferred Stock	333	—	—	5,687	—	—	(5,687)	—
Common Equity—1.8%
Automobile– 1.0%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	—	—	1,147	—	—	2,801	3,948
Diversified/Conglomerate Manufacturing—0.0%
Circuitronics EMS Holdings LLC—Common Units(G)	—	(921)	—	—	—	(921)	921	—
Lonestar EMS, LLC - Common Units	100%	—	—	—	—	—	—	—
		$(921)	$—	$—	$—	$(921)	$921	$—
Machinery—0.1%
PIC 360, LLC—Common Equity Units	750	3,700	691	3,454	—	—	(3,170)	284

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2022	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2023
Printing and Publishing—0.7%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	2,337	—	—	736	3,073
Total Common Equity		$2,779	$691	$6,938	$—	$(921)	$1,288	$7,305
TOTAL CONTROL INVESTMENTS		$2,684	$3,883	$35,713	$677	$(1,456)	$(4,084)	$30,850
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
(F)Debt security has a fixed interest rate.
(G)Investment was exited/paid off during the year ended September 30, 2023.
(H)Reserved.
(I)Interest rate percentages represent cash interest rates in effect at September 30, 2023, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 5.32% as of September 30, 2023. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
(J)Reserved.
(K)Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2023. Warrants are represented as a percentage of ownership, as applicable.
(L)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2023.
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