Form 10-Q
period 2023-12-31
GLADSTONE CAPITAL CORP
filed 2024-02-05
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 2, 2024 was 43,508,897.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2023	September 30, 2023
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $709,308 and $671,397, respectively)	$708,506	$663,544
Affiliate investments (Cost of $16,746 and $16,746, respectively)	10,716	10,421
Control investments (Cost of $33,580 and $34,126, respectively)	30,763	30,850
Cash and cash equivalents	1,498	1,306
Restricted cash and cash equivalents	95	95
Interest receivable, net	6,158	6,100
Due from administrative agent	4,184	2,936
Deferred financing costs, net	1,220	1,335
Other assets, net	3,417	2,911
TOTAL ASSETS	$766,557	$719,498
LIABILITIES
Line of credit at fair value (Cost of $85,000 and $47,800, respectively)	$85,000	$47,800
Notes payable, net of unamortized deferred financing costs of $3,641 and $3,886, respectively	253,359	253,114
Accounts payable and accrued expenses	1,065	1,006
Interest payable	4,323	2,956
Fees due to Adviser(A)	2,995	3,872
Fee due to Administrator(A)	572	479
Other liabilities	1,315	1,576
TOTAL LIABILITIES	$348,629	$310,803
Commitments and contingencies(B)
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 43,508,897 and 43,508,897 shares issued and outstanding, respectively	$44	$44
Capital in excess of par value	481,480	481,480
Cumulative net unrealized appreciation (depreciation) of investments	(9,649)	(17,454)
Under (over) distributed net investment income	5,907	4,741
Accumulated net realized losses	(59,854)	(60,116)
Total distributable loss	(63,596)	(72,829)
TOTAL NET ASSETS	$417,928	$408,695
NET ASSET VALUE PER COMMON SHARE	$9.61	$9.39
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$20,810	$15,786
Affiliate investments	—	874
Control investments	751	690
Cash and cash equivalents	27	19
Total interest income (excluding PIK interest income)	21,588	17,369
PIK interest income
Non-Control/Non-Affiliate investments	1,327	788
Affiliate investments	—	139
Control investments	81	71
Total PIK interest income	1,408	998
Total interest income	22,996	18,367
Dividend income
Non-Control/Non-Affiliate investments	185	507
Control investments	—	329
Total dividend income	185	836
Other income	40	91
Total investment income	23,221	19,294
EXPENSES
Base management fee(A)	3,245	2,829
Loan servicing fee(A)	2,128	1,874
Incentive fee(A)	2,984	2,181
Administration fee(A)	454	403
Interest expense	5,032	4,629
Amortization of deferred financing costs	429	378
Professional fees	230	281
Other general and administrative expenses	495	304
Expenses, before credits from Adviser	14,997	12,879
Credit to base management fee - loan servicing fee(A)	(2,128)	(1,874)
Credits to fees from Adviser - other(A)	(1,582)	(436)
Total expenses, net of credits	11,287	10,569
NET INVESTMENT INCOME	11,934	8,725
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	—	10,335
Affiliate investments	—	—
Control investments	259	(1,016)
Other	3	253
Total net realized gain (loss)	262	9,572
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	7,051	(15,225)
Affiliate investments	295	2,211
Control investments	459	415
Total net unrealized appreciation (depreciation)	7,805	(12,599)
Net realized and unrealized gain (loss)	8,067	(3,027)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$20,001	$5,698
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.27	$0.25
Net increase (decrease) in net assets resulting from operations	$0.46	$0.16
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	43,508,897	35,207,208
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2023	2022
NET ASSETS, SEPTEMBER 30	$408,695	$315,487
OPERATIONS
Net investment income	11,934	8,725
Net realized gain (loss) on investments	259	9,319
Net realized gain (loss) on other	3	253
Net unrealized appreciation (depreciation) of investments	7,805	(12,599)
Net increase (decrease) in net assets resulting from operations	20,001	5,698
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.25 per share and $0.21 per share, respectively)(A)	(10,768)	(7,398)
Net decrease in net assets from distributions	(10,768)	(7,398)
CAPITAL TRANSACTIONS
Issuance of common stock	—	10,721
Discounts, commissions and offering costs for issuance of common stock	—	(182)
Net increase (decrease) in net assets resulting from capital transactions	—	10,539
NET INCREASE (DECREASE) IN NET ASSETS	9,233	8,839
NET ASSETS, DECEMBER 31	$417,928	$324,326
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$20,001	$5,698
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(57,998)	(13,379)
Principal repayments on investments	21,806	25,563
Net proceeds from sale of investments	263	13,873
Increase in investments due to PIK interest or other	(1,211)	(1,194)
Net change in premiums, discounts and amortization	37	(14)
Net realized loss (gain) on investments	(259)	(9,319)
Net realized loss (gain) on other	(3)	(253)
Net unrealized depreciation (appreciation) of investments	(7,805)	12,599
Amortization of deferred financing costs	429	378
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(58)	(1,376)
Decrease (increase) in funds due from administrative agent	(1,248)	(805)
Decrease (increase) in other assets, net	(506)	(387)
Increase (decrease) in accounts payable and accrued expenses	59	86
Increase (decrease) in interest payable	1,367	1,548
Increase (decrease) in fees due to Adviser(A)	(877)	1,052
Increase (decrease) in fee due to Administrator(A)	93	76
Increase (decrease) in other liabilities	(261)	377
Net cash provided by (used in) operating activities	(26,171)	34,523
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	70,200	14,800
Repayments on line of credit	(33,000)	(48,200)
Financing costs	(69)	(196)
Proceeds from issuance of common stock	—	10,721
Discounts, commissions and offering costs for issuance of common stock	—	(161)
Distributions paid to common stockholders	(10,768)	(7,398)
Net cash provided by (used in) financing activities	26,363	(30,434)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	192	4,089
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,401	2,107
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,593	$6,196
CASH PAID FOR INTEREST	$3,665	$3,081
NON-CASH ACTIVITIES(B)	$—	$2,416
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 169.5%
Secured First Lien Debt – 126.6%
Aerospace and Defense – 19.1%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 15.4% Cash, 4.0% PIK, Due 11/2026)(E)	$30,328	$30,328	$30,328
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 13.4% Cash, Due 2/2026)(C)	17,444	17,444	17,443
SpaceCo Holdings, LLC – Line of Credit, $0 available (S + 7.2%, 12.5% Cash, Due 12/2025)(C)(U)	2,000	2,000	2,000
SpaceCo Holdings, LLC – Term Debt (S + 7.2%, 12.5% Cash, Due 12/2025)(C)(U)	30,078	29,788	30,074
		79,560	79,845
Beverage, Food, and Tobacco – 16.2%
Café Zupas – Line of Credit, $1,750 available (S + 7.0%, 12.4% Cash, Due 12/2027)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $9,100 available (S + 7.0%, 12.4% Cash, Due 12/2027)(C)	1,400	1,400	1,400
Café Zupas – Term Debt (S + 7.0%, 12.4% Cash, Due 12/2027)(C)	26,250	26,250	26,250
Eegee’s LLC – Line of Credit, $0 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	1,000	1,000	1,000
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (S + 7.8%, 8.0% Cash, 5.1% PIK, Due 6/2026)(C)	3,026	3,026	3,026
Eegee’s LLC – Term Debt (S + 7.8%, 8.0% Cash, 5.1% PIK, Due 6/2026)(C)	17,146	17,146	17,145
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 14.5% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $3,500 available (S + 9.1%, 14.5% Cash, Due 9/2027)(C)	10,850	10,661	10,250
Sokol & Company Holdings, LLC – Term Debt (S + 7.0%, 12.4% Cash, Due 8/2027)(C)	8,500	8,500	8,500
		67,983	67,571
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $175 available (S + 8.0%, 13.4% Cash, Due 9/2024)(C)	1,275	1,275	1,276
GFRC 360, LLC – Term Debt (S + 8.0%, 13.4% Cash, Due 9/2024)(C)	1,000	1,000	1,001
		2,275	2,277
Diversified/Conglomerate Manufacturing – 27.4%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.6% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 3.6% PIK, Due 10/2026)(C)	21,630	21,630	21,772
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 1.4% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 1.4% PIK, Due 1/2028)(C)	27,245	27,245	25,074
OCI, LLC – Term Debt (S + 7.5%, 12.9% Cash, Due 5/2028)(C)	18,500	18,500	18,870
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.9% Cash, Due 4/2027)(C)	11,738	11,738	11,648
Unirac Holdings, Inc. – Line of Credit, $1,800 available (S + 6.3%, 11.6% Cash, Due 9/2027)(C)	422	422	426
Unirac Holdings, Inc. – Delayed Draw Term Loan, $1,675 available (S + 6.3%, 11.6% Cash, Due 9/2027)(C)	1,103	1,103	1,114
Unirac Holdings, Inc. – Term Debt (S + 6.3%, 11.6% Cash, Due 9/2027)(C)	14,813	14,519	14,961
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 12.5% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 12.5% Cash, Due 5/2027)(C)	20,529	20,529	20,625
		115,686	114,490
Diversified/Conglomerate Service – 31.3%
Axios Industrial Group, LLC – Term Debt (S + 9.1%, 14.5% Cash, Due 10/2027)(C)	11,324	11,296	11,025
DKI Ventures, LLC – Line of Credit, $25 available (9.0% Cash, Due 12/2025)(E)(F)	350	350	190
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(E)(F)	5,915	5,915	3,217
ENET Holdings, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 4/2025)(C)	22,289	22,289	21,867
Fix-It Group, LLC – Line of Credit, $1,100 available (S + 8.1%, 13.5% Cash, Due 12/2026)(C)	1,900	1,900	1,900
Fix-It Group, LLC – Term Debt (S + 8.1%, 13.5% Cash, Due 12/2026)(C)	12,200	12,200	12,318
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 8.1%, 13.5% Cash, Due 12/2026)(C)	6,911	6,911	6,911
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.9% Cash, Due 2/2028)(C)	25,500	25,500	25,500
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 13.0% Cash, 3.5% PIK, Due 3/2026)(C)	20,180	20,144	19,770
Quality Environmental Midco, Inc. – Line of Credit, $2,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	9,000	9,000	9,000
Trowbridge Chicago, LLC – Line of Credit, $2,000 available (S + 7.0%, 12.4% Cash, Due 6/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.4% Cash, Due 6/2029)(C)	5,750	5,750	5,707
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.4% Cash, Due 6/2029)(C)	1,650	1,650	1,669
WorkforceQA, LLC – Line of Credit, $1,800 available (S + 6.5%, 11.9% Cash, Due 12/2026)(C)	200	200	197
WorkforceQA, LLC – Term Debt (S + 8.3%, 13.7% Cash, Due 12/2026)(C)(H)	10,000	9,972	10,036
WorkforceQA, LLC – Term Debt (S + 9.2%, 14.5% Cash, Due 12/2026)(C)(H)	1,600	1,596	1,606
		134,673	130,913
Healthcare, Education, and Childcare – 29.6%
ALS Education, LLC – Line of Credit, $3,000 available (S + 7.0%, 12.4% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 7.0%, 12.4% Cash, Due 12/2028)(C)	32,560	32,560	32,560
HH-Inspire Acquisition, Inc. – Line of Credit, $110 available (S + 8.0%, 13.4% Cash, Due 4/2028)(C)	1,727	1,727	1,761
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)	15,972	15,972	16,292
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)	3,217	3,217	3,281
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.8% Cash, Due 3/2027)(C)(U)	28,000	27,970	27,922
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.8% Cash, Due 3/2027)(C)(U)	5,000	4,995	4,986
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 13.4% Cash, Due 4/2028)(C)	2,000	2,000	2,051
Technical Resource Management, LLC – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)	23,000	23,000	23,586
Technical Resource Management, LLC – Delayed Draw Term Loan, $2,500 available (S + 8.0%, 13.4% Cash, Due 4/2028)(C)	—	—	—
Turn Key Health Clinics, LLC – Line of Credit, $1,600 available (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	400	400	397
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	11,000	11,000	10,927
		122,841	123,763
Machinery – 1.5%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 6.4% PIK, Due 2/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 6.4% PIK, Due 2/2024)(C)	6,023	6,023	6,013
		6,023	6,013
Oil and Gas – 0.1%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	325
Telecommunications – 0.9%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.4% Cash, Due 12/2024)(E)	1,200	1,200	634
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.4% Cash, Due 12/2024)(E)	6,000	6,000	3,172
		7,200	3,806
Total Secured First Lien Debt		$536,566	$529,003
Secured Second Lien Debt – 28.5%
Automobile – 3.9%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$12,144	$12,118	$12,134
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,018	4,018	4,018
		16,136	16,152
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 13.2% Cash, Due 10/2026)(D)	3,683	3,683	2,910
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 8.5%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,048	2,048	2,048
Springfield, Inc. – Term Debt (S + 10.1%, 15.5% Cash, Due 12/2026)(C)	30,000	30,000	29,334
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.0%, 14.3% Cash, Due 5/2027)(D)(U)	5,000	4,863	4,222
		36,911	35,604
Diversified/Conglomerate Service – 4.0%
CHA Holdings, Inc. – Term Debt (S + 8.9%, 14.3% Cash, Due 4/2026)(D)(V)	3,000	2,977	2,820
Gray Matter Systems, LLC – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2026)(C)(F)	13,714	13,651	13,989
		16,628	16,809
Healthcare, Education, and Childcare – 6.6%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	27,495
Oil and Gas – 4.8%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 15.1% Cash, Due 8/2028)(C)	20,265	20,130	20,176
Total Secured Second Lien Debt		$122,288	$119,146
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$23
Preferred Equity – 5.9%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$192
Beverage, Food, and Tobacco – 1.7%
Salt & Straw, LLC – Preferred Equity(E)(G)	7,000,000	7,000	7,000
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	148
		7,075	7,148
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
Diversified/Conglomerate Manufacturing – 0.1%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	551
Diversified/Conglomerate Service – 2.8%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	8,904
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	2,000,000	2,000	2,000
Trowbridge Chicago, LLC – Preferred Stock(E)(G)	242,105	750	620
		10,250	11,524
Healthcare, Education, and Childcare – 0.5%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	2,159
Oil and Gas – 0.7%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	791
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,224
		6,838	3,015
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$32,061	$24,589
Common Equity – 8.5%
Aerospace and Defense – 6.2%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$25,205
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	756
		5,283	25,961
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	219
Beverage, Food, and Tobacco – 0.7%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	—
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,615
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,248
		1,750	2,863
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.0%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	—
		5,000	—
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	532	532	338
Healthcare, Education, and Childcare – 1.4%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	3,563
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,561
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	246
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	623
		2,786	5,993
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	203
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	146
		499	146
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	22
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,195	$35,745
Total Non-Control/Non-Affiliate Investments		$709,308	$708,506
AFFILIATE INVESTMENTS(N) – 2.6%
Secured First Lien Debt – 0.7%
Diversified/Conglomerate Manufacturing – 0.7%
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 10.9% Cash, Due 8/2024)(E)(P)	$6,140	$6,140	$2,829
Preferred Equity – 1.2%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.0%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	4,210
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	923
Total Preferred Equity		$9,806	$5,133
Common Equity – 0.7%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	$800	$2,754
Total Affiliate Investments		$16,746	$10,716
CONTROL INVESTMENTS(O) – 7.4%
Secured First Lien Debt – 3.5%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	$4,007	$4,007	$4,007
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.5%
WB Xcel Holdings, LLC – Line of Credit, $32 available (S + 10.5%, 15.9% Cash, Due 11/2026)(E)	1,468	1,468	1,363
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.9% Cash, Due 11/2026)(E)	9,800	9,800	9,100
		11,268	10,463
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2023 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Printing and Publishing – 0.1%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,700 available (8.0% Cash, Due 10/2024)(E)(F)	300	300	300
Total Secured First Lien Debt		$15,575	$14,770
Secured Second Lien Debt – 1.8%
Automobile– 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 15.0% Cash, Due 5/2026)(E)	$7,425	$7,425	$7,425
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	$2,750	$—
Common Equity – 2.1%
Automobile– 0.9%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$3,805
Diversified/Conglomerate Manufacturing – 0.3%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	1,131
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	3,632
Total Common Equity		$7,830	$8,568
Total Control Investments		$33,580	$30,763
TOTAL INVESTMENTS – 179.5%		$759,634	$749,985
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $678.9 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2023, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of December 31, 2023.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 5.35% as of December 31, 2023. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near December 31, 2023, offered by the respective syndication agent’s trading desk.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2023.
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
(U)The cash interest rate on this investment was indexed to 90-day SOFR, which was 5.33% as of December 31, 2023.
(V)Investment was exited subsequent to December 31, 2023. Refer to Note 12 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 162.4%
Secured First Lien Debt – 120.3%
Aerospace and Defense – 19.3%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 15.3% Cash, 4.0% PIK, Due 11/2026)(E)	$30,048	$30,048	$30,048
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 2/2026)(C)	17,738	17,738	17,294
SpaceCo Holdings, LLC – Line of Credit, $550 available (S + 7.2%, 12.5% Cash, Due 12/2025)(C)(U)	1,450	1,450	1,434
SpaceCo Holdings, LLC – Term Debt (S + 7.2%, 12.5% Cash, Due 12/2025)(C)(U)	30,284	29,961	29,944
		79,197	78,720
Beverage, Food, and Tobacco – 17.8%
Café Zupas – Line of Credit, $1,500 available (S + 6.8%, 12.1% Cash, Due 12/2024)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $2,070 available (S + 6.8%, 12.1% Cash, Due 12/2024)(C)	7,970	7,970	7,850
Café Zupas – Term Debt (S + 6.8%, 12.1% Cash, Due 12/2024)(C)	23,460	23,460	23,108
Eegee’s LLC – Line of Credit, $1,000 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	3,000	3,000	2,865
Eegee’s LLC – Term Debt (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	17,000	17,000	16,235
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $1,300 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	10,200	10,133	9,715
Sokol & Company Holdings, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 8/2027)(C)	13,500	13,500	13,095
		75,063	72,868
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $175 available (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,275	1,275	1,205
GFRC 360, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,000	1,000	945
		2,275	2,150
Diversified/Conglomerate Manufacturing – 27.9%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.6% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 10/2026)(C)	21,500	21,500	19,726
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	27,154	27,154	26,000
OCI, LLC – Term Debt (S + 7.5%, 12.8% Cash, Due 5/2028)(C)	20,000	20,000	19,800
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.8% Cash, Due 4/2027)(C)	11,768	11,768	10,900
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	978	978	980
Unirac Holdings, Inc. – Delayed Draw Term Loan, $1,669 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	1,108	1,108	1,111
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	14,888	14,577	14,925
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	20,747	20,747	20,436
		117,832	113,878
Diversified/Conglomerate Service – 25.5%
Axios Industrial Group, LLC – Term Debt (S + 8.6%, 13.9% Cash, Due 10/2027)(C)	11,550	11,519	11,291
DKI Ventures, LLC – Line of Credit, $170 available (9.0% Cash, Due 12/2025)(C)(F)	205	205	113
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(C)(F)	5,915	5,915	3,253
ENET Holdings, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 4/2025)(C)	22,289	22,289	21,397
Fix-It Group, LLC – Line of Credit, $2,500 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	500	500	499
Fix-It Group, LLC – Term Debt (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	12,200	12,200	12,170
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	6,911	6,911	6,894
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.8% Cash, Due 2/2028)(C)	13,500	13,500	13,399
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.9% Cash, 3.5% PIK, Due 3/2026)(C)	20,146	20,107	17,628
Trowbridge Chicago, LLC – Line of Credit, $2,000 available (S + 7.0%, 12.3% Cash, Due 6/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 6/2029)(C)	5,750	5,750	5,664
WorkforceQA, LLC – Line of Credit, $1,600 available (S + 6.5%, 11.8% Cash, Due 12/2026)(C)	400	400	400
WorkforceQA, LLC – Term Debt (S + 8.4%, 13.7% Cash, Due 12/2026)(C)(H)	10,000	9,971	9,987
WorkforceQA, LLC – Term Debt (S + 9.3%, 14.6% Cash, Due 12/2026)(C)(H)	1,600	1,595	1,598
		110,862	104,293
Healthcare, Education, and Childcare – 26.5%
ALS Education, LLC – Line of Credit, $3,000 available (S + 7.0%, 12.3% Cash, Due 5/2025)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 5/2025)(C)	18,700	18,700	18,700
HH-Inspire Acquisition, Inc. – Line of Credit, $478 available (S + 8.0%, 13.4% Cash, Due 4/2028)(C)(U)	1,359	1,359	1,347
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)(U)	16,013	16,013	15,872
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.4% Cash, Due 4/2028)(C)(U)	3,225	3,225	3,197
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.9% Cash, Due 3/2027)(C)(U)	28,000	27,968	27,965
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.9% Cash, Due 3/2027)(C)(U)	5,000	4,994	4,994
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	2,000	2,000	1,970
Technical Resource Management, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	23,000	23,000	22,655
Technical Resource Management, LLC – Delayed Draw Term Loan, $2,500 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	—	—	—
Turn Key Health Clinics, LLC – Line of Credit, $1,500 available (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	500	500	499
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	11,000	11,000	10,986
		108,759	108,185
Machinery – 1.4%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 2/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 2/2024)(C)	5,928	5,928	5,724
		5,928	5,724
Telecommunications – 1.4%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.3% Cash, Due 12/2024)(C)	1,200	1,200	978
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.3% Cash, Due 12/2024)(C)	6,000	6,000	4,890
		7,200	5,868
Total Secured First Lien Debt		$507,116	$491,686
Secured Second Lien Debt – 29.5%
Automobile – 3.8%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	12,083	12,053	11,675
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,000	4,000	4,000
		16,053	15,675
Beverage, Food, and Tobacco – 0.6%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 13.2% Cash, Due 10/2026)(D)	3,683	3,683	2,495
Diversified/Conglomerate Manufacturing – 8.9%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,012	2,012	1,992
Springfield, Inc. – Term Debt (S + 10.1%, 15.4% Cash, Due 12/2026)(C)	30,000	30,000	29,850
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.0%, 14.4% Cash, Due 5/2027)(D)(U)	5,000	4,856	4,294
		36,868	36,136
Diversified/Conglomerate Service – 4.0%
CHA Holdings, Inc. – Term Debt (S + 9.0%, 14.4% Cash, Due 4/2026)(D)(U)	3,000	2,974	2,820
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Gray Matter Systems, LLC – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2026)(C)(F)	13,645	13,578	13,645
		16,552	16,465
Healthcare, Education, and Childcare – 7.1%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)	28,800	28,800	28,800
Oil and Gas – 5.1%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 15.1% Cash, Due 8/2028)(C)	21,015	20,871	20,858
Total Secured Second Lien Debt		$122,827	$120,429
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0% Cash, Due 6/2022)(E)(F)	198	198	24
Preferred Equity – 5.3%
Automobile – 0.0%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	183
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	141
Buildings and Real Estate – 0.1%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	253
Diversified/Conglomerate Manufacturing – 0.3%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	1,225
Diversified/Conglomerate Service – 2.4%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)(G)	7,000,000	7,000	8,904
Trowbridge Chicago, LLC – Preferred Stock(E)(G)	242,105	750	750
		8,250	9,654
Healthcare, Education, and Childcare – 0.8%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	3,451
Oil and Gas – 1.7%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	4,508
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,318
		6,838	6,826
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$23,061	$21,733
Common Equity – 7.3%
Aerospace and Defense – 4.7%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	4,283	18,436
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	680
		5,283	19,116
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	340
Beverage, Food, and Tobacco – 0.8%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	31
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,612
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,641
		1,750	3,284
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Diversified/Conglomerate Manufacturing – 0.0%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	—
		5,000	—
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	532	532	359
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value

Healthcare, Education, and Childcare – 1.5%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	2,794
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,562
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	231
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	1,415
		2,786	6,002
Machinery – 0.1%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	403
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	146
		499	146
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	22
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,195	$29,672
Total Non-Control/Non-Affiliate Investments		$671,397	$663,544
AFFILIATE INVESTMENTS(N) – 2.6%
Secured First Lien Debt – 0.7%
Diversified/Conglomerate Manufacturing – 0.7%
Edge Adhesives Holdings, Inc. (S) – Term Debt (S + 5.5%, 10.8% Cash, Due 8/2024)(E)(P)	6,140	6,140	2,895
Preferred Equity – 1.3%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	5,466	$—
Diversified/Conglomerate Service– 1.1%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	4,265
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	857
Total Preferred Equity		$9,806	$5,122
Common Equity – 0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	2,404
Total Affiliate Investments		$16,746	$10,421
CONTROL INVESTMENTS(O) – 7.5%
Secured First Lien Debt – 3.9%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	3,927	3,927	3,927
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.8%
WB Xcel Holdings, LLC – Line of Credit, $32 available (S + 10.5%, 15.8% Cash, Due 11/2026)(E)	1,468	1,468	1,468
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.8% Cash, Due 11/2026)(E)	9,825	9,825	9,825
		11,293	11,293
Printing and Publishing – 0.2%
TNCP Intermediate HoldCo, LLC – Line of Credit, $1,100 available (8.0% Cash, Due 10/2024)(E)(F)	900	900	900
Total Secured First Lien Debt		$16,120	$16,120
Secured Second Lien Debt – 1.8%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.9% Cash, Due 5/2026)(E)	7,425	7,425	7,425
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	$—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2023 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Common Equity – 1.8%
Automobile – 1.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	580	3,948
Diversified/Conglomerate Manufacturing – 0.0%
Lonestar EMS, LLC – Common Units(E)(G)	100.0%	6,750	—
Machinery – 0.1%
PIC 360, LLC – Common Equity Units(E)(G)	750	1	284
Printing and Publishing – 0.7%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	3,073
Total Common Equity		$7,831	$7,305
Total Control Investments		$34,126	$30,850
TOTAL INVESTMENTS(V) – 172.5%		$722,269	$704,815
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $628.3 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2023, our investments in Leeds and Funko are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of September 30, 2023.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month SOFR, which was 5.32% as of September 30, 2023. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
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
DECEMBER 31, 2023
(DOLLAR AMOUNTS IN TABLES IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE INDICATED)
NOTE 1. ORGANIZATION
Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiaries. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains.

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three month periods ended December 31, 2023 and December 31, 2022.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2024 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 13, 2023.
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
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 under the 1940 Act (the “Policy”) and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee ("Valuation Designee") under the 1940 Act.
In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. Such review and oversight includes receiving written fair value determinations and supporting materials provided by the Valuation Designee, in coordination with the Administrator and with the oversight by the Company's chief valuation officer (collectively, the “Valuation Team”). The Valuation Committee of our Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy, and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overrides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuation Designee's determinations to the entire Board of Directors so that the full Board of Directors may review the Valuation Designee's determined fair values of such investments in accordance with the Policy.
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
Use of Third Party Valuation Firms
The Valuation Team engages third-party valuation firms to provide independent assessments of fair value of certain of our investments.
A third-party valuation firm generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns the third-party valuation firm’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates this third-party valuation firm’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from the third-party valuation firm’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Designee’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.

We may engage other independent valuation firms to provide earnings multiple ranges, as well as other information, and evaluate such information for incorporation into the total enterprise value (“TEV”) of certain of our investments. Generally, at least once per year, we engage an independent valuation firm to value or review the valuation of each of our significant equity investments, which includes providing the information noted above. The Valuation Team evaluates such information for incorporation into our TEV, including review of all inputs provided by the independent valuation firm. The Valuation Team then presents a determination to our Valuation Committee as to the fair value. Our Valuation Committee reviews the determined fair value and whether it is reasonable in light of the Policy and other relevant facts and circumstances.
Valuation Techniques
In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:
•Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or EBITDA); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions; and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.8 million, or 0.4% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
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
As of each of December 31, 2023 and September 30, 2023, we held four OID loans. We recorded OID income of $52 thousand and $49 thousand during the three months ended December 31, 2023 and December 31, 2022, respectively. The unamortized balance of OID investments as of both December 31, 2023 and September 30, 2023 totaled $0.7 million. As of December 31, 2023 and September 30, 2023, we had ten and eight investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.4 million and $1.0 million during the three months ended December 31, 2023 and December 31, 2022, respectively. We collected $0 and $0.4 million of PIK interest in cash during the three months ended December 31, 2023 and December 31, 2022, respectively.
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
As of December 31, 2023 and September 30, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2023 and 2022, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of December 31, 2023 and September 30, 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of December 31, 2023:
Secured first lien debt	$546,602		$—	$—		$546,602
Secured second lien debt	126,571		—	—		126,571
Unsecured debt	23		—	—		23
Preferred equity	29,722		—	—		29,722
Common equity/equivalents	46,821	(A)	—	22	(B)	46,799
Total Investments as of December 31, 2023	$749,739		$—	$22		$749,717

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Secured first lien debt	$510,701		$—	$—		$510,701
Secured second lien debt	127,854		—	—		127,854
Unsecured debt	24		—	—		24
Preferred equity	26,855		—	—		26,855
Common equity/equivalents	39,150	(A)	—	22	(B)	39,128
Total Investments as of September 30, 2023	$704,584		$—	$22		$704,562
(A)Excludes our investment in Leeds with a fair value of $0.2 million and $0.2 million as of December 31, 2023 and September 30, 2023, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2023 and September 30, 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2023		September 30, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$529,003		$491,686
Secured second lien debt	119,146		120,429
Unsecured debt	23		24
Preferred equity	24,589		21,733
Common equity/equivalents	35,477	(A)	29,419	(B)
Total Non-Control/Non-Affiliate Investments	$708,238		$663,291
Affiliate Investments
Secured first lien debt	$2,829		$2,895
Preferred equity	5,133		5,122
Common equity/equivalents	2,754		2,404
Total Affiliate Investments	$10,716		$10,421
Control Investments
Secured first lien debt	$14,770		$16,120
Secured second lien debt	7,425		7,425
Common equity/equivalents	8,568		7,305
Total Control Investments	$30,763		$30,850
Total Investments at Fair Value Using Level 3 Inputs	$749,717		$704,562

(A)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively, as of December 31, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively, as of September 30, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2023 and September 30, 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2023	September 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2023	September 30, 2023

Secured first lien debt	$491,137	$461,638	Yield Analysis	Discount Rate	11.4% - 17.6% / 13.4%	11.8% - 29.9% / 14.8%
	55,465	49,063	TEV	EBITDA multiple	4.5x – 6.4x / 6.4x	4.7x – 6.8x / 6.7x
				EBITDA	$1,068 - $18,154 / $17,860	$995 - $14,002 / $13,624
				Revenue multiple	0.3x – 0.8x / 0.6x	0.3x – 0.8x / 0.6x
				Revenue	$9,675 - $33,040 / $17,731	$14,934 - $16,283 / $15,361

Secured second lien debt	109,194	110,820	Yield Analysis	Discount Rate	12.3% - 16.4% / 14.8%	12.5% - 15.6% / 14.5%
	9,952	9,609	Market Quote	IBP	79.0% - 94.0% / 85.2%	67.8% - 94.0% / 82.2%
	7,425	7,425	TEV	EBITDA multiple	5.3x – 5.3x / 5.3x	5.6x – 5.6x / 5.6x
				EBITDA	$3,798 - $3,798 / $3,798	$3,690 - $3,690 / $3,690

Unsecured debt	23	24	TEV	Revenue multiple	1.0x – 1.0x / 1.0x	1.0x – 1.0x / 1.0x
				Revenue	$4,752 - $4,752 / $4,752	$5,044 - $5,044 / $5,044

Preferred and common equity / equivalents(A)	76,521	65,983	TEV	EBITDA multiple	4.5x – 13.1x / 7.4x	4.7x – 13.0x / 6.9x
				EBITDA	$1,068 -$127,874 / $11,049	$995 -$112,841 / $10,570
				Revenue multiple	0.3x – 3.0x / 1.2x	0.3x– 3.0x / 1.2x
				Revenue	$4,493 -$33,040 / $16,517	$4,213 -$16,283 / $14,959
Total Level 3 Investments, at Fair Value	$749,717	$704,562
(A)Fair value as of December 31, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively. Fair value as of September 30, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both December 31, 2023 and September 30, 2023.

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2023 and 2022 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	259	259
Net unrealized appreciation (depreciation)(B)	6,996	(744)	(1)	(6,133)	7,955	8,073
Reversal of prior period net depreciation (appreciation) on realization(B)	—	—	—	—	(283)	(283)
New investments, repayments and settlements: (C)
Issuances/originations	50,024	185	—	9,000	—	59,209
Settlements/repayments	(21,119)	(724)	—	—	—	(21,843)
Net proceeds from sales	—	—	—	—	(260)	(260)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2023	$546,602	$126,571	$23	$29,722	$46,799	$749,717

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three Months Ended December 31, 2022	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	—	—	(95)	—	4,995	4,900
Net unrealized appreciation (depreciation)(B)	(455)	(544)	(10)	(906)	(784)	(2,699)
Reversal of prior period net depreciation (appreciation) on realization(B)	103	—	95	—	(4,995)	(4,797)
New investments, repayments and settlements: (C)
Issuances/originations	11,475	182	—	—	500	12,157
Settlements/repayments	(24,738)	(811)	—	—	—	(25,549)
Net proceeds from sales	—	—	—	—	(7,978)	(7,978)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2022	$450,243	$114,755	$45	$26,140	$28,011	$619,194
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

Investment Activity
Proprietary Investments
As of December 31, 2023 and September 30, 2023, we held 47 proprietary investments with an aggregate fair value of $739.9 million and $695.1 million, or 98.7% and 98.6% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2023:

•In November 2023, we invested $11.0 million in Quality Environmental Midco, Inc. (“Quality”) through secured first lien debt and preferred equity. We also extended Quality a $2.0 million secured first lien line of credit commitment, which was unfunded as of December 31, 2023.
•In November 2023, we extended Cafe Zupas, an existing portfolio company, a new $10.5 million secured first lien delayed draw term loan commitment, which was unfunded at close. We funded $1.4 million on the delayed draw term loan in December 2023. In addition, our existing term loan was paid down by $7.3 million.
•In November 2023, our remaining investment in PIC 360, LLC was sold resulting in a net realized gain of $0.3 million.
•In December 2023, we invested an additional $14.3 million in ALS Education, LLC, an existing portfolio company, through secured first lien debt.
•In December 2023, we invested an additional $12.0 million in Leadpoint Business Services, LLC, an existing portfolio company, through secured first lien debt.
•In December 2023, we invested an additional $7.0 million in Salt & Straw, LLC, an existing portfolio company, through preferred equity. We also increased our delayed draw term loan commitment to Salt & Straw, LLC by $2.9 million.
Syndicated Investments
As of December 31, 2023 and September 30, 2023, we held four syndicated investments with an aggregate fair value of $10.1 million and $9.7 million, or 1.3% and 1.4% of the total investment portfolio at fair value, respectively.
Investment Concentrations
As of December 31, 2023, our investment portfolio consisted of investments in 51 portfolio companies located in 24 states in 12 different industries, with an aggregate fair value of $750.0 million. The five largest investments at fair value as of December 31, 2023 totaled $185.7 million, or 24.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2023 totaling $176.9 million, or 25.1% of our total investment portfolio. As of December 31, 2023 and September 30, 2023, our average investment by obligor was $14.9 million and $14.2 million at cost, respectively.
The following table outlines our investments by security type as of December 31, 2023 and September 30, 2023:

	December 31, 2023				September 30, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$558,281	73.5%	$546,602	72.9%	$529,376	73.3%	$510,701	72.5%
Secured second lien debt	129,713	17.1	126,571	16.9	130,252	18.1	127,854	18.1
Unsecured debt	198	0.0	23	0.0	198	0.0	24	0.0
Total debt investments	688,192	90.6	673,196	89.8	659,826	91.4	638,579	90.6
Preferred equity	44,617	5.9	29,722	3.9	35,617	4.9	26,855	3.8
Common equity/equivalents	26,825	3.5	47,067	6.3	26,826	3.7	39,381	5.6
Total equity investments	71,442	9.4	76,789	10.2	62,443	8.6	66,236	9.4
Total Investments	$759,634	100.0%	$749,985	100.0%	$722,269	100.0%	$704,815	100.0%

Our investments at fair value consisted of the following industry classifications as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$163,817	21.8%	$135,060	19.2%
Healthcare, Education, and Childcare	159,410	21.3	146,438	20.8
Diversified/Conglomerate Manufacturing	158,612	21.1	158,061	22.4
Aerospace and Defense	105,806	14.1	97,836	13.9
Beverage, Food, and Tobacco	80,492	10.7	78,788	11.2
Automobile	27,793	3.7	27,571	3.9
Oil and Gas	23,662	3.2	27,830	3.9
Personal and Non-Durable Consumer Products	14,162	1.9	14,576	2.1
Machinery	6,216	0.9	6,411	0.9
Other, < 2.0%	10,015	1.3	12,244	1.7
Total Investments	$749,985	100.0%	$704,815	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of December 31, 2023 and September 30, 2023:

	December 31, 2023		September 30, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$289,458	38.6%	$273,181	38.8%
West	242,651	32.4	224,235	31.8
Midwest	154,155	20.5	145,122	20.6
Northeast	63,721	8.5	62,277	8.8
Total Investments	$749,985	100.0%	$704,815	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2023:

		Amount
For the remaining nine months ending September 30:	2024(A)	$21,950
For the fiscal years ending September 30:	2025	42,960
	2026	140,846
	2027	253,699
	2028	185,178
	Thereafter	44,847
	Total contractual repayments	$689,480
	Adjustments to cost basis of debt investments	(1,288)
	Investments in equity securities	71,442
	Investments held as of December 31, 2023 at cost:	$759,634
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of December 31, 2023.

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2023 and September 30, 2023, we had gross receivables from portfolio companies of $0.9 million and $0.8 million, respectively. The allowance for uncollectible receivables was $14 thousand and $9 thousand as of December 31, 2023 and September 30, 2023, respectively.
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
The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2023	2022
Average total assets subject to base management fee(A)	$741,714	$646,629
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,245	$2,829
Portfolio company fee credit	(1,551)	(404)
Syndicated loan fee credit	(31)	(32)
Net Base Management Fee	$1,663	$2,393
Loan servicing fee(B)	2,128	1,874
Credit to base management fee - loan servicing fee(B)	(2,128)	(1,874)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,984	2,181
Incentive fee credit	—	—
Net Incentive Fee	$2,984	$2,181
Portfolio company fee credit	(1,551)	(404)
Syndicated loan fee credit	(31)	(32)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(1,582)	$(436)

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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended December 31, 2023 and 2022.
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
•100.0% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.1875% (2.50% from April 1, 2022 through March 31, 2023) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter; and
•20.0% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% (2.50% from April 1, 2022 through March 31, 2023) of our net assets, adjusted appropriately for any share issuances or repurchases during the period, in any calendar quarter.

The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2023, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2023.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer) serve as members of the board of managers and executive officers of the Administrator, which, as of December 31, 2023, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $55 thousand and $16 thousand during the three months ended December 31, 2023 and 2022, respectively.
Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2023	September 30, 2023
Base management fee due to (from) Adviser	$(464)	$670
Loan servicing fee due to Adviser	475	455
Incentive fee due to Adviser	2,984	2,747
Total fees due to Adviser	2,995	3,872
Fee due to Administrator	572	479
Total Related Party Fees Due	$3,567	$4,351
In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2023 and September 30, 2023 totaled $22 thousand and $65 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $22 thousand and $19 thousand as of December 31, 2023 and September 30, 2023, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2023 and September 30, 2023.
NOTE 5. BORROWINGS
Revolving Line of Credit

On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of December 31, 2023, our Credit Facility had a total commitment amount of $233.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025, and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
On December 12, 2023, we, through Business Loan, entered into Amendment No. 5 to the Credit Facility to increase the commitment amount from $223.7 million to $233.7 million.
The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2023	September 30, 2023
Commitment amount	$233,659	$223,659
Line of credit outstanding, at cost	85,000	47,800
Availability(A)	130,302	169,060

	For the Three Months Ended December 31,
	2023	2022
Weighted average borrowings outstanding, at cost	$48,582	$129,062
Weighted average interest rate(B)	12.7%	6.9%
Commitment (unused) fees incurred	$437	$156

(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2023 and September 30, 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $408.9 million as of December 31, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2023, and as defined in our Credit Facility, we had a net worth of $670.1 million, asset coverage on our “senior securities representing indebtedness” of 219.3%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of December 31, 2023. As of December 31, 2023, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 0.75% unused commitment fee. As of September 30, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2023 and September 30, 2023, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2023 and September 30, 2023, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2023 and 2022:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2023	September 30, 2023
Credit Facility	$85,000	$47,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2023	2022
Fair value as of September 30, 2023 and 2022, respectively	$47,800	$141,800
Borrowings	70,200	14,800
Repayments	(33,000)	(48,200)
Net unrealized appreciation	—	—
Fair Value as of December 31, 2023 and 2022, respectively	$85,000	$108,400
The fair value of the collateral under our Credit Facility totaled approximately $678.9 million and $628.3 million as of December 31, 2023 and September 30, 2023, respectively.
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
The fair value, based on the last quoted closing price, of the 2028 Notes as of December 31, 2023 was $57.4 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of December 31, 2023 was $45.9 million. The fair value, based on a DCF analysis, of the 2026 Notes as of December 31, 2023 was $145.9 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. CUMULATIVE REDEEMABLE PREFERRED STOCK OFFERING
In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share (the “Series A Offering”). As of December 31, 2023, no shares of Series A Preferred Stock have been issued.

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
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2023, we had the ability to issue up to an additional $151.1 million in securities under the registration statement.

Common Stock At-the-Market Offerings

In May 2021, we entered into an equity distribution agreement with Jefferies LLC (as amended and restated, the “Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $100.0 million in an “at the market offering” (the “ATM Program”). In July 2023, we amended and restated the Sales Agreement to add Huntington Securities, Inc. as a sales agent under the ATM Program. We did not issue any shares under the Sales Agreement during the three months ended December 31, 2023. As of December 31, 2023, we had a remaining capacity to sell up to an additional $0.4 million of our common stock under the Sales Agreement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$20,001	$5,698
Denominator: basic and diluted weighted average common share	43,508,897	35,207,208
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.46	$0.16
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
For the calendar year ended December 31, 2023, 100.0% of distributions to common stockholders were deemed to be paid from ordinary income for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2022, 93.2% of distributions to common stockholders were deemed to be paid from ordinary income and 6.8% of distributions were deemed to be return of capital for 1099 stockholder reporting purposes.
We paid the following monthly distributions to common stockholders for the three months ended December 31, 2023 and 2022:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.0825
	October 10, 2023	November 20, 2023	November 30, 2023	0.0825
	October 10, 2023	December 18, 2023	December 29, 2023	0.0825
	Three Months Ended December 31, 2023:			$0.2475

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.07
	October 11, 2022	November 18, 2022	November 30, 2022	0.07
	October 11, 2022	December 20, 2022	December 30, 2022	0.07
	Three Months Ended December 31, 2022:			$0.21

Aggregate distributions declared and paid to our common stockholders were approximately $10.8 million and $7.4 million for the three months ended December 31, 2023 and 2022, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.0 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
For the three months ended December 31, 2023 and the fiscal year ended September 30, 2023, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2023	Year Ended September 30, 2023
Undistributed net investment income	$—	$(373)
Accumulated net realized gain (loss)	—	373
Capital in excess of par value	—	—
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2023 and September 30, 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.6 million as of each of December 31, 2023 and September 30, 2023.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2023 and September 30, 2023 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2023 and September 30, 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2023	September 30, 2023
Unused line of credit commitments(A)	$32,592	$32,349
Delayed draw term loans(A)	21,275	12,039
Uncalled capital commitment	843	843
Total	$54,710	$45,231
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.
NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2023	2022
Per Common Share Data:
Net asset value at beginning of period(A)	$9.39	$9.08
Income from operations(B)
Net investment income	0.27	0.25
Net realized and unrealized gain (loss) on investments	0.19	(0.10)
Net realized and unrealized gain (loss) on other	—	0.01
Total from operations	0.46	0.16
Distributions to common stockholders from(B)(C)
Net investment income	(0.25)	(0.21)
Return of capital	—	—
Total distributions	(0.25)	(0.21)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.03
Total capital share transactions	—	0.03
Other, net	0.01	—
Net asset value at end of period(A)	$9.61	$9.06
Per common share market value at beginning of period	$9.64	$8.49
Per common share market value at end of period	10.70	9.62
Total return(E)	13.74%	15.77%
Common stock outstanding at end of period(A)	43,508,897	35,814,602
Statement of Assets and Liabilities Data:
Net assets at end of period	$417,928	$324,326
Average net assets(F)	412,965	326,934
Senior Securities Data:
Borrowings under line of credit, at cost	85,000	108,400
Notes payable	257,000	200,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	10.93%	12.93%
Ratio of net investment income to average net assets – annualized(I)	11.56%	10.68%
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.57% and 15.79% for the three months ended December 31, 2023 and 2022, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 7.99% and 7.87% for the three months ended December 31, 2023 and 2022, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity

In January 2024, our investment in CHA Holdings, Inc. paid off at par for net cash proceeds of $3.0 million.
Registration Statement

Our new shelf registration statement was declared effective on January 17, 2024 and permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock.
Distributions and Dividends
On January 9, 2024, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
January 23, 2024	January 31, 2024	$0.0825
February 21, 2024	February 29, 2024	0.0825
March 21, 2024	March 29, 2024	0.0825
	Total for the Quarter:	$0.2475

Record Date	Payment Date	Distribution per Series A Preferred Stock(A)
January 25, 2024	February 5, 2024	$0.130208
February 27, 2024	March 5, 2024	0.130208
March 26, 2024	April 5, 2024	0.130208
	Total for the Quarter:	$0.390624
(A)    As of February 2, 2024, there were 14,000 shares of Series A Preferred Stock outstanding.

New Investment Advisory Agreement
On January 24, 2024, we reconvened our Special Meeting of Stockholders (the “Special Meeting”) that was adjourned on December 11, 2023 and again on January 4, 2024. Our stockholders voted and approved the new investment advisory agreement between us and the Adviser (the “New Advisory Agreement”).
The New Advisory Agreement is the result of an anticipated change in control of the Adviser. From inception, the Adviser has been 100% indirectly owned and controlled by David Gladstone. David Gladstone owns 100% of the voting and economic interests of The Gladstone Companies, Ltd., which in turn owns 100% of the voting and economic interests of The Gladstone Companies, Inc., which in turn owns 100% of the voting and economic interests of the Adviser. Immediately after approval at the Special Meeting, the Adviser entered into a voting trust agreement (the “Voting Trust Agreement”), among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone, and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust (the “Voting Trust Board”), the Adviser and certain stockholders of the Adviser, pursuant to which David Gladstone deposited all of his indirect interests in the Adviser, which represented 100% of the voting and economic interests thereof, with the voting trust.
Pursuant to the Voting Trust Agreement, prior to its Effective Date (as defined below) David Gladstone has, in his sole discretion, the full, exclusive and unqualified right and power to vote in person or by proxy all of the shares of common stock of the Adviser deposited with the voting trust at all meetings of the stockholders of the Adviser in respect of any and all matters on which the stockholders of the Adviser are entitled to vote under the Adviser’s certificate of incorporation or applicable law, to give consents in lieu of voting such shares of common stock of the Adviser at a meeting of the stockholders of the Adviser in respect of any and all matters on which stockholders of the Adviser are entitled to vote under its certificate of incorporation or applicable law, to enter into voting agreements, waive notice of any meeting of stockholders of the Adviser in respect of such shares of common stock of the Adviser and to grant proxies with respect to all such shares of common stock of the Adviser with respect to any lawful corporate action (collectively, the “Voting Powers”).
Commencing on the Effective Date, the Voting Trust Board shall have the full, exclusive and unqualified right and power to exercise the Voting Powers. Each member of the Voting Trust Board shall hold 20% of the voting power of the Voting Trust Board as of the Effective Date. The “Effective Date” shall occur on the earliest of (i) the death of David Gladstone, (ii) David Gladstone’s election (in his sole discretion), and (iii) one year from the date the Voting Trust Agreement is entered into. Following entry into the Voting Trust Agreement, the current members of senior management of the Adviser will continue to manage the day-to-day aspects of the Adviser.
There are no changes to the terms of the Advisory Agreement currently in effect (the "Original Advisory Agreement") in the New Advisory Agreement, including the fee structure and services to be provided, other than the date and term of the New Advisory Agreement as compared to the Original Advisory Agreement. In addition to there being no changes to the fee structure, no other fees or expenses currently paid by us will change as a result of entry into the New Advisory Agreement. There will be no changes to our principal investment objective, investment strategies, fundamental investment restrictions, or principal risks as a result of entry into the Voting Trust Agreement or New Advisory Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, rising interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone, Terry Lee Brubaker or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2023. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2023, our investment portfolio was made up of approximately 90.6% debt investments and 9.4% equity investments, at cost.
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
Business
Portfolio and Investment Activity
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on one-month Term Secured Overnight Financing Rate (“SOFR”) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.
During the three months ended December 31, 2023, we invested $11.0 million in one new portfolio company and extended $47.0 million in investments to existing portfolio companies. In addition, we exited one portfolio company during the three months ended December 31, 2023. We received a total of $22.1 million in combined net proceeds and principal repayments from the aforementioned portfolio company exit, as well as principal repayments by existing portfolio companies, during the three months ended December 31, 2023. Our overall portfolio consists of 51 portfolio companies as of December 31, 2023 and increased by $37.4 million at cost since September 30, 2023. From our initial public offering in August 2001 through December 31, 2023, we have made 646 different loans to, or investments in, 274 companies for a total of approximately $2.7 billion, before giving effect to principal repayments on investments and divestitures.
During the three months ended December 31, 2023, the following significant transactions occurred:
Proprietary Investments

•In November 2023, we invested $11.0 million in Quality Environmental Midco, Inc. (“Quality”) through secured first lien debt and preferred equity. We also extended Quality a $2.0 million secured first lien line of credit commitment, which was unfunded at close.
•In November 2023, we extended Cafe Zupas, an existing portfolio company, a new $10.5 million secured first lien delayed draw term loan commitment, which was unfunded at close. We funded $1.4 million on the delayed draw term loan in December 2023. In addition, our existing term loan was paid down by $7.3 million.
•In November 2023, our remaining investment in PIC 360, LLC was sold resulting in a net realized gain of $0.3 million.
•In December 2023, we invested an additional $14.3 million in ALS Education, LLC, an existing portfolio company, through secured first lien debt.
•In December 2023, we invested an additional $12.0 million in Leadpoint Business Services, LLC, an existing portfolio company, through secured first lien debt.
•In December 2023, we invested an additional $7.0 million in Salt & Straw, LLC, an existing portfolio company, through preferred equity. We also increased our delayed draw term loan commitment to Salt & Straw, LLC by $2.9 million.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2025, and currently have a total commitment amount of $233.7 million. In August 2023, we completed an offering of $57.0 million aggregate principal amount of the 2028 Notes. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
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
On December 31, 2023, the closing market price of our common stock was $10.70 per share, an 11.3% premium to our December 31, 2023 NAV per share of $9.61.

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
As of December 31, 2023, our asset coverage on our “senior securities representing indebtedness” was 219.3%.
Recent Developments
Distributions
On January 9, 2024, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
January 23, 2024	January 31, 2024	$0.0825
February 21, 2024	February 29, 2024	0.0825
March 21, 2024	March 29, 2024	0.0825
	Total for the Quarter:	$0.2475

Record Date	Payment Date	Distribution per Series A Preferred Stock(A)
January 25, 2024	February 5, 2024	$0.130208
February 27, 2024	March 5, 2024	0.130208
March 26, 2024	April 5, 2024	0.130208
	Total for the Quarter:	$0.390624
(A)    As of February 2, 2024, there were 14,000 shares of Series A Preferred Stock outstanding.
Impact of Inflation

We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the three months ended December 31, 2023, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their ability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022

	Three Months Ended December 31,
	2023	2022	$ Change	% Change
INVESTMENT INCOME
Interest income	$22,996	$18,367	$4,629	25.2%
Success fee, dividend, and other income	225	927	(702)	(75.7)
Total investment income	23,221	19,294	3,927	20.4
EXPENSES
Base management fee	3,245	2,829	416	14.7
Loan servicing fee	2,128	1,874	254	13.6
Incentive fee	2,984	2,181	803	36.8
Administration fee	454	403	51	12.7
Interest expense on line of credit and notes payable	5,032	4,629	403	8.7
Amortization of deferred financing costs	429	378	51	13.5
Other expenses	725	585	140	23.9
Expenses, before credits from Adviser	14,997	12,879	2,118	16.4
Credit to base management fee – loan servicing fee	(2,128)	(1,874)	(254)	13.6
Credits to fees from Adviser – other	(1,582)	(436)	(1,146)	262.8
Total expenses, net of credits	11,287	10,569	718	6.8
NET INVESTMENT INCOME	11,934	8,725	3,209	36.8
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	259	9,319	(9,060)	(97.2)
Net realized gain (loss) on other	3	253	(250)	(98.8)
Net unrealized appreciation (depreciation) of investments	7,805	(12,599)	20,404	(161.9)
Net gain (loss) from investments and other	8,067	(3,027)	11,094	(366.5)
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$20,001	$5,698	$14,303	251.0%
Investment Income
Interest income increased by 25.2% for the three months ended December 31, 2023, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2023 was $657.6 million, compared to $589.6 million for the three months ended December 31, 2022, an increase of $68.0 million, or 11.5%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.9% for the three months ended December 31, 2023, compared to 12.3% for the three months ended December 31, 2022, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of December 31, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with an aggregate debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $2.8 million, or 0.4% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with an aggregate debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and an aggregate fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
Other income decreased by 75.7% during the three months ended December 31, 2023, as compared to the prior year period, primarily due to a decrease in dividend income period over period.
As of December 31, 2023 and September 30, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $0.7 million, or 6.8%, for the three months ended December 31, 2023, as compared to the prior year period. This increase was primarily due to a $0.8 million increase in the incentive fee earned by the Adviser and a $0.4 million increase in interest expense, partially offset by a $0.7 million decrease in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable increased by $0.4 million, or 8.7%, during the three months ended December 31, 2023 driven by a shift in the composition of our debt outstanding and changes in interest rates. Interest expense on notes payable increased by $1.1 million period over period with the issuance of our 2028 notes in August 2023. Interest expense on our Credit Facility decreased by $0.7 million due primarily to a significant decrease in the weighted average balance outstanding which was $48.6 million during the three months ended December 31, 2023, as compared to $129.1 million in the prior year period, a decrease of 62.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 12.7% during the three months ended December 31, 2023, compared to 6.9% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.3 million increase in unused commitment fees during the three months ended December 31, 2023 as compared to the prior year period as well as an increase in interest rates.
The net base management fee earned by the Adviser decreased by $0.7 million, or 30.5%, for the three months ended December 31, 2023, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees period over period, partially offset by an increase in average total assets subject to the base management fee.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2023	2022
Average total assets subject to base management fee(A)	$741,714	$646,629
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,245	$2,829
Portfolio company fee credit	(1,551)	(404)
Syndicated loan fee credit	(31)	(32)
Net Base Management Fee	$1,663	$2,393
Loan servicing fee(B)	2,128	1,874
Credit to base management fee - loan servicing fee(B)	(2,128)	(1,874)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,984	2,181
Incentive fee credit	—	—
Net Incentive Fee	$2,984	$2,181
Portfolio company fee credit	(1,551)	(404)
Syndicated loan fee credit	(31)	(32)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(1,582)	$(436)
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

Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended December 31, 2023, we recorded a net realized gain on investments of $0.3 million, which resulted from a $0.3 million realized gain recognized on the sale of our investment in PIC 360, LLC in November 2023.
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
Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended December 31, 2023, we recorded net unrealized appreciation of investments in the aggregate amount of $7.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2023 were as follows:

	Three Months Ended December 31, 2023
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$6,769	$—	$6,769
MCG Energy Solutions, LLC	—	2,105	—	2,105
Engineering Manufacturing Technologies, LLC	—	1,916	—	1,916
Lonestar EMS, LLC	—	1,131	—	1,131
Eegee's LLC	—	899	—	899
OCI, LLC	—	590	—	590
TNCP Intermediate HoldCo, LLC	—	559	—	559
Ohio Armor Holdings, LLC	—	519	—	519
Café Zupas	—	472	—	472
ENET Holdings, LLC	—	470	—	470
Canopy Safety Brands, LLC	—	416	—	416
8th Avenue Food & Provisions, Inc.	—	415	—	415
Sokol & Company Holdings, LLC	—	408	—	408
Viva Railings, LLC	—	407	—	407
Springfield, Inc.	—	(516)	—	(516)
Giving Home Health Care, LLC	—	(536)	—	(536)
HH-Inspire Acquisition, Inc.	—	(693)	—	(693)
WB Xcel Holdings, LLC	—	(805)	—	(805)
NeoGraf Solutions, LLC	—	(1,017)	—	(1,017)
B+T Group Acquisition Inc.	—	(2,062)	—	(2,062)
FES Resources Holdings LLC	—	(3,717)	—	(3,717)
Other, net (<$500)	259	358	(283)	334
Total:	$259	$8,088	$(283)	$8,064

The primary driver of net unrealized appreciation of $7.8 million for the three months ended December 31, 2023 was the increase in the financial and operational performance of several of our portfolio companies, partially offset by the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

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

The primary driver of net unrealized depreciation of $12.6 million for the three months ended December 31, 2022 was the reversal of unrealized appreciation associated with the exit of our investment in Targus Cayman HoldCo, Ltd. and the sale of underlying assets within Leeds Novamark Capital I, L.P as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

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
Net cash used in operating activities for the three months ended December 31, 2023 was $26.2 million, as compared to net cash provided by operating activities of $34.5 million for the three months ended December 31, 2022. The change was primarily due to an increase in purchases of investments and a decrease in principal repayments, period over period. Purchases of investments were $58.0 million during the three months ended December 31, 2023, compared to $13.4 million during the three months ended December 31, 2022. Repayments and net proceeds from sales were $22.1 million during the three months ended December 31, 2023 compared to $39.4 million during the three months ended December 31, 2022.
As of December 31, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $759.6 million. As of September 30, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $722.3 million.

The following table summarizes our total portfolio investment activity during the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022
Beginning investment portfolio, at fair value	$704,815	$649,615
New investments	11,000	2,416
Disbursements to existing portfolio companies	46,998	10,963
Scheduled principal repayments on investments	(2,460)	(2,048)
Unscheduled principal repayments on investments	(19,346)	(23,515)
Net proceeds from sale of investments	(260)	(13,620)
Net unrealized appreciation (depreciation) of investments	8,088	(2,784)
Reversal of prior period depreciation (appreciation) of investments on realization	(283)	(9,815)
Net realized gain (loss) on investments	259	9,319
Increase in investments due to PIK(A)	1,211	1,194
Net change in premiums, discounts and amortization	(37)	14
Investment Portfolio, at Fair Value	$749,985	$621,739
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2023:

		Amount
For the remaining nine months ending September 30:	2024(A)	$21,950
For the fiscal years ending September 30:	2025	42,960
	2026	140,846
	2027	253,699
	2028	185,178
	Thereafter	44,847
	Total contractual repayments	$689,480
	Adjustments to cost basis of debt investments	(1,288)
	Investments in equity securities	71,442
	Investments held as of December 31, 2023 at cost:	$759,634
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of December 31, 2023.
Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2023 was $26.4 million, which consisted primarily of $37.2 million in net borrowings on our Credit Facility, partially offset by $10.8 million in distributions to our common shareholders.
Net cash used in financing activities for the three months ended December 31, 2022 was $30.4 million, which consisted primarily of $33.4 million in net repayments on our Credit Facility and $7.4 million in distributions to our common shareholders, partially offset by $10.7 million in gross proceeds from the issuance of common stock under our equity distribution agreement with Jefferies LLC.

Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.0825 per common share for each month for the three months ended December 31, 2023, and $0.07 per common share for each month for the three months ended December 31, 2022. These distributions totaled an aggregate of $10.8 million and $7.4 million for the three months ended December 31, 2023 and 2022, respectively. In January 2024, our Board of Directors declared a monthly distribution of $0.0825 per common share for each of January, February, and March 2024. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2024. From inception through December 31, 2023, we have paid distributions to common stockholders totaling approximately $469.8 million or $23.02 per share.
For the fiscal year ended September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.0 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2024 will be determined at fiscal year end, based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2023, we had the ability to issue up to an additional $151.1 million in securities under the registration statement.
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

On December 31, 2023, the closing market price of our common stock was $10.70 per share, an 11.3% premium to our December 31, 2023 NAV per share of $9.61.
Revolving Line of Credit
On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank National Association (“KeyBank”) as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of December 31, 2023, our Credit Facility had a total commitment amount of $233.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025, and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
On December 12, 2023, we, through Business Loan, entered into Amendment No. 5 to the Credit Facility to increase the commitment amount from $223.7 million to $233.7 million.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2023 and September 30, 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $408.9 million as of December 31, 2023, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2023, and as defined in our Credit Facility, we had a net worth of $670.1 million, asset coverage on our “senior securities representing indebtedness” of 219.3%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of December 31, 2023. As of December 31, 2023, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of December 31, 2023 and September 30, 2023, we had off-balance sheet success fee receivables on our accruing debt investments of $4.5 million and $4.0 million (or approximately $0.10 per common share and $0.09 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2023 and September 30, 2023 to be immaterial.
The following table shows our contractual obligations as of December 31, 2023, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$85,000	$—	$85,000
Notes Payable	—	150,000	107,000	—	257,000
Interest expense on debt obligations(C)	22,406	37,766	17,510	—	77,682
Total	$22,406	$187,766	$209,510	$—	$419,682
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $54.7 million, at cost, as of December 31, 2023.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2023.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2023 and September 30, 2023, representing approximately 98.3% and 98.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2023	As of September 30, 2023
Highest	10.0	10.0
Average	7.2	7.1
Weighted Average	7.6	7.5
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2023 and September 30, 2023, representing approximately 1.3% and 1.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2023	As of September 30, 2023
Highest	5.0	5.0
Average	3.5	3.5
Weighted Average	4.2	4.2
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2023 and September 30, 2023, representing approximately 0.4% and 0.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2023	As of September 30, 2023
Highest	5.0	5.0
Average	5.0	5.0
Weighted Average	5.0	5.0
Lowest	5.0	5.0
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy; overall market changes, including inflation; local, regional or global political, social or economic instability; and interest rate fluctuations.
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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of December 31, 2023, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.3%
Fixed rates	11.7%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2023 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2023 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 13, 2023. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.
3.5	Articles Supplementary for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.
3.6	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.7	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.
3.8	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.
3.9	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.
3.10	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.
3.11	Fifth Amendment to Bylaws of Gladstone Capital Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 10, 2023.
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

10.6
Amendment No. 4 to Sixth Amended and Restated Credit Agreement dated as of June 16, 2023 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 22, 2023.

10.7
Amendment No. 5 to the Sixth Amended and Restated Credit Agreement dated as of December 13, 2023 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

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
______________________
* Filed herewith
+ Furnished herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of December 31, 2023 and September 30, 2023, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended December 31, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, (v) the Consolidated Schedules of Investments as of December 31, 2023 and September 30, 2023, and (vi) the Notes to Consolidated Financial Statements.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 5, 2024