Form 10-Q
period 2024-03-31
GLADSTONE CAPITAL CORP
filed 2024-05-01
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of April 30, 2024 was 21,754,471.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item 1 Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	March 31, 2024	September 30, 2023
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $737,440 and $671,397, respectively)	$744,180	$663,544
Affiliate investments (Cost of $16,746 and $16,746, respectively)	10,382	10,421
Control investments (Cost of $36,356 and $34,126, respectively)	37,026	30,850
Cash and cash equivalents	5,284	1,306
Restricted cash and cash equivalents	128	95
Interest receivable, net	7,684	6,100
Due from administrative agent	2,640	2,936
Deferred financing costs, net	1,118	1,335
Other assets, net	3,612	2,911
TOTAL ASSETS	$812,054	$719,498
LIABILITIES
Line of credit at fair value (Cost of $117,200 and $47,800, respectively)	$117,200	$47,800
Notes payable, net of unamortized deferred financing costs of $3,385 and $3,886, respectively	253,615	253,114
Accounts payable and accrued expenses	1,009	1,006
Interest payable	3,011	2,956
Fees due to Adviser(A)	3,906	3,872
Fee due to Administrator(A)	705	479
Other liabilities	241	1,576
TOTAL LIABILITIES	$379,687	$310,803
Commitments and contingencies(B)
Preferred Stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 70,044 and 0 shares issued and outstanding, respectively	$1,576	$—
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 43,508,897 and 43,508,897 shares issued and outstanding, respectively	$44	$44
Capital in excess of par value	481,478	481,480
Cumulative net unrealized appreciation (depreciation) of investments	1,046	(17,454)
Under (over) distributed net investment income	5,694	4,741
Accumulated net realized losses	(57,471)	(60,116)
Total distributable loss	(50,731)	(72,829)
TOTAL NET ASSETS	$430,791	$408,695
NET ASSET VALUE PER COMMON SHARE	$9.90	$9.39
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$22,020	$17,082	$42,830	$32,868
Affiliate investments	—	968	—	1,842
Control investments	285	708	1,036	1,398
Cash and cash equivalents	25	45	52	64
Total interest income (excluding PIK interest income)	22,330	18,803	43,918	36,172
PIK interest income
Non-Control/Non-Affiliate investments	1,303	563	2,630	1,351
Affiliate investments	—	137	—	276
Control investments	82	75	163	146
Total PIK interest income	1,385	775	2,793	1,773
Total interest income	23,715	19,578	46,711	37,945
Success fee income
Non-Control/Non-Affiliate investments	—	600	—	600
Affiliate Investments	—	—	—	—
Total success fee income	—	600	—	600
Dividend income
Non-Control/Non-Affiliate investments	—	281	185	788
Control investments	—	—	—	329
Total dividend income	—	281	185	1,117
Other income	282	102	322	193
Total investment income	23,997	20,561	47,218	39,855
EXPENSES
Base management fee(A)	3,439	2,898	6,684	5,727
Loan servicing fee(A)	2,260	1,923	4,388	3,797
Incentive fee(A)	2,669	2,408	5,653	4,589
Administration fee(A)	469	417	923	820
Interest expense	5,732	4,909	10,764	9,538
Amortization of deferred financing costs	441	381	870	759
Professional fees	278	232	508	513
Other general and administrative expenses	638	404	1,133	708
Expenses, before credits from Adviser	15,926	13,572	30,923	26,451
Credit to base management fee - loan servicing fee(A)	(2,260)	(1,923)	(4,388)	(3,797)
Credits to fees from Adviser - other(A)	(446)	(720)	(2,028)	(1,156)
Total expenses, net of credits	13,220	10,929	24,507	21,498
NET INVESTMENT INCOME	10,777	9,632	22,711	18,357
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	219	403	219	10,738
Affiliate investments	—	—	—	—
Control investments	—	—	259	(1,016)
Other	1,949	25	1,952	278
Total net realized gain (loss)	2,168	428	2,430	10,000
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	7,542	1,819	14,593	(13,406)
Affiliate investments	(334)	34	(39)	2,245
Control investments	3,487	(88)	3,946	327
Other	—	161	—	161
Total net unrealized appreciation (depreciation)	10,695	1,926	18,500	(10,673)
Net realized and unrealized gain (loss)	12,863	2,354	20,930	(673)
PREFERRED STOCK DIVIDENDS	8	—	8	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$23,632	$11,986	$43,633	$17,684
BASIC AND DILUTED PER COMMON SHARE:
Net investment income	$0.25	$0.26	$0.52	$0.51
Net increase (decrease) in net assets resulting from operations	$0.54	$0.33	$1.00	$0.49
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted	43,508,897	36,604,182	43,508,897	35,898,020
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2024	2023
NET ASSETS, SEPTEMBER 30	$408,695	$315,487
OPERATIONS
Net investment income	11,934	8,725
Net realized gain (loss) on investments	259	9,319
Net realized gain (loss) on other	3	253
Net unrealized appreciation (depreciation) of investments	7,805	(12,599)
Net increase (decrease) in net assets resulting from operations	20,001	5,698
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.25 per share and $0.21 per share, respectively)(A)	(10,768)	(7,398)
Net decrease in net assets from distributions	(10,768)	(7,398)
CAPITAL TRANSACTIONS
Issuance of common stock	—	10,721
Discounts, commissions and offering costs for issuance of common stock	—	(182)
Net increase (decrease) in net assets resulting from capital transactions	—	10,539
NET INCREASE (DECREASE) IN NET ASSETS	9,233	8,839
NET ASSETS, DECEMBER 31	$417,928	$324,326
OPERATIONS
Net investment income	10,777	9,632
Net realized gain (loss) on investments	219	403
Net realized gain (loss) on other	1,949	25
Net unrealized appreciation (depreciation) of investments	10,695	1,765
Net unrealized depreciation of other	—	161
Preferred stock dividends	(8)	—
Net increase (decrease) in net assets resulting from operations	23,632	11,986
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.25 per share and $0.23 per share, respectively)(A)	(10,769)	(8,257)
Net decrease in net assets from distributions	(10,769)	(8,257)
CAPITAL TRANSACTIONS
Issuance of common stock	—	13,993
Discounts, commissions and offering costs for issuance of common stock	—	(237)
Net increase (decrease) in net assets resulting from capital transactions	—	13,756
NET INCREASE (DECREASE) IN NET ASSETS	12,863	17,485
NET ASSETS, MARCH 31	$430,791	$341,811
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Six Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$43,633	$17,684
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(102,733)	(77,469)
Principal repayments on investments	35,983	34,670
Net proceeds from sale of investments	3,182	14,552
Increase in investments due to PIK interest or other	(2,604)	(1,952)
Net change in premiums, discounts and amortization	330	221
Net realized loss (gain) on investments	(478)	(9,722)
Net realized loss (gain) on other	(1,952)	(278)
Net unrealized depreciation (appreciation) of investments	(18,500)	10,834
Net unrealized depreciation of other	—	(161)
Amortization of deferred financing costs	870	759
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(1,584)	(305)
Decrease (increase) in funds due from administrative agent	296	(2,487)
Decrease (increase) in other assets, net	(702)	(294)
Increase (decrease) in accounts payable and accrued expenses	3	119
Increase (decrease) in interest payable	55	262
Increase (decrease) in fees due to Adviser(A)	34	1,053
Increase (decrease) in fee due to Administrator(A)	226	182
Increase (decrease) in other liabilities	(1,335)	16
Net cash provided by (used in) operating activities	(45,276)	(12,316)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	134,300	100,400
Repayments on line of credit	(64,900)	(89,600)
Proceeds from issuance of notes payable	—	—
Redemption of notes payable	—	—
Financing costs	(152)	(203)
Proceeds from issuance of common stock	—	24,714
Proceeds from issuance of preferred stock	1,576	—
Discounts, commissions and offering costs for issuance of common stock	—	(398)
Distributions paid to common stockholders	(21,537)	(15,655)
Net cash provided by (used in) financing activities	49,287	19,258
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	4,011	6,942
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,401	2,107
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$5,412	$9,049
CASH PAID FOR INTEREST	$10,709	$9,276
NON-CASH ACTIVITIES(B)	$—	$2,416
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 172.8%
Secured First Lien Debt – 126.9%
Aerospace and Defense – 21.6%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 15.3% Cash, 4.0% PIK, Due 11/2026)(E)	$30,635	$30,635	$30,635
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 2/2026)(C)	17,150	17,150	17,150
SpaceCo Holdings, LLC – Line of Credit, $0 available (S + 6.9%, 12.2% Cash, Due 12/2025)(C)(U)	2,000	2,000	2,000
SpaceCo Holdings, LLC – Term Debt (S + 6.9%, 12.2% Cash, Due 12/2025)(C)(U)	43,351	42,830	43,351
		92,615	93,136
Beverage, Food, and Tobacco – 16.2%
Café Zupas – Line of Credit, $1,750 available (S + 7.0%, 12.3% Cash, Due 12/2027)(C)	—	—	—
Café Zupas – Delayed Draw Term Loan, $7,700 available (S + 7.0%, 12.3% Cash, Due 12/2027)(C)	2,800	2,800	2,828
Café Zupas – Term Debt (S + 7.0%, 12.3% Cash, Due 12/2027)(C)	26,250	26,250	26,513
Eegee’s LLC – Line of Credit, $500 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	1,500	1,500	1,443
Eegee’s LLC – Delayed Draw Term Loan, $4,500 available (S + 7.8%, 8.0% Cash, 5.1% PIK, Due 6/2026)(C)	3,065	3,065	2,948
Eegee’s LLC – Term Debt (S + 7.8%, 8.0% Cash, 5.1% PIK, Due 6/2026)(C)	17,368	17,368	16,708
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $3,500 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	10,850	10,672	10,769
Sokol & Company Holdings, LLC – Term Debt (S + 6.8%, 12.1% Cash, Due 8/2027)(C)	8,500	8,500	8,500
		70,155	69,709
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $175 available (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,275	1,275	1,286
GFRC 360, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,000	1,000	1,009
		2,275	2,295
Diversified/Conglomerate Manufacturing – 26.9%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.6% Cash, Due 10/2026)(C)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 3.6% PIK, Due 10/2026)(C)	21,827	21,827	22,046
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	27,338	27,338	25,662
OCI, LLC – Term Debt (S + 7.5%, 12.8% Cash, Due 5/2028)(C)	18,500	18,500	18,870
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.8% Cash, Due 4/2027)(C)	11,708	11,684	11,774
Unirac Holdings, Inc. – Line of Credit, $1,467 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	756	756	763
Unirac Holdings, Inc. – Delayed Draw Term Loan, $1,675 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	1,103	1,103	1,114
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	14,813	14,535	14,961
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	20,420	20,420	20,813
		116,163	116,003
Diversified/Conglomerate Service – 30.8%
Axios Industrial Group, LLC – Term Debt (S + 9.6%, 14.9% Cash, Due 10/2027)(C)	11,324	11,297	11,519
DKI Ventures, LLC – Line of Credit, $25 available (9.0% Cash, Due 12/2025)(E)(F)	350	350	180
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(E)(F)	5,915	5,915	3,046
ENET Holdings, LLC – Line of Credit, $0 available (S + 8.3%, 13.6% Cash, Due 4/2025)(C)	2,500	2,378	2,500
ENET Holdings, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 4/2028)(C)	22,289	22,289	21,215
Fix-It Group, LLC – Line of Credit, $600 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	2,400	2,400	2,400
Fix-It Group, LLC – Term Debt (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	12,094	12,094	12,457
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	6,897	6,897	6,897
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.8% Cash, Due 2/2028)(C)	25,500	25,500	26,010
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.9% Cash, 3.5% PIK, Due 3/2026)(C)	20,216	20,183	20,140
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,000
Trowbridge Chicago, LLC – Line of Credit, $2,000 available (S + 7.0%, 12.3% Cash, Due 6/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.3% Cash, 2.0% PIK, Due 6/2029)(C)	252	252	252
WorkforceQA, LLC – Line of Credit, $800 available (S + 6.5%, 11.8% Cash, Due 12/2026)(C)	1,200	1,200	1,200
WorkforceQA, LLC – Term Debt (S + 8.3%, 13.6% Cash, Due 12/2026)(C)(H)	10,000	9,974	10,000
WorkforceQA, LLC – Term Debt (S + 9.0%, 14.3% Cash, Due 12/2026)(C)(H)	1,600	1,596	1,630
		135,325	132,446
Healthcare, Education, and Childcare – 28.5%
ALS Education, LLC – Line of Credit, $3,000 available (S + 7.0%, 12.3% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 7.0%, 12.3% Cash, Due 12/2028)(C)	32,560	32,560	32,886
HH-Inspire Acquisition, Inc. – Line of Credit, $110 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	1,727	1,727	1,698
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	15,924	15,924	15,660
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	3,217	3,217	3,164
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.8% Cash, Due 3/2027)(C)(U)	28,000	27,972	28,000
Pansophic Learning, Ltd. – Term Debt (S + 7.5%, 12.8% Cash, Due 3/2027)(C)(U)	5,000	4,995	5,000
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	2,000	2,000	2,060
Technical Resource Management, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	23,000	23,000	23,690
Technical Resource Management, LLC – Delayed Draw Term Loan, $2,500 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	—	—	—
Turn Key Health Clinics, LLC – Line of Credit, $2,000 available (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	11,000	11,000	10,739
		122,395	122,897
Machinery – 1.4%
Arc Drilling Holdings LLC – Line of Credit, $1,000 available (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 8/2024)(C)	—	—	—
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 8/2024)(C)	6,120	6,120	6,178
		6,120	6,178
Oil and Gas – 0.1%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)(V)	325	325	288
Telecommunications – 0.9%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.3% Cash, Due 12/2026)(E)	1,320	1,320	670
B+T Group Acquisition, Inc.(S) – Line of Credit, $169 available (S + 2.0%, 7.3% Cash, Due 6/2025)(E)	281	281	143
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.3% Cash, Due 12/2026)(E)	6,000	6,000	3,045
		7,601	3,858
Total Secured First Lien Debt		$552,974	$546,810
Secured Second Lien Debt – 30.9%
Automobile – 3.7%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$12,205	$12,182	$12,144
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,038	4,038	4,038
		16,220	16,182

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Beverage, Food, and Tobacco – 0.8%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 13.2% Cash, Due 10/2026)(D)	3,683	3,683	3,315
Diversified/Conglomerate Manufacturing – 8.4%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,085	2,085	2,085
Springfield, Inc. – Term Debt (S + 10.1%, 15.4% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.0%, 14.3% Cash, Due 5/2027)(D)(U)	5,000	4,871	4,200
		36,956	36,285
Diversified/Conglomerate Service – 6.7%
Gray Matter Systems, LLC – Term Debt (12.0% Cash, 1.0% PIK, Due 12/2026)(C)(F)(W)	13,773	13,714	13,772
Perimeter Solutions Group – Term Debt (S + 8.5%, 13.8% Cash, Due 2/2029)(C)	15,000	15,000	15,000
		28,714	28,772
Healthcare, Education, and Childcare – 6.7%
Giving Home Health Care, LLC – Term Debt (12.5% Cash, Due 2/2028)(C)(F)(W)	28,800	28,800	28,800
Oil and Gas – 4.6%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 15.1% Cash, Due 8/2028)(C)	19,515	19,389	19,710
Total Secured Second Lien Debt		$133,762	$133,064
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$33
Preferred Equity – 6.3%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$200
Beverage, Food, and Tobacco – 2.2%
Salt & Straw, LLC – Preferred Equity(E)(G)	7,000,000	7,000	9,450
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	154
		7,075	9,604
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
Diversified/Conglomerate Manufacturing – 0.0%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	—
Diversified/Conglomerate Service – 3.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	9,954
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	3,000
		10,500	12,954
Healthcare, Education, and Childcare – 0.5%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	2,007
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)(V)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,206
		6,838	2,206
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$32,311	$26,971
Common Equity – 8.7%
Aerospace and Defense – 6.3%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$26,510
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	791
		5,283	27,301
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	118
Beverage, Food, and Tobacco – 0.6%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,343
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,418
		1,750	2,761
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.0%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	—
		5,000	—
Diversified/Conglomerate Service – 0.1%
WorkforceQA, LLC – Common Stock(E)(G)	532	532	293
Healthcare, Education, and Childcare – 1.5%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	19	4,267
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,634
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	246
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	230
		2,786	6,377
Machinery – 0.1%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	295
Oil and Gas – 0.1%
FES Resources Holdings LLC – Common Equity Units(E)(G)(V)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	139
		499	139
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
Funko Acquisition Holdings, LLC(S) – Common Units(G)(T)	4,239	22	18
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,195	$37,302
Total Non-Control/Non-Affiliate Investments		$737,440	$744,180
AFFILIATE INVESTMENTS(N) – 2.4%
Secured First Lien Debt – 0.4%
Diversified/Conglomerate Manufacturing – 0.4%
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 10.8% Cash, Due 8/2024)(E)(P)	$6,140	$6,140	$1,937
Preferred Equity – 1.3%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	—
Diversified/Conglomerate Service – 1.1%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	4,730
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	897
Total Preferred Equity		$9,806	$5,627
Common Equity – 0.7%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	$800	$2,818
Total Affiliate Investments		$16,746	$10,382
CONTROL INVESTMENTS(O) – 8.6%
Secured First Lien Debt – 3.5%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	$4,088	$4,088	$4,088
Lonestar EMS, LLC – Delayed Draw Term Loan, $300 available (S + 7.0%, 12.3% Cash, Due 12/2024)(E)	100	100	100
		4,188	4,188

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS MARCH 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.5%
WB Xcel Holdings, LLC – Line of Credit, $32 available (S + 10.5%, 15.8% Cash, 11/2026)(E)	4,468	4,468	3,424
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.8% Cash, Due 11/2026)(E)	9,775	9,775	7,490
		14,243	10,914
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (8.0% Cash, Due 10/2024)(E)(F)	—	—	—
Total Secured First Lien Debt		$18,431	$15,102
Secured Second Lien Debt – 1.7%
Automobile– 1.7%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.9% Cash, Due 5/2026)(E)	$7,345	$7,345	$7,345
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	$2,750	$—
Common Equity – 3.4%
Automobile– 0.9%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$3,750
Diversified/Conglomerate Manufacturing – 1.6%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	6,860
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	3,969
Total Common Equity		$7,830	$14,579
Total Control Investments		$36,356	$37,026
TOTAL INVESTMENTS – 183.8%		$790,542	$791,588
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $708.0 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of March 31, 2024, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Funko Acquisition Holdings, LLC (“Funko”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of March 31, 2024.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 5.33% as of March 31, 2024. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near March 31, 2024, offered by the respective syndication agent’s trading desk.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of March 31, 2024.
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
(U)The cash interest rate on this investment was indexed to 90-day SOFR, which was 5.30% as of March 31, 2024.
(V)In March 2024, FES Resources Holdings LLC filed for Chapter 7 bankruptcy.
(W)Investment was exited subsequent to March 31, 2024. Refer to Note 12 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.

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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
MARCH 31, 2024
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003 for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the six month periods ended March 31, 2024 and March 31, 2023.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and six months ended March 31, 2024 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2024 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 13, 2023.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of March 31, 2024, our loans to Edge Adhesives Holdings, Inc. and WB Xcel Holdings, LLC were on non-accrual status with a debt cost basis of $20.4 million, or 2.8% of the cost basis of all debt investments in our portfolio, and a fair value of $12.9 million, or 1.8% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
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
As of March 31, 2024 and September 30, 2023, we held three and four OID loans, respectively. We recorded OID income of $0.1 million during each of the three and six months ended March 31, 2024, and $0.1 million during each of the three and six months ended March 31, 2023. The unamortized balance of OID investments as of March 31, 2024 and September 30, 2023 totaled $0.9 million and $0.7 million, respectively. As of March 31, 2024 and September 30, 2023, we had eleven and eight investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.4 million and $2.8 million during the three and six months ended March 31, 2024, respectively, and $0.8 million and $1.8 million during the three and six months ended March 31, 2023, respectively. We collected $0 in PIK interest in cash during each of the three and six months ended March 31, 2024, and $0 and $0.4 million during the three and six months ended March 31, 2023, respectively.
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
As of March 31, 2024 and September 30, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the six months ended March 31, 2024 and 2023, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of March 31, 2024 and September 30, 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of March 31, 2024:
Secured first lien debt	$563,849		$—	$—		$563,849
Secured second lien debt	140,409		—	—		140,409
Unsecured debt	33		—	—		33
Preferred equity	32,598		—	—		32,598
Common equity/equivalents	54,453	(A)	—	18	(B)	54,435
Total Investments as of March 31, 2024	$791,342		$—	$18		$791,324

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Secured first lien debt	$510,701		$—	$—		$510,701
Secured second lien debt	127,854		—	—		127,854
Unsecured debt	24		—	—		24
Preferred equity	26,855		—	—		26,855
Common equity/equivalents	39,150	(A)	—	22	(B)	39,128
Total Investments as of September 30, 2023	$704,584		$—	$22		$704,562
(A)Excludes our investment in Leeds with a fair value of $0.2 million and $0.2 million as of March 31, 2024 and September 30, 2023, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of March 31, 2024 and September 30, 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2024		September 30, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$546,810		$491,686
Secured second lien debt	133,064		120,429
Unsecured debt	33		24
Preferred equity	26,971		21,733
Common equity/equivalents	37,038	(A)	29,419	(B)
Total Non-Control/Non-Affiliate Investments	$743,916		$663,291
Affiliate Investments
Secured first lien debt	$1,937		$2,895
Preferred equity	5,627		5,122
Common equity/equivalents	2,818		2,404
Total Affiliate Investments	$10,382		$10,421
Control Investments
Secured first lien debt	$15,102		$16,120
Secured second lien debt	7,345		7,425
Common equity/equivalents	14,579		7,305
Total Control Investments	$37,026		$30,850
Total Investments at Fair Value Using Level 3 Inputs	$791,324		$704,562

(A)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $18 thousand, respectively, as of March 31, 2024. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
(B)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively, as of September 30, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of March 31, 2024 and September 30, 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	March 31, 2024	September 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input	March 31, 2024	September 30, 2023

Secured first lien debt	$508,803	$461,638	Yield Analysis	Discount Rate	11.6% - 18.1% / 13.4%	11.8% - 29.9% / 14.8%
	54,758	49,063	TEV	EBITDA multiple	4.0x – 8.0x / 7.3x	4.7x – 6.8x / 6.7x
				EBITDA	$1,091 - $15,145 / $11,772	$995 - $14,002 / $13,624
				Revenue multiple	0.4x – 0.8x / 0.6x	0.3x – 0.8x / 0.6x
				Revenue	$9,160 - $31,586 / $17,957	$14,934 - $16,283 / $15,361
	288	—		Other
Secured second lien debt	125,549	110,820	Yield Analysis	Discount Rate	12.5% - 15.4% / 13.9%	12.5% - 15.6% / 14.5%
	7,515	9,609	Market Quote	IBP	84.0% - 90.0% / 86.5%	67.8% - 94.0% / 82.2%
	7,345	7,425	TEV	EBITDA multiple	5.2x – 5.2x / 5.2x	5.6x – 5.6x / 5.6x
				EBITDA	$3,778 - $3,778 / $3,778	$3,690 - $3,690 / $3,690

Unsecured debt	33	24	TEV	Revenue multiple	1.0x – 1.0x / 1.0x	1.0x – 1.0x / 1.0x
				Revenue	$6,980 - $6,980 / $6,980	$5,044 - $5,044 / $5,044

Preferred and common equity / equivalents(A)	87,033	65,983	TEV	EBITDA multiple	4.0x – 13.2x / 6.8x	4.7x – 13.0x / 6.9x
				EBITDA	$1,091 -$140,548 / $9,630	$995 -$112,841 / $10,570
				Revenue multiple	0.6x – 3.3x / 2.0x	0.3x– 3.0x / 1.2x
				Revenue	$4,102 -$31,586 / $16,716	$4,213 -$16,283 / $14,959
Total Level 3 Investments, at Fair Value	$791,324	$704,562
(A)Fair value as of March 31, 2024 excludes our investments in Leeds and Funko with fair values of $0.2 million and $18 thousand, respectively. Fair value as of September 30, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively. Leeds was valued using NAV as a practical expedient and Funko was valued using Level 2 inputs as of both March 31, 2024 and September 30, 2023.
Fair value measurements can be sensitive to changes in one or more of the valuation inputs. Changes in discount rates, EBITDA or EBITDA multiples (or revenue or revenue multiples), each in isolation, may change the fair value of certain of our investments. Generally, an increase/(decrease) in market yields or discount rates, or a (decrease)/increase in EBITDA or EBITDA multiples (or revenue or revenue multiples), may result in a (decrease)/increase, respectively, in the fair value of certain of our investments.
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and six months ended March 31, 2024 and 2023 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2023	$546,602	$126,571	$23	$29,722	$46,799	$749,717
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	219	—	219
Net unrealized appreciation (depreciation)(B)	(1,998)	2,287	10	2,496	7,636	10,431
Reversal of prior period net depreciation (appreciation) on realization(B)	(19)	157	—	130	—	268
New investments, repayments and settlements: (C)
Issuances/originations	29,951	15,177	—	1,000	—	46,128
Settlements/repayments	(10,687)	(3,783)	—	—	—	(14,470)
Net proceeds from sales	—	—	—	(969)	—	(969)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2024	$563,849	$140,409	$33	$32,598	$54,435	$791,324
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	219	259	478
Net unrealized appreciation (depreciation)(B)	4,998	1,543	9	(3,637)	15,591	18,504
Reversal of prior period net depreciation (appreciation) on realization(B)	(19)	157	—	130	(283)	(15)
New investments, repayments and settlements: (C)
Issuances/originations	79,975	15,362	—	10,000	—	105,337
Settlements/repayments	(31,806)	(4,507)	—	—	—	(36,313)
Net proceeds from sales	—	—	—	(969)	(260)	(1,229)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2024	$563,849	$140,409	$33	$32,598	$54,435	$791,324

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended March 31, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of December 31, 2022	$450,243	$114,755	$45	$26,140	$28,011	$619,194
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	—	510	—	403
Net unrealized appreciation (depreciation)(B)	(2,035)	319	(9)	1,931	1,401	1,607
Reversal of prior period net depreciation (appreciation) on realization(B)	107	—	—	—	—	107
New investments, repayments and settlements: (C)
Issuances/originations	58,385	4,060	—	371	2,032	64,848
Settlements/repayments	(7,646)	(1,696)	—	—	—	(9,342)
Net proceeds from sales	—	—	—	(654)	—	(654)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2023	$498,947	$117,438	$36	$28,298	$31,444	$676,163
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Six months ended March 31, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	(95)	510	4,995	5,303
Net unrealized appreciation (depreciation)(B)	(2,490)	(225)	(19)	1,025	617	(1,092)
Reversal of prior period net depreciation (appreciation) on realization(B)	210	—	95	—	(4,995)	(4,690)
New investments, repayments and settlements: (C)
Issuances/originations	69,860	4,242	—	371	2,532	77,005
Settlements/repayments	(32,384)	(2,507)	—	—	—	(34,891)
Net proceeds from sales	—	—	—	(654)	(7,978)	(8,632)
Transfers	—	—	—	—	—	—
Fair Value as of March 31, 2023	$498,947	$117,438	$36	$28,298	$31,444	$676,163
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

Investment Activity
Proprietary Investments
As of March 31, 2024 and September 30, 2023, we held 48 and 47 proprietary investments, respectively, with an aggregate fair value of $783.9 million and $695.1 million, or 99.0% and 98.6% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the six months ended March 31, 2024:

•In November 2023, we invested $11.0 million in Quality Environmental Midco, Inc. (“Quality”) through secured first lien debt and preferred equity. We also extended Quality a $2.0 million secured first lien line of credit commitment, which was unfunded at close. In February 2024, we invested an additional $5.0 million in Quality through new secured first lien debt and preferred equity and increased the secured first lien line of credit commitment to $3.0 million.
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
•In February and March 2024, we invested a total of an additional $13.5 million in SpaceCo Holdings, LLC (“SpaceCo”), an existing portfolio company, through secured first lien debt.
•In February 2024, we invested $15.0 million in Perimeter Solutions Group through secured second lien debt.
•In March 2024, we received net cash proceeds of $8.4 million from the sale of Trowbridge Chicago, LLC (“Trowbridge”), an existing portfolio company. In conjunction with the sale, we received $0.2 million in prepayment fees and recorded a net realized gain of $0.2 million on our equity. We retain a secured first lien debt investment of $0.3 million in Trowbridge.

Syndicated Investments
As of March 31, 2024 and September 30, 2023, we held three and four syndicated investments, respectively, with an aggregate fair value of $7.7 million and $9.7 million, or 1.0% and 1.4% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the six months ended March 31, 2024:

•In January 2024, our investment in CHA Holdings, Inc. paid off at par for net proceeds of $3.0 million.
Investment Concentrations
As of March 31, 2024, our investment portfolio consisted of investments in 51 portfolio companies located in 24 states in 12 different industries, with an aggregate fair value of $791.6 million. The five largest investments at fair value as of March 31, 2024 totaled $203.1 million, or 25.7% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2023 totaling $176.9 million, or 25.1% of our total investment portfolio. As of March 31, 2024 and September 30, 2023, our average investment by obligor was $15.5 million and $14.2 million at cost, respectively.

The following table outlines our investments by security type as of March 31, 2024 and September 30, 2023:

	March 31, 2024				September 30, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$577,545	73.1%	$563,849	71.2%	$529,376	73.3%	$510,701	72.5%
Secured second lien debt	141,107	17.8	140,409	17.8	130,252	18.1	127,854	18.1
Unsecured debt	198	0.0	33	0.0	198	0.0	24	0.0
Total debt investments	718,850	90.9	704,291	89.0	659,826	91.4	638,579	90.6
Preferred equity	44,867	5.7	32,598	4.1	35,617	4.9	26,855	3.8
Common equity/equivalents	26,825	3.4	54,699	6.9	26,826	3.7	39,381	5.6
Total equity investments	71,692	9.1	87,297	11.0	62,443	8.6	66,236	9.4
Total Investments	$790,542	100.0%	$791,588	100.0%	$722,269	100.0%	$704,815	100.0%
Our investments at fair value consisted of the following industry classifications as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$179,228	22.6%	$135,060	19.2%
Diversified/Conglomerate Manufacturing	165,273	20.9	158,061	22.4
Healthcare, Education, and Childcare	160,081	20.2	146,438	20.8
Aerospace and Defense	120,437	15.2	97,836	13.9
Beverage, Food, and Tobacco	85,389	10.8	78,788	11.2
Automobile	27,595	3.5	27,571	3.9
Oil and Gas	22,343	2.8	27,830	3.9
Personal and Non-Durable Consumer Products	14,647	1.9	14,576	2.1
Machinery	6,473	0.8	6,411	0.9
Other, < 2.0%	10,122	1.3	12,244	1.7
Total Investments	$791,588	100.0%	$704,815	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of March 31, 2024 and September 30, 2023:

	March 31, 2024		September 30, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$311,428	39.3%	$273,181	38.8%
West	265,286	33.5	224,235	31.8
Midwest	153,901	19.5	145,122	20.6
Northeast	60,973	7.7	62,277	8.8
Total Investments	$791,588	100.0%	$704,815	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2024:

		Amount
For the remaining six months ending September 30:	2024(A)	$19,827
For the fiscal years ending September 30:	2025	15,947
	2026	151,927
	2027	266,530
	2028	209,465
	Thereafter	56,737
	Total contractual repayments	$720,433
	Adjustments to cost basis of debt investments	(1,583)
	Investments in equity securities	71,692
	Investments held as of March 31, 2024 at cost:	$790,542
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of March 31, 2024.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of March 31, 2024 and September 30, 2023, we had gross receivables from portfolio companies of $1.2 million and $0.8 million, respectively. The allowance for uncollectible receivables was $36 thousand and $9 thousand as of March 31, 2024 and September 30, 2023, respectively.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Average total assets subject to base management fee(A)	$786,057	$662,400	$763,886	$654,514
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	0.8750%	0.8750%
Base management fee(B)	$3,439	$2,898	$6,684	$5,727
Portfolio company fee credit	(325)	(689)	(1,876)	(1,093)
Syndicated loan fee credit	(27)	(31)	(58)	(63)
Net Base Management Fee	$3,087	$2,178	$4,750	$4,571
Loan servicing fee(B)	2,260	1,923	4,388	3,797
Credit to base management fee - loan servicing fee(B)	(2,260)	(1,923)	(4,388)	(3,797)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(B)	2,669	2,408	5,653	4,589
Incentive fee credit	(94)	—	(94)	—
Net Incentive Fee	$2,575	$2,408	$5,559	$4,589
Portfolio company fee credit	(325)	(689)	(1,876)	(1,093)
Syndicated loan fee credit	(27)	(31)	(58)	(63)
Incentive fee credit	(94)	—	(94)	—
Credits to Fees From Adviser - other(B)	$(446)	$(720)	$(2,028)	$(1,156)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and six months ended March 31, 2024 and 2023.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through March 31, 2024, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through March 31, 2024.

Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer), serve as members of the board of managers and executive officers of the Administrator, which, as of March 31, 2024, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.1 million during each of the three and six months ended March 31, 2024, respectively, and $0.2 million and $0.3 million during the three and six months ended March 31, 2023, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6, “Cumulative Redeemable Preferred Stock Offering”). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the Series A Offering, and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. We paid Gladstone Securities selling commissions and dealer manager fees totaling $0.2 million during the three and six months ended March 31, 2024 related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. There were no such fees paid in the prior year period.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	March 31, 2024	September 30, 2023
Base management fee due to Adviser	$827	$670
Loan servicing fee due to Adviser	504	455
Incentive fee due to Adviser	2,575	2,747
Total fees due to Adviser	3,906	3,872
Fee due to Administrator	705	479
Total Related Party Fees Due	$4,611	$4,351

In addition to the above fees, other operating expenses due from the Adviser totaled $0.2 million as of March 31, 2024. Other operating expenses due to the Adviser totaled $65 thousand as of September 30, 2023. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $66 thousand and $19 thousand as of March 31, 2024 and September 30, 2023, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of March 31, 2024 and September 30, 2023.
NOTE 5. BORROWINGS
Revolving Line of Credit

On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of March 31, 2024, our Credit Facility had a total commitment amount of $243.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025 and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
On December 12, 2023, we, through Business Loan, entered into Amendment No. 5 to the Credit Facility to increase the commitment amount from $223.7 million to $233.7 million. On March 28, 2024, we, through Business Loan, entered into Amendment No. 6 to the Credit Facility to increase the commitment amount from $233.7 million to $243.7 million.
The following tables summarize noteworthy information related to our Credit Facility:

	March 31, 2024	September 30, 2023
Commitment amount	$243,659	$223,659
Line of credit outstanding, at cost	117,200	47,800
Availability(A)	103,340	169,060

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2024	2023	2024	2023
Weighted average borrowings outstanding, at cost	$90,258	$125,756	$69,306	$127,427
Weighted average interest rate(B)	9.9%	8.0%	10.9%	7.5%
Commitment (unused) fees incurred	$313	$185	$750	$341
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2024 and September 30, 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $409.8 million as of March 31, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of March 31, 2024, and as defined in our Credit Facility, we had a net worth of $683.3 million, asset coverage on our “senior securities representing indebtedness” of 213.4%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of March 31, 2024. As of March 31, 2024, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of March 31, 2024, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 0.75% unused commitment fee. As of September 30, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of March 31, 2024 and September 30, 2023, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of March 31, 2024 and September 30, 2023, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and six months ended March 31, 2024 and 2023:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	March 31, 2024	September 30, 2023
Credit Facility	$117,200	$47,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended March 31,
	2024	2023
Fair value as of December 31, 2023 and 2022, respectively	$85,000	$108,400
Borrowings	64,100	85,600
Repayments	(31,900)	(41,400)
Net unrealized depreciation(A)	—	(161)
Fair Value as of March 31, 2024 and 2023, respectively	$117,200	$152,439

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Six Months Ended March 31,
	2024	2023
Fair value as of September 30, 2023 and 2022, respectively	$47,800	$141,800
Borrowings	134,300	100,400
Repayments	(64,900)	(89,600)
Net unrealized depreciation(A)	—	(161)
Fair Value as of March 31, 2024 and 2023, respectively	$117,200	$152,439
(A)    Included in net unrealized appreciation (depreciation) of other on our accompanying Consolidated Statements of Operations for the three and six months ended March 31, 2023.
The fair value of the collateral under our Credit Facility totaled approximately $708.0 million and $628.3 million as of March 31, 2024 and September 30, 2023, respectively.
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

The fair value, based on the last quoted closing price, of the 2028 Notes as of March 31, 2024 was $58.0 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of March 31, 2024 was $45.7 million. The fair value, based on a DCF analysis, of the 2026 Notes as of March 31, 2024 was $145.5 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. CUMULATIVE REDEEMABLE PREFERRED STOCK OFFERING
In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share. Pursuant to the Dealer Manager Agreement, the offering of the Series A Preferred Stock will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold. See Note 4, “Related-Party Transactions—Other Transactions,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series A Offering.

The Series A Preferred Stock is being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-261398) (the “2021 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated May 31, 2023, and a base prospectus dated December 22, 2021. As of March 31, 2024, we had the ability to issue up to an additional $149.3 million in securities under the 2021 Registration Statement.

During the three and six months ended March 31, 2024, we sold 70,044 shares of Series A Preferred Stock for gross proceeds of $1.8 million and net proceeds of $1.6 million. There were 70,044 and 0 shares of Series A Preferred Stock outstanding as of March 31, 2024 and September 30, 2023, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $8 thousand during the three and six months ended March 31, 2024.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock, at the Redemption Price, if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of March 31, 2024 was 212.4%, calculated in accordance with Sections 18 and 61 of the 1940 Act.
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2024, we had the ability to issue up to $700.0 million in securities under the 2024 Registration Statement.

Common Stock At-the-Market Offerings

In May 2021, we entered into an equity distribution agreement with Jefferies LLC (as amended and restated, the “Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $100.0 million in an “at the market offering” (the “ATM Program”). In July 2023, we amended and restated the Sales Agreement to add Huntington Securities, Inc. as a sales agent under the ATM Program. We did not issue any shares under the Sales Agreement during the three and six months ended March 31, 2024. As of

March 31, 2024, we had a remaining capacity to sell up to an additional $0.4 million of our common stock under the Sales Agreement.
NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$23,632	$11,986	$43,633	$17,684
Denominator: basic and diluted weighted average common share	43,508,897	36,604,182	43,508,897	35,898,020
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.54	$0.33	$1.00	$0.49
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
We paid the following monthly distributions to common stockholders for the six months ended March 31, 2024 and 2023:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.0825
	October 10, 2023	November 20, 2023	November 30, 2023	0.0825
	October 10, 2023	December 18, 2023	December 29, 2023	0.0825
	January 9, 2024	January 23, 2024	January 31, 2024	0.0825
	January 9, 2024	February 21, 2024	February 29, 2024	0.0825
	January 9, 2024	March 21, 2024	March 29, 2024	0.0825
	Six Months Ended March 31, 2024:			$0.495

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.070
	October 11, 2022	November 18, 2022	November 30, 2022	0.070
	October 11, 2022	December 20, 2022	December 30, 2022	0.070
	January 10, 2023	January 20, 2023	January 31, 2023	0.075
	January 10, 2023	February 17, 2023	February 28, 2023	0.075
	January 10, 2023	March 17, 2023	March 31, 2023	0.075
	Six Months Ended March 31, 2023:			$0.435
Aggregate distributions declared and paid to our common stockholders were approximately $21.5 million and $15.7 million for the six months ended March 31, 2024 and 2023, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.0 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
For the six months ended March 31, 2024 and the fiscal year ended September 30, 2023, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Six Months Ended March 31, 2024	Year Ended September 30, 2023
Undistributed net investment income	$(213)	$(373)
Accumulated net realized gain	215	373
Capital in excess of par value	(2)	—
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of March 31, 2024 and September 30, 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.6 million as of each of March 31, 2024 and September 30, 2023.

Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of March 31, 2024 and September 30, 2023 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of March 31, 2024 and September 30, 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	March 31, 2024	September 30, 2023
Unused line of credit commitments(A)	$33,128	$32,349
Delayed draw term loans(A)	20,175	12,039
Uncalled capital commitment	843	843
Total	$54,146	$45,231
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Per Common Share Data:
Net asset value at beginning of period(A)	$9.61	$9.06	$9.39	$9.08
Income from operations(B)
Net investment income	0.25	0.26	0.52	0.51
Net realized and unrealized gain (loss) on investments	0.25	0.06	0.44	(0.04)
Net realized and unrealized gain (loss) on other	0.04	0.01	0.04	0.02
Total from operations	0.54	0.33	1.00	0.49
Distributions to common stockholders from(B)(C)
Net investment income	(0.25)	(0.23)	(0.50)	(0.44)
Return of capital	—	—	—	—
Total distributions	(0.25)	(0.23)	(0.50)	(0.44)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.04	—	0.07
Total capital share transactions	—	0.04	—	0.07
Other, net	—	(0.01)	0.01	(0.01)
Net asset value at end of period(A)	$9.90	$9.19	$9.90	$9.19
Per common share market value at beginning of period	$10.70	$9.62	$9.64	$8.49
Per common share market value at end of period	10.73	9.40	10.73	9.40
Total return(E)	2.66%	(0.06)%	16.77%	15.70%
Common stock outstanding at end of period(A)	43,508,897	37,185,569	43,508,897	37,185,569
Statement of Assets and Liabilities Data:
Net assets at end of period	$430,791	$341,811	$430,791	$341,811
Average net assets(F)	424,518	337,720	418,742	332,327
Senior Securities Data:
Borrowings under line of credit, at cost	117,200	152,600	117,200	152,600
Notes payable	257,000	200,000	257,000	200,000
Series A Preferred Stock	1,751	—	1,751	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	12.46%	12.94%	11.70%	12.94%
Ratio of net investment income to average net assets – annualized(I)	10.15%	11.41%	10.85%	11.05%
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 15.04% and 14.81% for the three and six months ended March 31, 2024, respectively, and 16.12% and 15.96% for the three and six months ended March 31, 2023, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 7.62% and 7.80% for the three and six months ended March 31, 2024, respectively, and 8.30% and 8.09% for the three and six months ended March 31, 2023, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity
In April 2024, we invested $7.3 million in Total Access Elevator, LLC (“Total Access”) through secured first lien debt and equity. We also extended Total Access a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, both of which were unfunded at close.
In April 2024, our debt investment in Giving Home Healthcare, LLC (“Giving Home”) paid off at par for net cash proceeds of $29.7 million including a $0.9 million prepayment penalty. We also received a $2.5 million distribution related to our warrant position in Giving Home.
In May 2024, our debt investment in Gray Matter Systems, LLC paid off at par for net cash proceeds of $14.0 million including a $0.2 million prepayment penalty.
Reverse Stock Split

On April 4, 2024, we completed a 1-for-2 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding common stock, par value $0.001 per share (“Common Stock”), by the filing of Articles of Amendment with the State Department of Assessments and Taxation of Maryland pursuant to the Maryland General Corporation Law. The Reverse Stock Split became effective at 4:05 p.m. Eastern Time on April 4, 2024. The Reverse Stock Split was effective for purposes of trading as of the opening of business on the Nasdaq Global Select Market on April 5, 2024.

As a result of the Reverse Stock Split, every two shares of Common Stock issued and outstanding were automatically combined into one new share of Common Stock. The Reverse Stock Split did not modify any rights or preferences of the shares of Common Stock. The Common Stock issued pursuant to the Reverse Stock Split remains fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of Common Stock or the par value of the Common Stock.

Distributions and Dividends
On April 9, 2024, our Board of Directors declared the following monthly distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
April 19, 2024	April 30, 2024	$0.165
May 17, 2024	May 31, 2024	0.165
June 19, 2024	June 28, 2024	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Series A Preferred Stock
April 22, 2024	May 3, 2024	$0.130208
May 23, 2024	June 5, 2024	0.130208
June 25, 2024	July 5, 2024	0.130208
	Total for the Quarter:	$0.390624

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of March 31, 2024, our investment portfolio was made up of approximately 90.9% debt investments and 9.1% equity investments, at cost.
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
Business
Portfolio and Investment Activity
In general, our investments in debt securities have a term of no more than seven years, accrue interest at variable rates (generally based on one-month Term Secured Overnight Financing Rate (“SOFR”)) and, to a lesser extent, at fixed rates. We seek debt instruments that pay interest monthly or, at a minimum, quarterly, may have a success fee or deferred interest provision and are primarily interest only, with all principal and any accrued but unpaid interest due at maturity. Generally, success fees accrue at a set rate and are contractually due upon a change of control of a portfolio company, typically from an exit or sale. Some debt securities have deferred interest whereby some portion of the interest payment is added to the principal balance so that the interest is paid, together with the principal, at maturity. This form of deferred interest is often called paid-in-kind (“PIK”) interest.

Typically, our equity investments consist of common stock, preferred stock, limited liability company interests, or warrants to purchase the foregoing. Often, these equity investments occur in connection with our original investment, recapitalizing a business, or refinancing existing debt.
During the six months ended March 31, 2024, we invested $26.0 million in two new portfolio companies and extended $76.7 million in investments to existing portfolio companies. In addition, we received a total of $37.2 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the six months ended March 31, 2024. Our overall portfolio consisted of 51 portfolio companies as of March 31, 2024 and increased by $68.3 million at cost since September 30, 2023. From our initial public offering in August 2001 through March 31, 2024, we have made 654 different loans to, or investments in, 275 companies for a total of approximately $2.7 billion, before giving effect to principal repayments on investments and divestitures.
During the six months ended March 31, 2024, the following significant transactions occurred:
Proprietary Investments

•In November 2023, we invested $11.0 million in Quality Environmental Midco, Inc. (“Quality”) through secured first lien debt and preferred equity. We also extended Quality a $2.0 million secured first lien line of credit commitment, which was unfunded at close. In February 2024, we invested an additional $5.0 million in Quality through new secured first lien debt and preferred equity and increased the secured first lien line of credit commitment to $3.0 million.
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
•In February and March 2024, we invested a total of an additional $13.5 million in SpaceCo Holdings, LLC (“SpaceCo”), an existing portfolio company, through secured first lien debt.
•In February 2024, we invested $15.0 million in Perimeter Solutions Group through secured second lien debt.
•In March 2024, we received net cash proceeds of $8.4 million from the sale of Trowbridge Chicago, LLC (“Trowbridge”), an existing portfolio company. In conjunction with the sale, we received $0.2 million in prepayment fees and recorded a net realized gain of $0.2 million on our equity. We retain a secured first lien debt investment of $0.3 million in Trowbridge.
Syndicated Investments

•In January 2024, our investment in CHA Holdings, Inc. paid off at par for net proceeds of $3.0 million.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”), and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2025, and currently have a total commitment amount of $243.7 million. In August 2023, we completed an offering of $57.0 million aggregate principal amount of 7.75% Notes due 2028 (the “2028 Notes”). In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.

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
On March 31, 2024, the closing market price of our common stock was $10.73 per share, an 8.4% premium to our March 31, 2024 NAV per share of $9.90.
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
As of March 31, 2024, we had total senior securities outstanding of $379.0 million, and our asset coverage on our “senior securities representing indebtedness” was 213.4% and our asset coverage on our “senior securities that are stock” was 212.4%.
Recent Developments
Distributions
On April 9, 2024, our Board of Directors declared the following monthly distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
April 19, 2024	April 30, 2024	$0.165
May 17, 2024	May 31, 2024	0.165
June 19, 2024	June 28, 2024	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Preferred Stock
April 22, 2024	May 3, 2024	$0.130208
May 23, 2024	June 5, 2024	0.130208
June 25, 2024	July 5, 2024	0.130208
	Total for the Quarter:	$0.390624
Impact of Inflation

We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the six months ended March 31, 2024, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their ability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,715	$19,578	$4,137	21.1%
Success fee, dividend, and other income	282	983	(701)	(71.3)
Total investment income	23,997	20,561	3,436	16.7
EXPENSES
Base management fee	3,439	2,898	541	18.7
Loan servicing fee	2,260	1,923	337	17.5
Incentive fee	2,669	2,408	261	10.8
Administration fee	469	417	52	12.5
Interest expense	5,732	4,909	823	16.8
Amortization of deferred financing costs	441	381	60	15.7
Other expenses	916	636	280	44.0
Expenses, before credits from Adviser	15,926	13,572	2,354	17.3
Credit to base management fee – loan servicing fee	(2,260)	(1,923)	(337)	17.5
Credits to fees from Adviser – other	(446)	(720)	274	(38.1)
Total expenses, net of credits	13,220	10,929	2,291	21.0
NET INVESTMENT INCOME	10,777	9,632	1,145	11.9
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	219	403	(184)	(45.7)
Net realized gain (loss) on other	1,949	25	1,924	NM
Net unrealized appreciation (depreciation) of investments	10,695	1,765	8,930	NM
Net unrealized depreciation of other	—	161	(161)	NM
Net gain (loss) from investments and other	12,863	2,354	10,509	446.4
PREFERRED STOCK DIVIDENDS	8	—	8	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$23,632	$11,986	$11,646	97.2%
NM - Not Meaningful

Investment Income
Interest income increased by 21.1% for the three months ended March 31, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended March 31, 2024 was $680.4 million, compared to $604.0 million for the three months ended March 31, 2023, an increase of $76.4 million, or 12.6%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 14.0% for the three months ended March 31, 2024, compared to 13.1% for the three months ended March 31, 2023, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of March 31, 2024, our loans to Edge Adhesives Holdings, Inc. and WB Xcel Holdings, LLC were on non-accrual status with a debt cost basis of $20.4 million, or 2.8% of the cost basis of all debt investments in our portfolio, and a fair value of $12.9 million, or 1.8% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.

Other income decreased by 71.3% during the three months ended March 31, 2024, as compared to the prior year period, primarily due to decreases in success fees and dividend income.
As of March 31, 2024 and September 30, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.3 million, or 21.0%, for the three months ended March 31, 2024, as compared to the prior year period. This increase was primarily due to a $0.9 million increase in the net base management fee earned by the Adviser and a $0.8 million increase in interest expense.
Total interest expense on borrowings and notes payable increased by $0.8 million, or 16.8%, during the three months ended March 31, 2024 driven by a shift in the composition of our debt outstanding and changes in interest rates. Interest expense on notes payable increased by $1.1 million period over period with the issuance of our 2028 Notes in August 2023. Interest expense on our Credit Facility decreased by $0.3 million due primarily to a decrease in the weighted average balance outstanding which was $90.3 million during the three months ended March 31, 2024, as compared to $125.8 million in the prior year period, a decrease of 28.2%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 9.9% during the three months ended March 31, 2024, compared to 8.0% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.1 million increase in unused commitment fees during the three months ended March 31, 2024 as compared to the prior year period as well as an increase in interest rates.
The net base management fee earned by the Adviser increased by $0.9 million, or 41.7%, for the three months ended March 31, 2024, as compared to the prior year period, resulting from a decrease in credits to the base management fee from the Adviser for new deal origination fees and an increase in average total assets subject to the base management fee.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
Average total assets subject to base management fee(A)	$786,057	$662,400
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,439	$2,898
Portfolio company fee credit	(325)	(689)
Syndicated loan fee credit	(27)	(31)
Net Base Management Fee	$3,087	$2,178
Loan servicing fee(B)	2,260	1,923
Credit to base management fee - loan servicing fee(B)	(2,260)	(1,923)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,669	2,408
Incentive fee credit	(94)	—
Net Incentive Fee	$2,575	$2,408
Portfolio company fee credit	(325)	(689)
Syndicated loan fee credit	(27)	(31)
Incentive fee credit	(94)	—
Credits to Fees From Adviser - other(B)	$(446)	$(720)
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

Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended March 31, 2024, we recorded a net realized gain on investments of $0.2 million, which resulted primarily from a $0.2 million realized gain recognized on our investment in Trowbridge. For the three months ended March 31, 2023, we recorded a net realized gain on investments of $0.4 million, which resulted primarily from a $0.5 million realized gain recognized on our investment in Imperative Holdings Corporation, partially offset by a $0.1 million realized loss recognized on the exit of our investment in Chinese Yellow Pages Company.
Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended March 31, 2024, we recorded net unrealized appreciation of investments in the aggregate amount of $10.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended March 31, 2024 were as follows:

	Three Months Ended March 31, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Lonestar EMS, LLC	$—	$5,729	$—	$5,729
Salt & Straw, LLC	—	2,958	—	2,958
Giving Home Health Care, LLC	—	2,009	—	2,009
MCG Energy Solutions, LLC	—	1,381	—	1,381
Antenna Research Associates, Inc.	—	1,305	—	1,305
Springfield, Inc.	—	666	—	666
Encore Dredging Holdings, LLC	—	520	—	520
Leadpoint Business Services, LLC	—	510	—	510
NeoGraf Solutions, LLC	—	495	—	495
Axios Industrial Group, LLC	—	493	—	493
8th Avenue Food & Provisions, Inc.	—	405	—	405
Trowbridge Chicago, LLC	219	43	111	373
TNCP Intermediate HoldCo, LLC	—	337	—	337
ENET Holdings, LLC	—	(530)	—	(530)
FES Resources Holdings LLC	—	(828)	—	(828)
Eegee's LLC	—	(833)	—	(833)
Edge Adhesives Holdings, Inc.	—	(892)	—	(892)
HH-Inspire Acquisition, Inc.	—	(916)	—	(916)
WB Xcel Holdings, LLC	—	(2,524)	—	(2,524)
Other, net (<$500)	—	99	157	256
Total:	$219	$10,427	$268	$10,914

The primary driver of net unrealized appreciation of $10.7 million for the three months ended March 31, 2024 was the improvement in the financial and operational performance of Lonestar EMS, LLC, partially offset by the decline in the financial and operational performance of WB Xcel Holdings, LLC.

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
Net Realized Gain on Other
During the three months ended March 31, 2024 and March 31, 2023, we recorded a net realized gain on other of $1.9 million and $25 thousand, respectively. The current period gain resulted primarily from proceeds received associated with the sale of a legacy investment and the prior period gain was associated with escrows received.

Net Unrealized Depreciation of Other
During the three months ended March 31, 2023, we recorded $0.2 million of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended March 31, 2024.

Comparison of the Six Months Ended March 31, 2024 to the Six Months Ended March 31, 2023

	Six Months Ended March 31,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$46,711	$37,945	$8,766	23.1%
Success fee, dividend, and other income	507	1,910	(1,403)	(73.5)
Total investment income	47,218	39,855	7,363	18.5
EXPENSES
Base management fee	6,684	5,727	957	16.7
Loan servicing fee	4,388	3,797	591	15.6
Incentive fee	5,653	4,589	1,064	23.2
Administration fee	923	820	103	12.6
Interest expense	10,764	9,538	1,226	12.9
Amortization of deferred financing costs	870	759	111	14.6
Other expenses	1,641	1,221	420	34.4
Expenses, before credits from Adviser	30,923	26,451	4,472	16.9
Credit to base management fee – loan servicing fee	(4,388)	(3,797)	(591)	15.6
Credits to fees from Adviser – other	(2,028)	(1,156)	(872)	75.4
Total expenses, net of credits	24,507	21,498	3,009	14.0
NET INVESTMENT INCOME	22,711	18,357	4,354	23.7
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	478	9,722	(9,244)	(95.1)
Net realized gain (loss) on other	1,952	278	1,674	NM
Net unrealized appreciation (depreciation) of investments	18,500	(10,834)	29,334	NM
Net unrealized depreciation of other	—	161	(161)	NM
Net gain (loss) from investments and other	20,930	(673)	21,603	NM
PREFERRED STOCK DIVIDENDS	8	—	8	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$43,633	$17,684	$25,949	146.7%
NM - Not Meaningful

Investment Income
Interest income increased by 23.1% for the six months ended March 31, 2024, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio for the six months ended March 31, 2024 was $669.0 million, compared to $596.7 million for the six months ended March 31, 2023, an increase of $72.3 million, or 12.1%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.9% for the six months ended March 31, 2024, compared to 12.7% for the six months ended March 31, 2023, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of March 31, 2024, our loans to Edge Adhesives Holdings, Inc. and WB Xcel Holdings, LLC were on non-accrual status with a debt cost basis of $20.4 million, or 2.8% of the cost basis of all debt investments in our portfolio, and a fair value of $12.9 million, or 1.8% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
Other income decreased by 73.5% during the six months ended March 31, 2024, as compared to the prior year period, primarily due to decreases in dividend income and success fees.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $3.0 million, or 14.0%, for the six months ended March 31, 2024, as compared to the prior year period. This increase was primarily due to a $1.2 million increase in interest expense and a $1.1 million increase in the incentive fee earned by the Adviser.
Total interest expense on borrowings and notes payable increased by $1.2 million, or 12.9%, during the six months ended March 31, 2024 driven by a shift in the composition of our debt outstanding and changes in interest rates. Interest expense on notes payable increased by $2.2 million period over period with the issuance of our 2028 Notes in August 2023. Interest expense on our Credit Facility decreased by $1.0 million due primarily to a decrease in the weighted average balance outstanding which was $69.3 million during the six months ended March 31, 2024, as compared to $127.4 million in the prior year period, a decrease of 45.6%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 10.9% during the six months ended March 31, 2024, compared to 7.5% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.4 million increase in unused commitment fees during the six months ended March 31, 2024 as compared to the prior year period as well as an increase in interest rates.
The net base management fee earned by the Adviser increased by $0.2 million, or 3.9%, for the six months ended March 31, 2024, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee, partially offset by an increase in credits to the base management fee from the Adviser period over period.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Six Months Ended March 31,
	2024	2023
Average total assets subject to base management fee(A)	$763,886	$654,514
Multiplied by prorated annual base management fee of 1.75%	0.8750%	0.8750%
Base management fee(B)	$6,684	$5,727
Portfolio company fee credit	(1,876)	(1,093)
Syndicated loan fee credit	(58)	(63)
Net Base Management Fee	$4,750	$4,571
Loan servicing fee(B)	4,388	3,797
Credit to base management fee - loan servicing fee(B)	(4,388)	(3,797)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	5,653	4,589
Incentive fee credit	(94)	—
Net Incentive Fee	$5,559	$4,589
Portfolio company fee credit	(1,876)	(1,093)
Syndicated loan fee credit	(58)	(63)
Incentive fee credit	(94)	—
Credits to Fees From Adviser - other(B)	$(2,028)	$(1,156)
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

Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the six months ended March 31, 2024, we recorded a net realized gain on investments of $0.5 million, which resulted from a $0.3 million realized gain recognized on the sale of our investment in PIC 360, LLC and a $0.2 million realized gain recognized on our investment in Trowbridge.
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
Net Unrealized Appreciation (Depreciation) of Investments
During the six months ended March 31, 2024, we recorded net unrealized appreciation of investments in the aggregate amount of $18.5 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the six months ended March 31, 2024 were as follows:

	Six Months Ended March 31, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$8,074	$—	$8,074
Lonestar EMS, LLC	—	6,860	—	6,860
MCG Energy Solutions, LLC	—	3,486	—	3,486
Salt & Straw, LLC	—	2,934	—	2,934
Engineering Manufacturing Technologies, LLC	—	1,993	—	1,993
Giving Home Health Care, LLC	—	1,473	—	1,473
TNCP Intermediate HoldCo, LLC	—	896	—	896
8th Avenue Food & Provisions, Inc.	—	820	—	820
Café Zupas	—	763	—	763
Viva Railings, L.L.C.	—	704	—	704
Leadpoint Business Services, LLC	—	611	—	611
OCI, LLC	—	590	—	590
Ohio Armor Holdings, LLC	—	555	—	555
SpaceCo Holdings, LLC	—	554	—	554
Encore Dredging Holdings, LLC	—	465	—	465
Canopy Safety Brands, LLC	—	454	—	454
Axios Industrial Group, LLC	—	450	—	450
Fix-It Group, LLC	—	411	—	411
NeoGraf Solutions, LLC	—	(522)	—	(522)
Edge Adhesives Holdings, Inc.	—	(958)	—	(958)
HH-Inspire Acquisition, Inc.	—	(1,609)	—	(1,609)
B+T Group Acquisition Inc.	—	(2,411)	—	(2,411)
WB Xcel Holdings, LLC	—	(3,329)	—	(3,329)
FES Resources Holdings LLC	—	(4,545)	—	(4,545)
Other, net (<$500)	478	(204)	(15)	259
Total:	$478	$18,515	$(15)	$18,978

The primary driver of net unrealized appreciation of $18.5 million for the six months ended March 31, 2024 was the improvement in the financial and operational performance of Antenna Research Associates, Inc. and Lonestar EMS, LLC, partially offset by the decline in the financial and operational performance of FES Resources Holdings LLC and WB Xcel Holdings, LLC.

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

The primary drivers of net unrealized depreciation of $10.8 million for the six months ended March 31, 2023 were the reversal of unrealized depreciation associated with the exit of our investment in Targus Cayman HoldCo, Ltd. and the sale of underlying assets within Leeds Novamark Capital I, L.P. as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.
Net Realized Gain (Loss) on Other

During the six months ended March 31, 2024 and March 31, 2023, we recorded a net realized gain on other of $2.0 million and $0.3 million, respectively. The current period gain resulted primarily from proceeds received associated with the sale of a legacy investment and the prior period gain was associated with escrows received.

Net Unrealized Depreciation of Other

During the six months ended March 31, 2023, we recorded $0.2 million of unrealized depreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the six months ended March 31, 2024.

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
Net cash used in operating activities for the six months ended March 31, 2024 was $45.3 million, as compared to net cash used in operating activities of $12.3 million for the six months ended March 31, 2023. The change was primarily due to an increase in purchases of investments and an increase in unrealized appreciation of investments. Purchases of investments were $102.7 million during the six months ended March 31, 2024, compared to $77.5 million during the six months ended March 31, 2023. Repayments and net proceeds from sales were $39.2 million during the six months ended March 31, 2024 compared to $49.2 million during the six months ended March 31, 2023.
As of March 31, 2024, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $790.5 million. As of September 30, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $722.3 million.
The following table summarizes our total portfolio investment activity during the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31,
	2024	2023
Beginning investment portfolio, at fair value	$704,815	$649,615
New investments	26,000	50,416
Disbursements to existing portfolio companies	76,733	27,053
Scheduled principal repayments on investments	(4,287)	(4,955)
Unscheduled principal repayments on investments	(31,696)	(29,715)
Net proceeds from sale of investments	(1,229)	(14,274)
Net unrealized appreciation (depreciation) of investments	18,515	(1,126)
Reversal of prior period depreciation (appreciation) of investments on realization	(15)	(9,708)
Net realized gain (loss) on investments	478	9,722
Increase in investments due to PIK(A)	2,604	1,952
Net change in premiums, discounts and amortization	(330)	(221)
Investment Portfolio, at Fair Value	$791,588	$678,759
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of March 31, 2024:

		Amount
For the remaining six months ending September 30:	2024(A)	$19,827
For the fiscal years ending September 30:	2025	15,947
	2026	151,927
	2027	266,530
	2028	209,465
	Thereafter	56,737
	Total contractual repayments	$720,433
	Adjustments to cost basis of debt investments	(1,583)
	Investments in equity securities	71,692
	Investments held as of March 31, 2024 at cost:	$790,542
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of March 31, 2024.

Financing Activities
Net cash provided by financing activities for the six months ended March 31, 2024 was $49.3 million, which consisted primarily of $69.4 million in net borrowings on our Credit Facility, partially offset by $21.5 million in distributions to our common stockholders.
Net cash provided by financing activities for the six months ended March 31, 2023 was $19.3 million, which consisted primarily of $24.7 million in gross proceeds from the issuance of common stock under our equity distribution agreement with Jefferies LLC and $10.8 million in net borrowings on our Credit Facility, partially offset by $15.7 million in distributions to our common stockholders.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.0825 per common share for each month for the six months ended March 31, 2024. During the six months ended March 31, 2023, we paid monthly cash distributions of $0.07 per common share for each of October, November, and December 2022, and $0.075 per common share for each of January, February, and March 2023. These distributions totaled an aggregate of $21.5 million and $15.7 million for the six months ended March 31, 2024 and 2023, respectively.

In April 2024, our Board of Directors declared a monthly distribution of $0.165 per common share for each of April, May, and June 2024. The current dividend amount reflects the 1-for-2 reverse stock split completed on April 4, 2024. Refer to Note 12—Subsequent Events of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding the 1-for-2 reverse stock split. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2024. From inception through March 31, 2024, we have paid distributions to common stockholders totaling approximately $480.5 million or $23.27 per share.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for January, February and March 2024. Aggregate preferred stockholder dividends paid on our Series A Preferred Stock for the six months ended March 31, 2024 were $8 thousand. There was no Series A Preferred Stock issued and outstanding prior to January 2024.

Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.
Equity
Registration Statement
Our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of March 31, 2024, we had the ability to issue up to $700.0 million in securities under the 2024 Registration Statement.
Our shelf registration statement on Form N-2 (File No. 333-261398) (the “2021 Registration Statement”) permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of March 31, 2024, we had the ability to issue up to an additional $149.3 million in securities under the 2021 Registration Statement. Refer to Note 6—Cumulative Redeemable Preferred Stock Offering of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our 2021 Registration Statement.
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
On March 31, 2024, the closing market price of our common stock was $10.73 per share, an 8.4% premium to our March 31, 2024 NAV per share of $9.90.
Revolving Credit Facility
On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of March 31, 2024, our Credit Facility had a total commitment amount of $243.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025, and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 0.001 basis point SOFR credit spread adjustment).
On December 12, 2023, we, through Business Loan, entered into Amendment No. 5 to the Credit Facility to increase the commitment amount from $223.7 million to $233.7 million. On March 28, 2024, we, through Business Loan, entered into Amendment No. 6 to the Credit Facility to increase the commitment amount from $233.7 million to $243.7 million.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of March 31, 2024 and September 30, 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $409.8 million as of March 31, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of March 31, 2024, and as defined in our Credit Facility, we had a net worth of $683.3 million, asset coverage on our “senior securities representing indebtedness” of 213.4%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of March 31, 2024. As of March 31, 2024, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
Notes Payable
In August 2023, we completed an offering of $57.0 million aggregate principal amount of the “2028 Notes” for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes are traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. The 2028 Notes will mature on September 1, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after September 1, 2025. The 2028 Notes bear interest at a rate of 7.75% per year. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year beginning December 1, 2023 (which equates to approximately $4.4 million per year).

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of March 31, 2024 and September 30, 2023, we had off-balance sheet success fee receivables on our accruing debt investments of $5.2 million and $4.0 million (or approximately $0.12 per common share and $0.09 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of March 31, 2024 and September 30, 2023 to be immaterial.
The following table shows our contractual obligations as of March 31, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$117,200	$—	$117,200
Notes Payable	—	150,000	107,000	—	257,000
Interest expense on debt obligations(C)	24,975	40,981	15,328	—	81,284
Total	$24,975	$190,981	$239,528	$—	$455,484
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $54.1 million, at cost, as of March 31, 2024.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of March 31, 2024.

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
The following table reflects risk ratings for all proprietary loans in our portfolio as of March 31, 2024 and September 30, 2023, representing approximately 98.8% and 98.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2024	As of September 30, 2023
Highest	10.0	10.0
Average	7.4	7.1
Weighted Average	7.7	7.5
Lowest	3.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of March 31, 2024 and September 30, 2023, representing approximately 1.2% and 1.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of March 31, 2024	As of September 30, 2023
Highest	5.0	5.0
Average	3.5	3.5
Weighted Average	4.2	4.2
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2023, representing approximately 0.5% of the principal balance of all debt investments in our portfolio at the end of the period:

Rating	As of September 30, 2023
Highest	5.0
Average	5.0
Weighted Average	5.0
Lowest	5.0

There were no syndicated loans in our portfolio that were not rated by an NRSRO as of March 31, 2024.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. The prices of securities held by us may decline in response to certain events, including those directly involving the companies whose securities are owned by us; conditions affecting the general economy, overall market changes; local, regional or global political, social or economic instability; and interest rate fluctuations.

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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of March 31, 2024, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.2%
Fixed rates	11.8%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the six months ended March 31, 2024 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of March 31, 2024 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.
3.5	Articles Supplementary for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.
3.6	Articles of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed April 5, 2024.
3.7	Articles of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed April 5, 2024.
3.8	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.
3.9	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.
3.10	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.
3.11	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.
3.12	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.
3.13	Fifth Amendment to Bylaws of Gladstone Capital Corporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 10, 2023.
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

10.7
Amendment No. 5 to the Sixth Amended and Restated Credit Agreement dated as of December 13, 2023 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 5, 2024.*

10.8
Amendment No. 6 to Sixth Amended and Restated Credit Agreement dated as of March 28, 2024 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at March 31, 2024.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: May 1, 2024