Form 10-Q
period 2024-06-30
GLADSTONE CAPITAL CORP
filed 2024-08-07
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 6, 2024 was 21,754,449.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item 1 Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2024	September 30, 2023
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $700,125 and $671,397, respectively)	$710,261	$663,544
Affiliate investments (Cost of $16,746 and $16,746, respectively)	9,892	10,421
Control investments (Cost of $36,392 and $34,126, respectively)	37,592	30,850
Cash and cash equivalents	1,136	1,306
Restricted cash and cash equivalents	110	95
Interest receivable, net	5,339	6,100
Due from administrative agent	5,922	2,936
Deferred financing costs, net	1,150	1,335
Other assets, net	3,686	2,911
TOTAL ASSETS	$775,088	$719,498
LIABILITIES
Line of credit at fair value (Cost of $65,800 and $47,800, respectively)	$65,800	$47,800
Notes payable, net of unamortized deferred financing costs of $3,126 and $3,886, respectively	253,874	253,114
Accounts payable and accrued expenses	986	1,006
Interest payable	4,296	2,956
Fees due to Adviser(A)	4,163	3,872
Fee due to Administrator(A)	831	479
Other liabilities	465	1,576
TOTAL LIABILITIES	$330,415	$310,803
Commitments and contingencies(B)
Preferred Stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 249,517 and 0 shares issued and outstanding, respectively	$5,595	$—
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 21,754,449 and 21,754,449 shares issued and outstanding, respectively(C)	$44	$44
Capital in excess of par value	481,478	481,480
Cumulative net unrealized appreciation (depreciation) of investments	4,482	(17,454)
Under (over) distributed net investment income	6,140	4,741
Accumulated net realized losses	(53,066)	(60,116)
Total distributable loss	(42,444)	(72,829)
TOTAL NET ASSETS	$439,078	$408,695
NET ASSET VALUE PER COMMON SHARE(C)	$20.18	$18.79
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(C)Issued and outstanding shares of common stock and net asset value per share have been adjusted on a retroactive basis to reflect the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$21,393	$19,183	$64,223	$52,051
Affiliate investments	—	1,023	—	2,865
Control investments	277	736	1,313	2,134
Cash and cash equivalents	45	29	97	93
Total interest income (excluding PIK interest income)	21,715	20,971	65,633	57,143
PIK interest income
Non-Control/Non-Affiliate investments	1,400	629	4,030	1,980
Affiliate investments	—	139	—	415
Control investments	84	77	247	223
Total PIK interest income	1,484	845	4,277	2,618
Total interest income	23,199	21,816	69,910	59,761
Success fee income
Non-Control/Non-Affiliate investments	295	335	295	935
Dividend income
Non-Control/Non-Affiliate investments	1,050	42	1,235	830
Control investments	—	362	—	691
Total dividend income	1,050	404	1,235	1,521
Other income	1,145	268	1,467	461
Total investment income	25,689	22,823	72,907	62,678
EXPENSES
Base management fee(A)	3,459	3,106	10,143	8,833
Loan servicing fee(A)	2,250	2,069	6,638	5,866
Incentive fee(A)	3,076	2,919	8,729	7,508
Administration fee(A)	477	417	1,400	1,237
Interest expense	5,509	5,553	16,273	15,091
Amortization of deferred financing costs	453	405	1,323	1,164
Professional fees	263	271	771	784
Other general and administrative expenses	659	402	1,792	1,110
Expenses, before credits from Adviser	16,146	15,142	47,069	41,593
Credit to base management fee - loan servicing fee(A)	(2,250)	(2,069)	(6,638)	(5,866)
Credits to fees from Adviser - other(A)	(600)	(1,926)	(2,628)	(3,082)
Total expenses, net of credits	13,296	11,147	37,803	32,645
NET INVESTMENT INCOME	12,393	11,676	35,104	30,033
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	1,417	(789)	1,636	9,949
Control investments	—	3,700	259	2,684
Other	1,898	44	3,850	322
Total net realized gain (loss)	3,315	2,955	5,745	12,955
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	3,396	2,394	17,989	(11,012)
Affiliate investments	(490)	(228)	(529)	2,017
Control investments	530	(4,752)	4,476	(4,425)
Other	—	(161)	—	—
Total net unrealized appreciation (depreciation)	3,436	(2,747)	21,936	(13,420)
Net realized and unrealized gain (loss)	6,751	208	27,681	(465)
PREFERRED STOCK DIVIDENDS	88	—	96	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,056	$11,884	$62,689	$29,568
BASIC AND DILUTED PER COMMON SHARE:
Net investment income(B)	$0.57	$0.62	$1.61	$1.65
Net increase (decrease) in net assets resulting from operations(B)	$0.88	$0.63	$2.88	$1.62
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted(B)	21,754,456	18,840,233	21,754,451	18,246,084
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Per share amounts and weighted average common shares outstanding have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2024	2023
NET ASSETS, SEPTEMBER 30	$408,695	$315,487
OPERATIONS
Net investment income	11,934	8,725
Net realized gain (loss) on investments	259	9,319
Net realized gain (loss) on other	3	253
Net unrealized appreciation (depreciation) of investments	7,805	(12,599)
Net increase (decrease) in net assets resulting from operations	20,001	5,698
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.49 per share and $0.42 per share, respectively)(A)(B)	(10,768)	(7,398)
Net decrease in net assets from distributions	(10,768)	(7,398)
CAPITAL TRANSACTIONS
Issuance of common stock	—	10,721
Discounts, commissions and offering costs for issuance of common stock	—	(182)
Net increase (decrease) in net assets resulting from capital transactions	—	10,539
NET INCREASE (DECREASE) IN NET ASSETS	9,233	8,839
NET ASSETS, DECEMBER 31	$417,928	$324,326
OPERATIONS
Net investment income	10,777	9,632
Net realized gain (loss) on investments	219	403
Net realized gain (loss) on other	1,949	25
Net unrealized appreciation (depreciation) of investments	10,695	1,765
Net unrealized depreciation of other	—	161
Preferred stock dividends	(8)	—
Net increase (decrease) in net assets resulting from operations	23,632	11,986
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.50 per share and $0.45 per share, respectively)(A)(B)	(10,769)	(8,257)
Net decrease in net assets from distributions	(10,769)	(8,257)
CAPITAL TRANSACTIONS
Issuance of common stock	—	13,993
Discounts, commissions and offering costs for issuance of common stock	—	(237)
Net increase (decrease) in net assets resulting from capital transactions	—	13,756
NET INCREASE (DECREASE) IN NET ASSETS	12,863	17,485
NET ASSETS, MARCH 31	$430,791	$341,811
OPERATIONS
Net investment income	12,393	11,676
Net realized gain (loss) on investments	1,417	2,911
Net realized gain (loss) on other	1,898	44
Net unrealized appreciation (depreciation) of investments	3,436	(2,586)
Net unrealized appreciation of other	—	(161)
Preferred stock dividends	(88)	—
Net increase (decrease) in net assets resulting from operations	19,056	11,884
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.50 per share and $0.48 per share, respectively)(A)(B)	(10,769)	(9,082)
Net decrease in net assets from distributions	(10,769)	(9,082)
CAPITAL TRANSACTIONS
Issuance of common stock	—	13,565
Discounts, commissions and offering costs for issuance of common stock	—	(232)
Net increase (decrease) in net assets resulting from capital transactions	—	13,333
NET INCREASE (DECREASE) IN NET ASSETS	8,287	16,135
NET ASSETS, JUNE 30	$439,078	$357,946
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Per share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$62,689	$29,568
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(149,122)	(148,084)
Principal repayments on investments	120,946	66,200
Net proceeds from sale of investments	6,536	18,296
Increase in investments due to PIK interest or other	(4,060)	(2,779)
Net change in premiums, discounts and amortization	451	193
Net realized loss (gain) on investments	(1,895)	(12,633)
Net realized loss (gain) on other	(3,850)	(322)
Net unrealized depreciation (appreciation) of investments	(21,936)	13,420
Amortization of deferred financing costs	1,323	1,164
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	761	(1,500)
Decrease (increase) in funds due from administrative agent	(2,986)	(1,100)
Decrease (increase) in other assets, net	(775)	(509)
Increase (decrease) in accounts payable and accrued expenses	(20)	569
Increase (decrease) in interest payable	1,340	1,790
Increase (decrease) in fees due to Adviser(A)	291	409
Increase (decrease) in fee due to Administrator(A)	352	273
Increase (decrease) in other liabilities	(1,111)	1,315
Net cash provided by (used in) operating activities	8,934	(33,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	179,500	123,000
Repayments on line of credit	(161,500)	(101,000)
Financing costs	(378)	(1,559)
Proceeds from issuance of common stock	—	38,279
Proceeds from issuance of preferred stock	5,595	—
Discounts, commissions and offering costs for issuance of common stock	—	(574)
Distributions paid to common stockholders	(32,306)	(24,737)
Net cash provided by (used in) financing activities	(9,089)	33,409
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(155)	(321)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	1,401	2,107
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,246	$1,786
CASH PAID FOR INTEREST	$14,933	$13,301
NON-CASH ACTIVITIES(B)	$—	$2,416
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 161.8%
Secured First Lien Debt – 120.1%
Aerospace and Defense – 21.1%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 15.3% Cash, 4.0% PIK, Due 11/2026)(E)	$30,949	$30,949	$30,949
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 2/2026)(C)	16,856	16,856	16,856
SpaceCo Holdings, LLC – Line of Credit, $50 available (S + 6.4%, 11.7% Cash, Due 12/2025)(C)(H)	1,950	1,950	1,948
SpaceCo Holdings, LLC – Term Debt (S + 6.4%, 11.7% Cash, Due 12/2025)(C)(H)	43,054	42,601	43,002
		92,356	92,755
Beverage, Food, and Tobacco – 17.0%
Café Zupas – Line of Credit, $700 available (S + 7.5%, 12.8% Cash, Due 12/2027)(C)	1,050	1,050	1,061
Café Zupas – Delayed Draw Term Loan, $4,200 available (S + 7.5%, 12.8% Cash, Due 12/2027)(C)	6,300	6,300	6,363
Café Zupas – Term Debt (S + 7.5%, 12.8% Cash, Due 12/2027)(C)	26,250	26,063	26,513
Eegee’s LLC – Line of Credit, $500 available (S + 7.8%, 13.1% Cash, Due 6/2026)(C)	1,500	1,500	1,446
Eegee’s LLC – Delayed Draw Term Loan, $0 available (S + 7.8%, 8.0% Cash, 5.1% PIK, Due 6/2026)(C)	3,105	3,105	2,992
Eegee’s LLC – Term Debt (S + 7.8%, 8.0% Cash, 5.1% PIK, Due 6/2026)(C)	17,594	17,594	16,958
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $3,500 available (S + 9.1%, 14.4% Cash, Due 9/2027)(C)	10,850	10,682	10,959
Sokol & Company Holdings, LLC – Term Debt (S + 6.8%, 12.1% Cash, Due 8/2027)(C)	8,500	8,500	8,500
		74,794	74,792
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,355	1,355	1,359
GFRC 360, LLC – Term Debt (S + 8.0%, 13.3% Cash, Due 9/2024)(C)	1,000	1,000	1,003
		2,355	2,362
Diversified/Conglomerate Manufacturing – 25.7%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.6% Cash, Due 10/2026)(E)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 3.6% PIK, Due 10/2026)(E)	22,027	22,027	18,381
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 1.3% PIK, Due 1/2028)(C)	27,431	27,431	25,953
OCI, LLC – Term Debt (S + 7.5%, 12.8% Cash, Due 5/2028)(C)	18,500	18,500	18,685
Salvo Technologies, Inc. – Term Debt (S + 9.5%, 14.8% Cash, Due 4/2027)(C)	12,178	12,156	12,237
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	978	978	988
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	1,097	1,097	1,108
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.8% Cash, Due 9/2027)(C)	14,738	14,477	14,885
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 12.4% Cash, Due 5/2027)(C)	20,311	20,311	20,653
		116,977	112,890
Diversified/Conglomerate Service – 33.2%
Axios Industrial Group, LLC – Term Debt (S + 9.6%, 14.9% Cash, Due 10/2027)(C)	11,325	11,299	11,249
Axios Industrial Group, LLC – Term Debt (S + 12.6%, 17.9% Cash, Due 10/2027)(C)	3,000	2,920	2,980
DKI Ventures, LLC – Line of Credit, $25 available (9.0% Cash, Due 12/2025)(E)(F)	350	350	159
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(E)(F)	5,915	5,915	2,690
ENET Holdings, LLC – Line of Credit, $0 available (S + 7.3%, 12.6% Cash, Due 4/2025)(C)	2,500	2,384	2,500
ENET Holdings, LLC – Term Debt (S + 7.3%, 12.6% Cash, Due 4/2028)(C)	22,289	22,289	21,364
Fix-It Group, LLC – Line of Credit, $3,000 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	—	—	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Fix-It Group, LLC – Term Debt (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	11,400	11,400	11,686
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 8.1%, 13.4% Cash, Due 12/2026)(C)	6,825	6,825	6,825
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.8% Cash, Due 2/2028)(C)	25,500	25,500	26,010
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.9% Cash, 3.5% PIK, Due 3/2026)(C)	20,252	20,223	20,252
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,390
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.9%, 12.2% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.9%, 12.2% Cash, Due 4/2029)(C)	6,500	6,500	6,500
Total Access Elevator, LLC – Delayed Draw Term Loan, $2,500 available (S + 6.9%, 12.2% Cash, Due 4/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Line of Credit, $2,000 available (S + 7.0%, 12.3% Cash, Due 6/2029)(C)	—	—	—
Trowbridge Chicago, LLC – Term Debt (S + 7.0%, 12.3% Cash, 2.0% PIK, Due 6/2029)(C)	254	254	255
WorkforceQA, LLC – Line of Credit, $800 available (S + 6.5%, 11.8% Cash, Due 12/2026)(C)	1,200	1,200	1,200
WorkforceQA, LLC – Term Debt (S + 6.5%, 11.8% Cash, Due 12/2026)(C)	16,306	16,284	16,306
WorkforceQA, LLC – Term Debt (S + 7.5%, 12.8% Cash, Due 12/2026)(C)	2,406	2,403	2,443
		148,746	145,809
Healthcare, Education, and Childcare – 20.1%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.8%, 12.1% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.8%, 12.1% Cash, Due 12/2028)(C)	31,680	31,680	31,997
HH-Inspire Acquisition, Inc. – Line of Credit, $110 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	1,727	1,727	1,662
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	15,884	15,884	15,288
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	3,209	3,209	3,089
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 13.3% Cash, Due 4/2028)(C)	2,000	2,000	1,999
Technical Resource Management, LLC – Term Debt (S + 8.0%, 13.3% Cash, 2.5% PIK, Due 4/2028)(C)	23,086	23,007	23,077
Turn Key Health Clinics, LLC – Line of Credit, $2,000 available (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.6% Cash, Due 6/2026)(C)	11,000	11,000	11,000
		88,507	88,112
Machinery – 1.5%
Arc Drilling Holdings LLC – Line of Credit, $850 available (S + 11.5%, 16.8% Cash, Due 8/2024)(C)	150	150	150
Arc Drilling Holdings LLC – Term Debt (S + 11.5%, 10.5% Cash, 6.3% PIK, Due 8/2024)(C)	6,220	6,220	6,239
		6,370	6,389
Oil and Gas – 0.1%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	163
Telecommunications – 0.9%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.3% Cash, Due 12/2026)(E)	1,320	1,320	681
B+T Group Acquisition, Inc.(S) – Line of Credit, $127 available (S + 2.0%, 7.3% Cash, Due 6/2025)(E)	323	323	167
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.3% Cash, Due 12/2026)(E)(P)	6,000	6,000	3,095
		7,643	3,943
Total Secured First Lien Debt		$538,073	$527,215
Secured Second Lien Debt – 25.2%
Automobile – 3.7%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$12,268	$12,248	$12,268
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,059	4,059	4,059
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
		16,307	16,327

Beverage, Food, and Tobacco – 0.8%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 13.2% Cash, Due 10/2026)(D)	3,683	3,683	3,295
Cargo Transportation – 4.6%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 13.0% Cash, Due 11/2029)(C)	20,000	20,000	20,000
RPM Freight Systems, LLC – Delayed Draw Term Loan, $5,000 available (S + 7.7%, 13.0% Cash, Due 11/2029)(C)	—	—	—
		20,000	20,000
Diversified/Conglomerate Manufacturing – 8.4%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,122	2,122	2,122
Springfield, Inc. – Term Debt (S + 10.1%, 15.4% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tailwind Smith Cooper Intermediate Corporation – Term Debt (S + 9.1%, 14.4% Cash, Due 5/2027)(D)(H)(T)	5,000	4,879	5,000
		37,001	37,122
Diversified/Conglomerate Service – 3.4%
Perimeter Solutions Group – Term Debt (S + 8.5%, 13.8% Cash, Due 2/2029)(C)	15,000	15,000	14,913
Oil and Gas – 4.3%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 15.1% Cash, Due 8/2028)(C)	18,765	18,648	18,953
Total Secured Second Lien Debt		$110,639	$110,610
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$33
Preferred Equity – 6.1%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$210
Beverage, Food, and Tobacco – 2.2%
Salt & Straw, LLC – Preferred Equity(E)(G)	7,000,000	7,000	9,450
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	161
		7,075	9,611
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
Diversified/Conglomerate Manufacturing – 0.0%
Salvo Technologies, Inc. – Preferred Stock(E)(G)	2,500	2,500	—
Diversified/Conglomerate Service – 3.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)	7,000,000	7,000	9,954
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	3,283
		10,500	13,237
Healthcare, Education, and Childcare – 0.3%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	1,499
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,374
		6,838	2,374
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$32,311	$26,931
Common Equity – 10.4%
Aerospace and Defense – 8.2%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)	4,283	$4,283	$35,065
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	962
		5,283	36,027
Automobile – 0.1%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	150
Beverage, Food, and Tobacco – 0.7%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	18
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	1,857
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,270
		1,750	3,145
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.2%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	775
		5,000	775
Diversified/Conglomerate Service – 0.2%
Total Access Elevator, LLC – Common Equity(E)(G)	750,000	750	750
WorkforceQA, LLC – Common Stock(E)(G)	532	532	273
		1,282	1,023
Healthcare, Education, and Childcare – 1.0%
Giving Home Health Care, LLC – Common Stock(E)(G)	10,667	—	2,399
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,601
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	210
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	32
		2,767	4,242
Machinery – 0.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	15,000	1,500	—
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	110
		499	110
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,904	$45,472
Total Non-Control/Non-Affiliate Investments		$700,125	$710,261
AFFILIATE INVESTMENTS(N) – 2.3%
Secured First Lien Debt – 0.2%
Diversified/Conglomerate Manufacturing – 0.2%
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 10.8% Cash, Due 8/2024)(E)(P)	$6,140	$6,140	$975
Preferred Equity – 1.4%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	—
Diversified/Conglomerate Service – 1.2%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	5,121
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	913
Total Preferred Equity		$9,806	$6,034
Common Equity – 0.7%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	$800	$2,883
Total Affiliate Investments		$16,746	$9,892
CONTROL INVESTMENTS(O) – 8.5%
Secured First Lien Debt – 3.2%
Diversified/Conglomerate Manufacturing – 1.0%
Lonestar EMS, LLC – Term Debt (8.0% PIK, Due 6/2027)(E)(F)	$4,172	$4,172	$4,172
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(J)(I)	Cost	Fair Value
Lonestar EMS, LLC – Delayed Draw Term Loan, $300 available (S + 7.0%, 12.3% Cash, Due 12/2024)(E)	100	100	100
		4,272	4,272

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.2%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 15.8% Cash, 11/2026)(E)(P)	4,500	4,500	3,096
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.8% Cash, Due 11/2026)(E)(P)	9,775	9,775	6,725
		14,275	9,821
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (8.0% Cash, Due 10/2024)(E)(F)	—	—	—
Total Secured First Lien Debt		$18,547	$14,093
Secured Second Lien Debt – 1.6%
Automobile– 1.6%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.9% Cash, Due 1/2027)(E)	$7,265	$7,265	$7,265
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	$2,750	$—
Common Equity – 3.7%
Automobile– 0.9%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$580	$4,088
Diversified/Conglomerate Manufacturing – 1.9%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	8,217
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Warrants(E)(G)	90%	—	—
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	3,929
Total Common Equity		$7,830	$16,234
Total Control Investments		$36,392	$37,592
TOTAL INVESTMENTS – 172.6%		$753,263	$757,745
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $674.4 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2024, our investment in Leeds Novamark Capital I, L.P. (“Leeds”) is considered a non-qualifying asset under Section 55 of the 1940 Act. Such non-qualifying asset represents less than 0.1% of total investments, at fair value, as of June 30, 2024.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 5.34% as of June 30, 2024. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near June 30, 2024, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The cash interest rate on this investment was indexed to 90-day SOFR, which was 5.32% as of June 30, 2024.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2024.
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
(T)Investment was exited subsequent to June 30, 2024. Refer to Note 12 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.

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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
JUNE 30, 2024
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003 for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the nine month periods ended June 30, 2024 and June 30, 2023.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2024 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 13, 2023.
Retroactive Adjustments for Reverse Stock Split
The outstanding shares and per share amounts of the Company’s common stock in the consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024 (effective April 5, 2024 for trading purposes) for all activity prior to that date.

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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2024, certain of our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc. and WB Xcel Holdings, LLC were on non-accrual status with a debt cost basis of $26.4 million, or 3.9% of the cost basis of all debt investments in our portfolio, and a fair value of $13.9 million, or 2.1% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
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
As of June 30, 2024 and September 30, 2023, we held three and four OID loans, respectively. We recorded OID income of $0.1 million and $0.2 million during the three and nine months ended June 30, 2024, respectively, and $49 thousand and $0.2 million during the three and nine months ended June 30, 2023, respectively. The unamortized balance of OID investments as of June 30, 2024 and September 30, 2023 totaled $0.8 million and $0.7 million, respectively. As of June 30,

2024 and September 30, 2023, we had eleven and eight investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.5 million and $4.3 million during the three and nine months ended June 30, 2024, respectively, and $0.8 million and $2.6 million during the three and nine months ended June 30, 2023, respectively. We collected $0.2 million in PIK interest in cash during each of the three and nine months ended June 30, 2024, and $0 and $0.4 million during the three and nine months ended June 30, 2023, respectively.
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
As of June 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2024 and 2023, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of June 30, 2024 and September 30, 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of June 30, 2024:
Secured first lien debt	$542,283		$—	$—	$542,283
Secured second lien debt	117,875		—	—	117,875
Unsecured debt	33		—	—	33
Preferred equity	32,965		—	—	32,965
Common equity/equivalents	64,379	(A)	—	—	64,379
Total Investments as of June 30, 2024	$757,535		$—	$—	$757,535

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Secured first lien debt	$510,701		$—	$—		$510,701
Secured second lien debt	127,854		—	—		127,854
Unsecured debt	24		—	—		24
Preferred equity	26,855		—	—		26,855
Common equity/equivalents	39,150	(A)	—	22	(B)	39,128
Total Investments as of September 30, 2023	$704,584		$—	$22		$704,562
(A)Excludes our investment in Leeds with a fair value of $0.2 million and $0.2 million as of June 30, 2024 and September 30, 2023, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2024 and September 30, 2023, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2024		September 30, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$527,215		$491,686
Secured second lien debt	110,610		120,429
Unsecured debt	33		24
Preferred equity	26,931		21,733
Common equity/equivalents	45,262	(A)	29,419	(B)
Total Non-Control/Non-Affiliate Investments	$710,051		$663,291
Affiliate Investments
Secured first lien debt	$975		$2,895
Preferred equity	6,034		5,122
Common equity/equivalents	2,883		2,404
Total Affiliate Investments	$9,892		$10,421
Control Investments
Secured first lien debt	$14,093		$16,120
Secured second lien debt	7,265		7,425
Common equity/equivalents	16,234		7,305
Total Control Investments	$37,592		$30,850
Total Investments at Fair Value Using Level 3 Inputs	$757,535		$704,562
(A)Excludes our investment in Leeds with fair value of $0.2 million as of June 30, 2024. Leeds was valued using NAV as a practical expedient.
(B)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively, as of September 30, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2024 and September 30, 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2024	September 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2024	September 30, 2023

Secured first lien debt	$450,678	$461,638	Yield Analysis	Discount Rate	11.1% - 18.2% / 13.2%	11.8% - 29.9% / 14.8%
	91,605	49,063	TEV	EBITDA multiple	4.0x – 9.5x / 7.4x	4.7x – 6.8x / 6.7x
				EBITDA	$215 - $16,609 / $9,505	$995 - $14,002 / $13,624
				Revenue multiple	0.4x – 4.5x / 2.2x	0.3x – 0.8x / 0.6x
				Revenue	$6,741 - $30,240 / $16,292	$14,934 - $16,283 / $15,361
Secured second lien debt	102,315	110,820	Yield Analysis	Discount Rate	13.0% - 15.4% / 14.3%	12.5% - 15.6% / 14.5%
	8,295	9,609	Market Quote	IBP	89.5% - 100.0% / 95.5%	67.8% - 94.0% / 82.2%
	7,265	7,425	TEV	EBITDA multiple	5.2x – 5.2x / 5.2x	5.6x – 5.6x / 5.6x
				EBITDA	$3,811 - $3,811 / $3,811	$3,690 - $3,690 / $3,690

Unsecured debt	33	24	TEV	Revenue multiple	1.0x – 1.0x / 1.0x	1.0x – 1.0x / 1.0x
				Revenue	$7,551 - $7,551 / $7,551	$5,044 - $5,044 / $5,044

Preferred and common equity / equivalents(A)	97,344	65,983	TEV	EBITDA multiple	4.0x – 13.0x / 7.2x	4.7x – 13.0x / 6.9x
				EBITDA	$215 -$144,874 / $10,157	$995 -$112,841 / $10,570
				Revenue multiple	0.6x – 4.5x / 2.7x	0.3x– 3.0x / 1.2x
				Revenue	$5,394 -$30,240 / $16,489	$4,213 -$16,283 / $14,959
Total Level 3 Investments, at Fair Value	$757,535	$704,562
(A)Fair value as of June 30, 2024 excludes our investment in Leeds with fair value of $0.2 million. Fair value as of September 30, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively. Leeds was valued using NAV as a practical expedient as of both June 30, 2024 and September 30, 2023. Funko was valued using Level 2 inputs as of September 30, 2023.
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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2024 and 2023 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2024	$563,849	$140,409	$33	$32,598	$54,435	$791,324
Total gains (losses):
Net realized gain (loss)(A)	(50)	—	—	—	1,465	1,415
Net unrealized appreciation (depreciation)(B)	(6,748)	727	—	367	9,213	3,559
Reversal of prior period net depreciation (appreciation) on realization(B)	(33)	(58)	—	—	—	(91)
New investments, repayments and settlements: (C)
Issuances/originations	26,964	20,132	—	—	750	47,846
Settlements/repayments	(41,749)	(43,335)	—	—	—	(85,084)
Net proceeds from sales	50	—	—	—	(1,484)	(1,434)
Transfers	—	—	—	—	—	—
Fair Value as of June 30, 2024	$542,283	$117,875	$33	$32,965	$64,379	$757,535
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	(50)	—	—	219	1,724	1,893
Net unrealized appreciation (depreciation)(B)	(1,750)	2,270	9	(3,270)	24,804	22,063
Reversal of prior period net depreciation (appreciation) on realization(B)	(52)	99	—	130	(283)	(106)
New investments, repayments and settlements: (C)
Issuances/originations	106,939	35,494	—	10,000	750	153,183
Settlements/repayments	(73,555)	(47,842)	—	—	—	(121,397)
Net proceeds from sales	50	—	—	(969)	(1,744)	(2,663)
Transfers	—	—	—	—	—	—
Fair Value as of June 30, 2024	$542,283	$117,875	$33	$32,965	$64,379	$757,535

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2023	$498,947	$117,438	$36	$28,298	$31,444	$676,163
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	(789)	3,700	2,911
Net unrealized appreciation (depreciation)(B)	(2,195)	601	(4)	(1,718)	4,622	1,306
Reversal of prior period net depreciation (appreciation) on realization(B)	(200)	—	—	526	(4,262)	(3,936)
New investments, repayments and settlements: (C)
Issuances/originations	65,707	2,061	—	1,674	2,000	71,442
Settlements/repayments	(29,022)	(64)	—	—	—	(29,086)
Net proceeds from sales	—	—	—	—	(3,700)	(3,700)
Transfers	—	—	—	—	—	—
Fair Value as of June 30, 2023	$533,237	$120,036	$32	$27,991	$33,804	$715,100
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	(95)	(279)	8,695	8,214
Net unrealized appreciation (depreciation)(B)	(4,685)	376	(23)	(693)	5,239	214
Reversal of prior period net depreciation (appreciation) on realization(B)	10	—	95	526	(9,257)	(8,626)
New investments, repayments and settlements: (C)
Issuances/originations	135,567	6,303	—	2,045	4,532	148,447
Settlements/repayments	(61,406)	(2,571)	—	—	—	(63,977)
Net proceeds from sales	—	—	—	(654)	(11,678)	(12,332)
Transfers	—	—	—	—	—	—
Fair Value as of June 30, 2023	$533,237	$120,036	$32	$27,991	$33,804	$715,100
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

Investment Activity
Proprietary Investments
As of June 30, 2024 and September 30, 2023, we held 48 and 47 proprietary investments, respectively, with an aggregate fair value of $749.3 million and $695.1 million, or 98.9% and 98.6% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2024:

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
•In April 2024, we invested $7.3 million in Total Access Elevator, LLC (“Total Access”) through secured first lien debt and common equity. We also extended Total Access a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, both of which were unfunded at close.
•In April 2024, our debt investment in Giving Home Healthcare, LLC (“Giving Home”) paid off at par for net cash proceeds of $29.7 million including a $0.9 million prepayment penalty. We also exercised our warrant position for common equity in Giving Home, which we continue to hold, and received a $2.5 million distribution associated with this investment.
•In May 2024, our debt investment in Gray Matter Systems, LLC paid off at par for net cash proceeds of $14.0 million including a $0.2 million prepayment penalty.
•In May 2024, our debt investment in Pansophic Learning, Ltd. (“Pansophic”) paid off at par for net cash proceeds of $33.0 million.
•In May 2024, we invested $20.0 million in RPM Freight Systems, LLC (“RPM”) through secured second lien debt. We also extended RPM a $5.0 million delayed draw term loan commitment, which was unfunded at close.
•In May 2024, our remaining shares in Funko were sold representing an exit of our investment and a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.
•In June 2024, we invested an additional $7.4 million in Workforce QA, LLC, an existing portfolio company, through secured first lien debt.
Syndicated Investments
As of June 30, 2024 and September 30, 2023, we held three and four syndicated investments, respectively, with an aggregate fair value of $8.4 million and $9.7 million, or 1.1% and 1.4% of the total investment portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the nine months ended June 30, 2024:

•In January 2024, our investment in CHA Holdings, Inc. paid off at par for net proceeds of $3.0 million.

Investment Concentrations
As of June 30, 2024, our investment portfolio consisted of investments in 51 portfolio companies located in 23 states in 13 different industries, with an aggregate fair value of $757.7 million. The five largest investments at fair value as of June 30, 2024 totaled $207.1 million, or 27.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2023 totaling $176.9 million, or 25.1% of our total investment portfolio. As of June 30, 2024 and September 30, 2023, our average investment by obligor was $14.8 million and $14.2 million at cost, respectively.
The following table outlines our investments by security type as of June 30, 2024 and September 30, 2023:

	June 30, 2024				September 30, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$562,760	74.7%	$542,283	71.6%	$529,376	73.3%	$510,701	72.5%
Secured second lien debt	117,904	15.7	117,875	15.5	130,252	18.1	127,854	18.1
Unsecured debt	198	0.0	33	0.0	198	0.0	24	0.0
Total debt investments	680,862	90.4	660,191	87.1	659,826	91.4	638,579	90.6
Preferred equity	44,867	6.0	32,965	4.4	35,617	4.9	26,855	3.8
Common equity/equivalents	27,534	3.6	64,589	8.5	26,826	3.7	39,381	5.6
Total equity investments	72,401	9.6	97,554	12.9	62,443	8.6	66,236	9.4
Total Investments	$753,263	100.0%	$757,745	100.0%	$722,269	100.0%	$704,815	100.0%
Our investments at fair value consisted of the following industry classifications as of June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$180,136	23.8%	$135,060	19.2%
Diversified/Conglomerate Manufacturing	164,251	21.7	158,061	22.4
Aerospace and Defense	128,782	17.0	97,836	13.9
Healthcare, Education, and Childcare	93,853	12.4	146,438	20.8
Beverage, Food, and Tobacco	90,843	12.0	78,788	11.2
Automobile	28,040	3.7	27,571	3.9
Oil and Gas	21,600	2.9	27,830	3.9
Cargo Transportation	20,000	2.6	—	0.0
Personal and Non-Durable Consumer Products	13,617	1.8	14,576	2.1
Machinery	6,389	0.8	6,411	0.9
Other, < 2.0%	10,234	1.3	12,244	1.7
Total Investments	$757,745	100.0%	$704,815	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of June 30, 2024 and September 30, 2023:

	June 30, 2024		September 30, 2023
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$289,191	38.2%	$273,181	38.8%
West	248,443	32.8	224,235	31.8
Midwest	175,923	23.2	145,122	20.6
Northeast	44,188	5.8	62,277	8.8
Total Investments	$757,745	100.0%	$704,815	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2024:

		Amount
For the remaining three months ending September 30:	2024(A)	$16,950
For the fiscal years ending September 30:	2025	16,478
	2026	146,728
	2027	227,661
	2028	191,635
	Thereafter	83,114
	Total contractual repayments	$682,566
	Adjustments to cost basis of debt investments	(1,704)
	Investments in equity securities	72,401
	Investments held as of June 30, 2024 at cost:	$753,263
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of June 30, 2024.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2024 and September 30, 2023, we had gross receivables from portfolio companies of $1.5 million and $0.8 million, respectively. The allowance for uncollectible receivables was $58 thousand and $9 thousand as of June 30, 2024 and September 30, 2023, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2025.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Average total assets subject to base management fee(A)	$790,629	$709,943	$772,800	$672,990
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%
Base management fee(B)	$3,459	$3,106	$10,143	$8,833
Portfolio company fee credit	(575)	(1,894)	(2,451)	(2,987)
Syndicated loan fee credit	(25)	(32)	(83)	(95)
Net Base Management Fee	$2,859	$1,180	$7,609	$5,751
Loan servicing fee(B)	2,250	2,069	6,638	5,866
Credit to base management fee - loan servicing fee(B)	(2,250)	(2,069)	(6,638)	(5,866)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(B)	3,076	2,919	8,729	7,508
Incentive fee credit	—	—	(94)	—
Net Incentive Fee	$3,076	$2,919	$8,635	$7,508
Portfolio company fee credit	(575)	(1,894)	(2,451)	(2,987)
Syndicated loan fee credit	(25)	(32)	(83)	(95)
Incentive fee credit	—	—	(94)	—
Credits to Fees From Adviser - other(B)	$(600)	$(1,926)	$(2,628)	$(3,082)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2024 and 2023.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2024, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2024.

Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. Two of our executive officers, David Gladstone (our chairman and chief executive officer) and Terry Lee Brubaker (our chief operating officer), serve as members of the board of managers and executive officers of the Administrator, which, as of June 30, 2024, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2025.
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $0.3 million during the three and nine months ended June 30, 2024, respectively, and $0.5 million and $0.8 million during the three and nine months ended June 30, 2023, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6, “Cumulative Redeemable Preferred Stock Offering”). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (“the Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the three and nine months ended June 30, 2024, we paid Gladstone Securities selling commissions and dealer manager fees totaling $0.4 million and $0.6 million, respectively, related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. There were no such fees paid in the prior year period.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2024	September 30, 2023
Base management fee due to Adviser	$610	$670
Loan servicing fee due to Adviser	477	455
Incentive fee due to Adviser	3,076	2,747
Total fees due to Adviser	4,163	3,872
Fee due to Administrator	831	479
Total Related Party Fees Due	$4,994	$4,351
In addition to the above fees, other operating expenses due to the Adviser totaled $85 thousand and $65 thousand as of June 30, 2024 and September 30, 2023, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $58 thousand and $19 thousand as of June 30, 2024 and September 30, 2023, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2024 and September 30, 2023.
NOTE 5. BORROWINGS
Revolving Line of Credit

On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of June 30, 2024, our Credit Facility had a total commitment amount of $268.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025 and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
On December 12, 2023, we, through Business Loan, entered into Amendment No. 5 to the Credit Facility to increase the commitment amount from $223.7 million to $233.7 million. On March 28, 2024, we, through Business Loan, entered into Amendment No. 6 to the Credit Facility to increase the commitment amount from $233.7 million to $243.7 million. On June 27, 2024, we, through Business Loan, entered into Amendment No. 7 to the Credit Facility to increase the commitment amount from $243.7 million to $268.7 million.
The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2024	September 30, 2023
Commitment amount	$268,659	$223,659
Line of credit outstanding, at cost	65,800	47,800
Availability(A)	181,944	169,060

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2024	2023	2024	2023
Weighted average borrowings outstanding, at cost	$76,843	$154,265	$71,809	$136,373
Weighted average interest rate(B)	10.5%	8.2%	10.7%	7.7%
Commitment (unused) fees incurred	$396	$105	$1,146	$446

(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2024 and September 30, 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $412.0 million as of June 30, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2024, and as defined in our Credit Facility, we had a net worth of $691.8 million, asset coverage on our “senior securities representing indebtedness” of 234.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of June 30, 2024. As of June 30, 2024, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2024 and September 30, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2024 and September 30, 2023, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2024 and September 30, 2023, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2024 and 2023:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2024	September 30, 2023
Credit Facility	$65,800	$47,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2024	2023
Fair value as of March 31, 2024 and 2023, respectively	$117,200	$152,439
Borrowings	45,200	22,600
Repayments	(96,600)	(11,400)
Net unrealized depreciation(A)	—	161
Fair Value as of June 30, 2024 and 2023, respectively	$65,800	$163,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2024	2023
Fair value as of September 30, 2023 and 2022, respectively	$47,800	$141,800
Borrowings	179,500	123,000
Repayments	(161,500)	(101,000)
Net unrealized depreciation(A)	—	—
Fair Value as of June 30, 2024 and 2023, respectively	$65,800	$163,800
(A)    Included in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations for the three and nine months ended June 30, 2023.
The fair value of the collateral under our Credit Facility totaled approximately $674.4 million and $628.3 million as of June 30, 2024 and September 30, 2023, respectively.
Notes Payable

In August 2023, we completed an offering of $57.0 million aggregate principal amount of 7.75% Notes due 2028 (the “2028 Notes”) for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes are traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. The 2028 Notes will mature on September 1, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after September 1, 2025. The 2028 Notes bear interest at a rate of 7.75% per year. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year (which equates to approximately $4.4 million per year).

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

The fair value, based on the last quoted closing price, of the 2028 Notes as of June 30, 2024 was $57.6 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of June 30, 2024 was $45.8 million. The fair value, based on a DCF analysis, of the 2026 Notes as of June 30, 2024 was $145.8 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
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

The Series A Preferred Stock is being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-261398) (the “2021 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated May 31, 2023, and a base prospectus dated December 22, 2021. As of June 30, 2024, we had the ability to issue up to an additional $144.8 million in securities under the 2021 Registration Statement.

During the three months ended June 30, 2024, we sold 179,473 shares of Series A Preferred Stock for gross proceeds of $4.5 million and net proceeds of $4.0 million. During the nine months ended June 30, 2024, we sold 249,517 shares of Series A Preferred Stock for gross proceeds of $6.2 million and net proceeds of $5.6 million. There were 249,517 and 0 shares of Series A Preferred Stock outstanding as of June 30, 2024 and September 30, 2023, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $88 thousand and $96 thousand during the three and nine months ended June 30, 2024, respectively.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of June 30, 2024 was 230.3%, calculated in accordance with Sections 18 and 61 of the 1940 Act.
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Reverse Stock Split

On April 4, 2024, we completed a Reverse Stock Split of the Company’s issued and outstanding common stock, by the filing of Articles of Amendment with the State Department of Assessments and Taxation of Maryland pursuant to the Maryland General Corporation Law. The Reverse Stock Split became effective at 4:05 p.m. Eastern Time on April 4, 2024. The Reverse Stock Split was effective for purposes of trading as of the opening of business on the Nasdaq Global Select Market on April 5, 2024.

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

Common Stock At-the-Market Offerings

In May 2021, we entered into an equity distribution agreement with Jefferies LLC (as amended and restated, the “Sales Agreement”), under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $100.0 million in an “at the market offering” (the “ATM Program”). In July 2023, we amended and restated the Sales Agreement to add Huntington Securities, Inc. as a sales agent under the ATM Program. We did not issue any shares under the Sales Agreement during the three and nine months ended June 30, 2024. As of June 30, 2024, we had a remaining capacity to sell up to an additional $0.4 million of our common stock under the Sales Agreement.

Shelf Registration Statement

Our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2024, we had the ability to issue up to $700.0 million in securities under the 2024 Registration Statement.

NOTE 8. NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$19,056	$11,884	$62,689	$29,568
Denominator: basic and diluted weighted average common share	21,754,456	18,840,233	21,754,451	18,246,084
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.88	$0.63	$2.88	$1.62
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
We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2024 and 2023:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share(A)
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.165
	October 10, 2023	November 20, 2023	November 30, 2023	0.165
	October 10, 2023	December 18, 2023	December 29, 2023	0.165
	January 9, 2024	January 23, 2024	January 31, 2024	0.165
	January 9, 2024	February 21, 2024	February 29, 2024	0.165
	January 9, 2024	March 21, 2024	March 29, 2024	0.165
	April 9, 2024	April 19, 2024	April 30, 2024	0.165
	April 9, 2024	May 17, 2024	May 31, 2024	0.165
	April 9, 2024	June 19, 2024	June 28, 2024	0.165
	Nine Months Ended June 30, 2024:			$1.49

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share(A)
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.14
	October 11, 2022	November 18, 2022	November 30, 2022	0.14
	October 11, 2022	December 20, 2022	December 30, 2022	0.14
	January 10, 2023	January 20, 2023	January 31, 2023	0.15
	January 10, 2023	February 17, 2023	February 28, 2023	0.15
	January 10, 2023	March 17, 2023	March 31, 2023	0.15
	April 11, 2023	April 21, 2023	April 28, 2023	0.16
	April 11, 2023	May 23, 2023	May 31, 2023	0.16
	April 11, 2023	June 21, 2023	June 30, 2023	0.16
	Nine Months Ended June 30, 2023:			$1.35
(A)    Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.

Aggregate distributions declared and paid to our common stockholders were approximately $32.3 million and $24.7 million for the nine months ended June 30, 2024 and 2023, respectively, and were declared based on estimates of Investment Company Taxable Income for the respective fiscal years. For the fiscal year ended September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.0 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
For the nine months ended June 30, 2024 and the fiscal year ended September 30, 2023, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2024	Year Ended September 30, 2023
Undistributed net investment income	$(1,303)	$(373)
Accumulated net realized gain	1,305	373
Capital in excess of par value	(2)	—
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2024 and September 30, 2023, we had no established reserves for such loss contingencies.

Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.2 million and $0.6 million as of June 30, 2024 and September 30, 2023, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2024 and September 30, 2023 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2024 and September 30, 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2024	September 30, 2023
Unused line of credit commitments(A)	$37,001	$32,349
Delayed draw term loans(A)	15,500	12,039
Uncalled capital commitment	843	843
Total	$53,344	$45,231
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Per Common Share Data:
Net asset value at beginning of period(A)	$19.80	$18.38	$18.79	$18.16
Income from operations(B)
Net investment income	0.57	0.62	1.61	1.65
Net realized and unrealized gain (loss) on investments	0.22	0.01	1.09	(0.05)
Net realized and unrealized gain (loss) on other	0.09	—	0.18	0.02
Total from operations	0.88	0.63	2.88	1.62
Distributions to common stockholders from(B)(C)
Net investment income	(0.50)	(0.48)	(1.49)	(1.35)
Return of capital	—	—	—	—
Total distributions	(0.50)	(0.48)	(1.49)	(1.35)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.02	—	0.15
Total capital share transactions	—	0.02	—	0.15
Other, net	—	(0.01)	—	(0.04)
Net asset value at end of period(A)	$20.18	$18.54	$20.18	$18.54
Per common share market value at beginning of period	$21.46	$18.80	$19.28	$16.98
Per common share market value at end of period	23.27	19.52	23.27	19.52
Total return(E)	10.85%	6.45%	29.44%	23.16%
Common stock outstanding at end of period(A)	21,754,449	19,300,343	21,754,449	19,300,343
Statement of Assets and Liabilities Data:
Net assets at end of period	$439,078	$357,946	$439,078	$357,946
Average net assets(F)	437,639	351,454	425,041	338,703
Senior Securities Data:
Borrowings under line of credit, at cost	65,800	163,800	65,800	163,800
Notes payable	257,000	200,000	257,000	200,000
Series A Preferred Stock	6,238	—	6,238	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	12.15%	12.69%	11.86%	12.85%
Ratio of net investment income to average net assets – annualized(I)	11.33%	13.29%	11.01%	11.82%
(A)    Based on actual shares outstanding at the end of the corresponding period. Per share data and shares outstanding have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.79% and 14.80% for the three and nine months ended June 30, 2024, respectively, and 17.30% and 16.42% for the three and nine months ended June 30, 2023, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 8.74% and 8.13% for the three and nine months ended June 30, 2024, respectively, and 8.77% and 8.32% for the three and nine months ended June 30, 2023, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity
In July 2024, our investment in Tailwind Smith Cooper Immediate Corporation paid off at par for net proceeds of $5.0 million.

In July 2024, we invested an additional $6.5 million in Turn Key Health Clinics, LLC (“Turn Key”), an existing portfolio company, through secured first lien debt. We also extended Turn Key an additional $2.0 million line of credit commitment which was funded in July 2024.
Distributions and Dividends
On July 9, 2024, our Board of Directors declared the following monthly distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2024	July 31, 2024	$0.165
August 21, 2024	August 30, 2024	0.165
September 20, 2024	September 30, 2024	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Series A Preferred Stock
July 25, 2024	August 5, 2024	$0.130208
August 26, 2024	September 5, 2024	0.130208
September 25, 2024	October 4, 2024	0.130208
	Total for the Quarter:	$0.390624

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2024, our investment portfolio was made up of approximately 90.4% debt investments and 9.6% equity investments, at cost.
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
During the nine months ended June 30, 2024, we invested $53.3 million in four new portfolio companies and extended $95.9 million in investments to existing portfolio companies. In addition, we received a total of $123.6 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the nine months ended June 30, 2024. Our overall portfolio consisted of 51 portfolio companies as of June 30, 2024 and increased by $31.0 million at cost since September 30, 2023. From our initial public offering in August 2001 through June 30, 2024, we have made 661 different loans to, or investments in, 277 companies for a total of approximately $2.8 billion, before giving effect to principal repayments on investments and divestitures.
During the nine months ended June 30, 2024, the following significant transactions occurred:
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
•In April 2024, we invested $7.3 million in Total Access Elevator, LLC (“Total Access”) through secured first lien debt and common equity. We also extended Total Access a $3.0 million line of credit commitment and a $2.5 million delayed draw term loan commitment, both of which were unfunded at close.
•In April 2024, our debt investment in Giving Home Healthcare, LLC (“Giving Home”) paid off at par for net cash proceeds of $29.7 million including a $0.9 million prepayment penalty. We also exercised our warrant position for common equity in Giving Home, which we continue to hold, and received a $2.5 million distribution associated with this investment.
•In May 2024, our debt investment in Gray Matter Systems, LLC paid off at par for net cash proceeds of $14.0 million including a $0.2 million prepayment penalty.
•In May 2024, our debt investment in Pansophic Learning, Ltd. (“Pansophic”) paid off at par for net cash proceeds of $33.0 million.
•In May 2024, we invested $20.0 million in RPM Freight Systems, LLC (“RPM”) through secured second lien debt. We also extended RPM a $5.0 million delayed draw term loan commitment, which was unfunded at close.
•In May 2024, our remaining shares in Funko Acquisition Holdings, LLC (“Funko”), representing an exit of our investment and a return of our equity cost basis of $21 thousand and a realized gain of $2 thousand.

•In June 2024, we invested an additional $7.4 million in Workforce QA, LLC, an existing portfolio company, through secured first lien debt.
Syndicated Investments

•In January 2024, our investment in CHA Holdings, Inc. paid off at par for net proceeds of $3.0 million.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”), and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2025, and currently have a total commitment amount of $268.7 million. In August 2023, we completed an offering of $57.0 million aggregate principal amount of 7.75% Notes due 2028 (the “2028 Notes”). In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
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
On June 30, 2024, the closing market price of our common stock was $23.27 per share, a 15.3% premium to our June 30, 2024 NAV per share of $20.18.
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
As of June 30, 2024, we had total senior securities outstanding of $333.3 million, and our asset coverage on our “senior securities representing indebtedness” was 234.6% and our asset coverage on our “senior securities that are stock” was 230.3%.
Recent Developments
Distributions
On July 9, 2024, our Board of Directors declared the following monthly distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 22, 2024	July 31, 2024	$0.165
August 21, 2024	August 30, 2024	0.165
September 20, 2024	September 30, 2024	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Preferred Stock
July 25, 2024	August 5, 2024	$0.130208
August 26, 2024	September 5, 2024	0.130208
September 25, 2024	October 4, 2024	0.130208
	Total for the Quarter:	$0.390624
Impact of Inflation

We believe the effects of inflation on our historical results of operations and financial condition have not been significant. During the nine months ended June 30, 2024, general inflationary pressures and certain commodity price volatility have impacted our portfolio companies to varying degrees; however, the broad based impact of these pricing changes have largely been mitigated by price adjustments without adverse sales implications, and thus, have not materially impacted our portfolio companies’ ability to service their indebtedness, including our loans. Notwithstanding the results to date, the cumulative effect of these inflationary pressures may, in the future, impact the profit margins or sales of certain portfolio companies and their ability to service their debts. We continue to monitor the current inflationary environment to anticipate any impact on our portfolio companies, including their ability to pay interest on our loans. We cannot assure you that our results of operations and financial condition or that of our portfolio companies will not be materially impacted by inflation in the future.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,199	$21,816	$1,383	6.3%
Success fee, dividend, and other income	2,490	1,007	1,483	147.3
Total investment income	25,689	22,823	2,866	12.6
EXPENSES
Base management fee	3,459	3,106	353	11.4
Loan servicing fee	2,250	2,069	181	8.7
Incentive fee	3,076	2,919	157	5.4
Administration fee	477	417	60	14.4
Interest expense	5,509	5,553	(44)	(0.8)
Amortization of deferred financing costs	453	405	48	11.9
Other expenses	922	673	249	37.0
Expenses, before credits from Adviser	16,146	15,142	1,004	6.6
Credit to base management fee – loan servicing fee	(2,250)	(2,069)	(181)	8.7
Credits to fees from Adviser – other	(600)	(1,926)	1,326	(68.8)
Total expenses, net of credits	13,296	11,147	2,149	19.3
NET INVESTMENT INCOME	12,393	11,676	717	6.1
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	1,417	2,911	(1,494)	(51.3)
Net realized gain (loss) on other	1,898	44	1,854	NM
Net unrealized appreciation (depreciation) of investments	3,436	(2,586)	6,022	NM
Net unrealized depreciation of other	—	(161)	161	(100.0)
Net gain (loss) from investments and other	6,751	208	6,543	NM
PREFERRED STOCK DIVIDENDS	88	—	88	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$19,056	$11,884	$7,172	60.4%

NM - Not Meaningful

Investment Income
Interest income increased by 6.3% for the three months ended June 30, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2024 was $664.6 million, compared to $644.1 million for the three months ended June 30, 2023, an increase of $20.5 million, or 3.2%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.9% for the three months ended June 30, 2024, compared to 13.6% for the three months ended June 30, 2023, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of June 30, 2024, certain of our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc,. and WB Xcel Holdings, LLC were on non-accrual status with a debt cost basis of $26.4 million, or 3.9% of the cost basis of all debt investments in our portfolio, and a fair value of $13.9 million, or 2.1% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
Other income increased by 147.3% during the three months ended June 30, 2024, as compared to the prior year period, primarily due to increases in prepayment fees and dividend income.
As of June 30, 2024 and September 30, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.1 million, or 19.3%, for the three months ended June 30, 2024, as compared to the prior year period. This increase was primarily due to a $1.7 million increase in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable decreased by $44 thousand, or 0.8%, during the three months ended June 30, 2024 driven by a shift in the composition of our debt outstanding. Interest expense on notes payable increased by $1.1 million period over period with the issuance of our 2028 Notes in August 2023. Interest expense on our Credit Facility decreased by $1.1 million due primarily to a decrease in the weighted average balance outstanding which was $76.8 million during the three months ended June 30, 2024, as compared to $154.3 million in the prior year period, a decrease of 50.2%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 10.5% during the three months ended June 30, 2024, compared to 8.2% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.3 million increase in unused commitment fees during the three months ended June 30, 2024 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $1.7 million, or 142.3%, for the three months ended June 30, 2024, as compared to the prior year period, resulting from a decrease in credits to the base management fee from the Adviser for new deal origination fees and an increase in average total assets subject to the base management fee.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2024	2023
Average total assets subject to base management fee(A)	$790,629	$709,943
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,459	$3,106
Portfolio company fee credit	(575)	(1,894)
Syndicated loan fee credit	(25)	(32)
Net Base Management Fee	$2,859	$1,180
Loan servicing fee(B)	2,250	2,069
Credit to base management fee - loan servicing fee(B)	(2,250)	(2,069)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	3,076	2,919
Incentive fee credit	—	—
Net Incentive Fee	$3,076	$2,919
Portfolio company fee credit	(575)	(1,894)
Syndicated loan fee credit	(25)	(32)
Incentive fee credit	—	—
Credits to Fees From Adviser - other(B)	$(600)	$(1,926)
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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the three months ended June 30, 2024, we recorded a net realized gain on investments of $1.4 million, which resulted primarily from a $1.5 million realized gain recognized on our investment in Giving Home.

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

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended June 30, 2024, we recorded net unrealized appreciation of investments in the aggregate amount of $3.4 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2024 were as follows:

	Three Months Ended June 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$8,555	$—	$8,555
Lonestar EMS, LLC	—	1,357	—	1,357
NeoGraf Solutions, LLC	—	973	—	973
Tailwind Smith Cooper Intermediate Corporation	—	792	—	792
Quality Environmental Midco, Inc.	—	673	—	673
Sokol & Company Holdings, LLC	—	514	—	514
Giving Home Health Care, LLC	1,465	(1,849)	—	(384)
Technical Resource Management, LLC	—	(879)	—	(879)
HH-Inspire Acquisition, Inc.	—	(943)	—	(943)
Edge Adhesives Holdings, Inc.	—	(962)	—	(962)
WB Xcel Holdings, LLC	—	(1,125)	—	(1,125)
Engineering Manufacturing Technologies, LLC	—	(3,865)	—	(3,865)
Other, net (<$500)	(48)	282	(87)	147
Total:	$1,417	$3,523	$(87)	$4,853

The primary driver of net unrealized appreciation of $3.4 million for the three months ended June 30, 2024 was the improvement in the financial and operational performance of Antenna Research Associates, Inc, partially offset by the decline in the financial and operational performance of Engineering Manufacturing Technologies, LLC.

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
Net Realized Gain on Other
During the three months ended June 30, 2024 and June 30, 2023, we recorded a net realized gain on other of $1.9 million and $44 thousand, respectively. The current period gain resulted primarily from proceeds received associated with a legacy investment and the prior period gain was associated with escrows received.

Net Unrealized Appreciation of Other
During the three months ended June 30, 2023, we recorded $0.2 million of unrealized appreciation related to a change in the fair value of our Credit Facility. No such amounts were recorded during the three months ended June 30, 2024.

Comparison of the Nine Months Ended June 30, 2024 to the Nine Months Ended June 30, 2023

	Nine Months Ended June 30,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$69,910	$59,761	$10,149	17.0%
Success fee, dividend, and other income	2,997	2,917	80	2.7
Total investment income	72,907	62,678	10,229	16.3
EXPENSES
Base management fee	10,143	8,833	1,310	14.8
Loan servicing fee	6,638	5,866	772	13.2
Incentive fee	8,729	7,508	1,221	16.3
Administration fee	1,400	1,237	163	13.2
Interest expense	16,273	15,091	1,182	7.8
Amortization of deferred financing costs	1,323	1,164	159	13.7
Other expenses	2,563	1,894	669	35.3
Expenses, before credits from Adviser	47,069	41,593	5,476	13.2
Credit to base management fee – loan servicing fee	(6,638)	(5,866)	(772)	13.2
Credits to fees from Adviser – other	(2,628)	(3,082)	454	(14.7)
Total expenses, net of credits	37,803	32,645	5,158	15.8
NET INVESTMENT INCOME	35,104	30,033	5,071	16.9
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	1,895	12,633	(10,738)	(85.0)
Net realized gain (loss) on other	3,850	322	3,528	NM
Net unrealized appreciation (depreciation) of investments	21,936	(13,420)	35,356	NM
Net unrealized depreciation of other	—	—	—	NM
Net gain (loss) from investments and other	27,681	(465)	28,146	NM
PREFERRED STOCK DIVIDENDS	96	—	96	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$62,689	$29,568	$33,121	112.0%
NM - Not Meaningful

Investment Income
Interest income increased by 17.0% for the nine months ended June 30, 2024, as compared to the prior year period. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2024 was $667.5 million, compared to $612.5 million for the nine months ended June 30, 2023, an increase of $55.0 million, or 9.0%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.9% for the nine months ended June 30, 2024, compared to 13.0% for the nine months ended June 30, 2023, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.
As of June 30, 2024, certain of our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc. and WB Xcel Holdings, LLC were on non-accrual status with a debt cost basis of $26.4 million, or 3.9% of the cost basis of all debt investments in our portfolio, and a fair value of $13.9 million, or 2.1% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a debt cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
Other income increased by 2.7% during the nine months ended June 30, 2024, as compared to the prior year period, primarily due to an increase in prepayment fees, partially offset by decreases in dividend income and success fees.

Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $5.2 million, or 15.8%, for the nine months ended June 30, 2024, as compared to the prior year period. This increase was primarily due to a $1.9 million increase in the net base management fee earned by the Adviser, a $1.2 million increase in interest expense, and a $1.1 million increase in the net incentive fee earned by the Adviser.
Total interest expense on borrowings and notes payable increased by $1.2 million, or 7.8%, during the nine months ended June 30, 2024 driven by a shift in the composition of our debt outstanding. Interest expense on notes payable increased by $3.3 million period over period with the issuance of our 2028 Notes in August 2023. Interest expense on our Credit Facility decreased by $2.1 million due primarily to a decrease in the weighted average balance outstanding which was $71.8 million during the nine months ended June 30, 2024, as compared to $136.4 million in the prior year period, a decrease of 47.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 10.7% during the nine months ended June 30, 2024, compared to 7.7% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.7 million increase in unused commitment fees during the nine months ended June 30, 2024 as compared to the prior year period.
The net base management fee earned by the Adviser increased by $1.9 million, or 32.3%, for the nine months ended June 30, 2024, as compared to the prior year period, resulting from an increase in average total assets subject to the base management fee and a decrease in credits to the base management fee from the Adviser for new deal origination fees.
The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2024	2023
Average total assets subject to base management fee(A)	$772,800	$672,990
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%
Base management fee(B)	$10,143	$8,833
Portfolio company fee credit	(2,451)	(2,987)
Syndicated loan fee credit	(83)	(95)
Net Base Management Fee	$7,609	$5,751
Loan servicing fee(B)	6,638	5,866
Credit to base management fee - loan servicing fee(B)	(6,638)	(5,866)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	8,729	7,508
Incentive fee credit	(94)	—
Net Incentive Fee	$8,635	$7,508
Portfolio company fee credit	(2,451)	(2,987)
Syndicated loan fee credit	(83)	(95)
Incentive fee credit	(94)	—
Credits to Fees From Adviser - other(B)	$(2,628)	$(3,082)
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
Net Realized and Unrealized Gain (Loss)
Net Realized Gain (Loss) on Investments
For the nine months ended June 30, 2024, we recorded a net realized gain on investments of $1.9 million, which resulted primarily from a $1.5 million realized gain recognized on our investment in Giving Home, a $0.3 million realized gain recognized on the sale of our investment in PIC 360, LLC, and a $0.2 million realized gain recognized on our investment in Trowbridge.
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
Net Unrealized Appreciation (Depreciation) of Investments
During the nine months ended June 30, 2024, we recorded net unrealized appreciation of investments in the aggregate amount of $21.9 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2024 were as follows:

	Nine Months Ended June 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$16,629	$—	$16,629
Lonestar EMS, LLC	—	8,217	—	8,217
MCG Energy Solutions, LLC	—	3,558	—	3,558
Salt & Straw, LLC	—	3,132	—	3,132
Giving Home Health Care, LLC	1,465	(376)	—	1,089
Café Zupas	—	996	—	996
Encore Dredging Holdings, LLC	—	856	—	856
TNCP Intermediate HoldCo, LLC	—	856	—	856
8th Avenue Food & Provisions, Inc.	—	800	—	800
Ohio Armor Holdings, LLC	—	726	—	726
Tailwind Smith Cooper Intermediate Corporation	—	683	—	683
Quality Environmental Midco, Inc.	—	673	—	673
Viva Railings, L.L.C.	—	653	—	653
Sokol & Company Holdings, LLC	—	650	—	650
Leadpoint Business Services, LLC	—	611	—	611
Canopy Safety Brands, LLC	—	535	—	535
NeoGraf Solutions, LLC	—	451	—	451
SpaceCo Holdings, LLC	—	432	—	432
OCI, LLC	—	405	—	405
Imperative Holdings Corporation	—	374	—	374
Fix-It Group, LLC	—	334	—	334
ALS Education, LLC	—	317	—	317
DKI Ventures, LLC	—	(662)	—	(662)
Technical Resource Management, LLC	—	(939)	—	(939)
Engineering Manufacturing Technologies, LLC	—	(1,872)	—	(1,872)
Edge Adhesives Holdings, Inc.	—	(1,920)	—	(1,920)
B+T Group Acquisition Inc.	—	(2,368)	—	(2,368)
HH-Inspire Acquisition, Inc.	—	(2,552)	—	(2,552)
WB Xcel Holdings, LLC	—	(4,454)	—	(4,454)
FES Resources Holdings LLC	—	(4,670)	—	(4,670)
Other, net (<$500)	430	(37)	(102)	291
Total:	$1,895	$22,038	$(102)	$23,831

The primary driver of net unrealized appreciation of $21.9 million for the nine months ended June 30, 2024 was the improvement in the financial and operational performance of Antenna Research Associates, Inc. and Lonestar EMS, LLC, partially offset by the decline in the financial and operational performance of FES Resources Holdings LLC and WB Xcel Holdings, LLC.

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

The primary drivers of net unrealized depreciation of $13.4 million for the nine months ended June 30, 2023 were the reversal of unrealized appreciation associated with the exit of our investment in Targus Cayman HoldCo, Ltd., the reversal of unrealized appreciation associated with our investment in PIC 360, LLC, and the sale of underlying assets within Leeds Novamark Capital I, L.P. as well as the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.
Net Realized Gain (Loss) on Other

During the nine months ended June 30, 2024 and June 30, 2023, we recorded a net realized gain on other of $3.9 million and $0.3 million, respectively. The current period gain resulted primarily from proceeds received associated with a legacy investment and the prior period gain was associated with escrows received.

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
Net cash provided by operating activities for the nine months ended June 30, 2024 was $8.9 million, as compared to net cash used in operating activities of $33.7 million for the nine months ended June 30, 2023. The change was primarily due to an increase in repayments and net proceeds from sales. Repayments and net proceeds from sales were $127.5 million during the nine months ended June 30, 2024 compared to $84.5 million during the nine months ended June 30, 2023.
As of June 30, 2024, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $753.3 million. As of September 30, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $722.3 million.
The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
	2024	2023
Beginning investment portfolio, at fair value	$704,815	$649,615
New investments	53,250	103,916
Disbursements to existing portfolio companies	95,872	44,168
Scheduled principal repayments on investments	(7,418)	(5,787)
Unscheduled principal repayments on investments	(113,528)	(60,413)
Net proceeds from sale of investments	(2,686)	(17,974)
Net unrealized appreciation (depreciation) of investments	22,038	144
Reversal of prior period depreciation (appreciation) of investments on realization	(102)	(13,564)
Net realized gain (loss) on investments	1,895	12,633
Increase in investments due to PIK(A)	4,060	2,779
Net change in premiums, discounts and amortization	(451)	(193)
Investment Portfolio, at Fair Value	$757,745	$715,324
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2024:

		Amount
For the remaining three months ending September 30:	2024(A)	$16,950
For the fiscal years ending September 30:	2025	16,478
	2026	146,728
	2027	227,661
	2028	191,635
	Thereafter	83,114
	Total contractual repayments	$682,566
	Adjustments to cost basis of debt investments	(1,704)
	Investments in equity securities	72,401
	Investments held as of June 30, 2024 at cost:	$753,263
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of June 30, 2024.

Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2024 was $9.1 million, which consisted primarily of $32.3 million in distributions to our common stockholders, partially offset by $18.0 million in net borrowings on our Credit Facility and $5.6 million in net proceeds from sales of our Series A Preferred Stock.
Net cash provided by financing activities for the nine months ended June 30, 2023 was $33.4 million, which consisted primarily of $38.3 million in gross proceeds from the issuance of common stock under our equity distribution agreement with Jefferies LLC and $22.0 million in net borrowings on our Credit Facility, partially offset by $24.7 million in distributions to our common stockholders.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions that totaled $32.3 million and $24.7 million for the nine months ended June 30, 2024 and 2023, respectively.

In July 2024, our Board of Directors declared a monthly distribution of $0.165 per common share for each of July, August and September 2024. The current dividend amount reflects the 1-for-2 reverse stock split completed on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies in the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding the 1-for-2 reverse stock split. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2024.

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

Preferred Stock Dividends

Our Board of Directors declared and we paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for January through June 2024. In July 2024, our Board of Directors declared monthly cash dividends of

$0.130208 per share to holders of our Series A Preferred Stock for each of July, August and September 2024. Aggregate preferred stockholder dividends paid on our Series A Preferred Stock for the nine months ended June 30, 2024 were $96 thousand. There was no Series A Preferred Stock issued and outstanding prior to January 2024.

Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits.
Equity
Registration Statement
Our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2024, we had the ability to issue up to $700.0 million in securities under the 2024 Registration Statement.
Our shelf registration statement on Form N-2 (File No. 333-261398) (the “2021 Registration Statement”) permits us to issue, through one or more transactions, up to an aggregate of $300.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2024, we had the ability to issue up to an additional $144.8 million in securities under the 2021 Registration Statement. Refer to Note 6—Cumulative Redeemable Preferred Stock Offering of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our 2021 Registration Statement.
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
On June 30, 2024, the closing market price of our common stock was $23.27 per share, a 15.3% premium to our June 30, 2024 NAV per share of $20.18.
Revolving Credit Facility
On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of June 30, 2024, our Credit Facility had a total commitment amount of $268.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025, and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
On December 12, 2023, we, through Business Loan, entered into Amendment No. 5 to the Credit Facility to increase the commitment amount from $223.7 million to $233.7 million. On March 28, 2024, we, through Business Loan, entered into Amendment No. 6 to the Credit Facility to increase the commitment amount from $233.7 million to $243.7 million. On June 27, 2024, we, through Business Loan, entered into Amendment No. 7 to the Credit Facility to increase the commitment amount from $243.7 million to $268.7 million.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2024 and September 30, 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $412.0 million as of June 30, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2024, and as defined in our Credit Facility, we had a net worth of $691.8 million, asset coverage on our “senior securities representing indebtedness” of 234.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of June 30, 2024. As of June 30, 2024, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
Notes Payable
In August 2023, we completed an offering of $57.0 million aggregate principal amount of the “2028 Notes” for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes are traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. The 2028 Notes will mature on September 1, 2028 and may be redeemed in whole or in part at any time or from time to time at our option on or after September 1, 2025. The 2028 Notes bear interest at a rate of 7.75% per year. Interest is payable quarterly on March 1, June 1, September 1, and December 1 of each year (which equates to approximately $4.4 million per year).

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of June 30, 2024 and September 30, 2023, we had off-balance sheet success fee receivables on our accruing debt investments of $5.3 million and $4.0 million (or approximately $0.24 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of June 30, 2024 and September 30, 2023 to be immaterial.
The following table shows our contractual obligations as of June 30, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$65,800	$—	$65,800
Notes Payable	—	150,000	107,000	—	257,000
Interest expense on debt obligations(C)	20,340	29,788	9,461	—	59,589
Total	$20,340	$179,788	$182,261	$—	$382,389
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $53.3 million, at cost, as of June 30, 2024.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2024.

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
The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2024 and September 30, 2023, representing approximately 98.7% and 98.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2024	As of September 30, 2023
Highest	10.0	10.0
Average	7.5	7.1
Weighted Average	7.7	7.5
Lowest	3.0	3.0

The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2024 and September 30, 2023, representing approximately 1.3% and 1.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2024	As of September 30, 2023
Highest	5.0	5.0
Average	3.5	3.5
Weighted Average	4.2	4.2
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2023, representing approximately 0.5% of the principal balance of all debt investments in our portfolio at the end of the period:

Rating	As of September 30, 2023
Highest	5.0
Average	5.0
Weighted Average	5.0
Lowest	5.0

There were no syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2024.

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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of June 30, 2024, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	93.8%
Fixed rates	6.2%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2024 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2024 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.7
Amendment No. 5 to the Sixth Amended and Restated Credit Agreement dated as of December 13, 2023 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 5, 2024.

10.8
Amendment No. 6 to Sixth Amended and Restated Credit Agreement dated as of March 28, 2024 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed May 1, 2024.

10.9
Amendment No. 7 to Sixth Amended and Restated Credit Agreement dated as of June 27, 2024 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 27, 2024.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at June 30, 2024.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: August 7, 2024