Form 10-K
period 2024-09-30
GLADSTONE CAPITAL CORP
filed 2024-11-13
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024
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
__________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 28, 2024, based on the closing price on that date of $21.46 per share on the Nasdaq Global Select Market, which was retroactively adjusted for the 1-for-2 reverse stock split effected on April 4, 2024, was $447,799,672. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,329,852 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 12, 2024.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2025 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2024.

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2024

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
ITEM 1.     BUSINESS
Overview
Organization
Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a BDC under the 1940 Act. In addition, we have elected to be treated for tax purposes as a RIC under the Code. We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”).

As of September 30, 2024, shares of our common stock trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “GLAD” and our 7.75% Notes due 2028 (the “2028 Notes”) trade on Nasdaq under the ticker symbol “GLADZ.” Our 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), our 3.75% notes due 2027 (the “2027 Notes”) and our 5.125% notes due 2026 (the “2026 Notes”) are not listed or traded on any exchange or automated quotation system.

The outstanding shares and per share amounts of the Company’s common stock in this Annual Report have been retroactively adjusted for the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024 (effective April 5, 2024 for trading purposes) for all activity prior to that date, unless stated otherwise.
Investment Adviser and Administrator
We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (as amended and/or restated from time to time, the “Advisory Agreement”). The Adviser manages our investment activities. We have also entered into an administration agreement with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services (the “Administration Agreement”). Each of the Adviser and the Administrator are privately-held companies that are indirectly owned and controlled by David Gladstone, our chairman and chief executive officer. Mr. Gladstone and Terry Lee Brubaker, our chief operating officer, also serve on the board of directors of the Adviser, the board of managers of the Administrator, and as executive officers of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, general counsel and secretary (who also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land”); and Gladstone Alternative Income Fund, a registered, non-diversified, closed-end management investment company that operates as an interval fund (“Gladstone Alternative,” with “Gladstone Land,” “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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
Investment Objectives and Strategy
Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2024, our investment portfolio was made up of approximately 90.1% debt investments and 9.9% equity investments, at cost.
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment, Gladstone Alternative and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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
Since our initial public offering in 2001 and through September 30, 2024, we have invested in approximately 277 different companies. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:
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
Investment Concentrations
As of September 30, 2024, our investment portfolio consisted of investments in 49 companies located in 22 states across 13 different industries, with an aggregate fair value of $796.3 million. The five largest investments at fair value as of September 30, 2024, totaled $232.7 million, or 29.2% of our total investment portfolio.
The following table outlines our investments by security type as of September 30, 2024 and 2023:

	September 30, 2024				September 30, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$580,736	75.3%	$554,937	69.7%	$529,376	73.3%	$510,701	72.5%
Secured second lien debt	113,691	14.8	113,716	14.3	130,252	18.1	127,854	18.1
Unsecured debt	198	0.0	32	0.0	198	0.0	24	0.0
Total debt investments	694,625	90.1	668,685	84.0	659,826	91.4	638,579	90.6
Preferred equity	45,017	5.8	31,346	3.9	35,617	4.9	26,855	3.8
Common equity/equivalents	31,369	4.1	96,229	12.1	26,826	3.7	39,381	5.6
Total equity investments	76,386	9.9	127,575	16.0	62,443	8.6	66,236	9.4
Total Investments	$771,011	100.0%	$796,260	100.0%	$722,269	100.0%	$704,815	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2024 and 2023:

Industry Classification	September 30, 2024		September 30, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$179,032	22.5%	$135,060	19.2%
Diversified/Conglomerate Manufacturing	160,264	20.1	158,061	22.4
Aerospace and Defense	153,096	19.2	97,836	13.9
Healthcare, Education, and Childcare	101,707	12.8	146,438	20.8
Beverage, Food, and Tobacco	88,327	11.1	78,788	11.2
Automobile	28,286	3.6	27,571	3.9
Machinery	21,816	2.7	6,411	0.9
Oil and Gas	20,554	2.6	27,830	3.9
Cargo Transportation	20,200	2.5	—	—
Personal and Non-Durable Consumer Products	13,586	1.7	14,576	2.1
Other, < 2.0%	9,392	1.2	12,244	1.7
Total Investments	$796,260	100.0%	$704,815	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2024 and 2023:

Location	September 30, 2024		September 30, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$314,010	39.4%	$273,181	38.8%
West	249,082	31.3	224,235	31.8
Midwest	192,897	24.2	145,122	20.6
Northeast	40,271	5.1	62,277	8.8
Total Investments	$796,260	100.0%	$704,815	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Process
Overview of Investment and Approval Process
To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, private credit managers, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) to the prospective company from the Adviser’s investment committee, which currently is comprised of David Gladstone, Terry Lee Brubaker, Robert L. Marcotte, Laura Gladstone, and John Sateri. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team, analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.

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
•Experienced Management. We typically require that the businesses in which we invest have experienced management teams or a hiring plan in place to install an experienced management team. We also require the businesses to have proper incentives in place to induce management teams to succeed and align with our interests as an investor, including having significant equity or other interests in the financial performance of their respective companies.
•Strong Competitive Position in an Industry. We seek to invest in businesses that have a differentiated product or service and significant relative market share within their respective markets and that we believe have the strategy and resources to take advantage of the expected growth in their market. We seek businesses that demonstrate significant competitive advantages versus their competitors, which we believe will help to protect their market positions and profitability.
•Enterprise Collateral Value. The projected enterprise valuation of the business, based on market based comparable cash flow multiples, is an important factor in our investment analysis in determining the collateral coverage of our debt securities.
Extensive Due Diligence
The Due Diligence Team conducts what we believe are extensive evaluation and due diligence investigations of our prospective portfolio companies and investment opportunities. The due diligence investigation typically begins with a review of publicly available information followed by in depth business analysis, including any of the following:
•a review of the prospective portfolio company’s historical and projected financial information, including a quality of earnings or similar analysis;
•detailed review of the track record of the private equity firm or ownership group acquiring or controlling any prospective borrower;
•visits to the prospective portfolio company’s business site(s);
•interviews with the prospective portfolio company’s management, employees, advisers, sponsors, customers, and vendors;
•review of loan documents and material contracts;
•background checks and a management capabilities assessment on the prospective portfolio company’s management team and controlling shareholders; and
•research on the prospective portfolio company’s products, services or particular industry and its competitive position therein.
Upon completion of a due diligence investigation and a decision to proceed with an investment, the Adviser’s investment professionals who have primary responsibility for the investment present the investment opportunity to the Adviser’s investment committee. The investment committee then determines whether to pursue the potential investment. Prior to the closing of an investment, additional due diligence may be conducted by the Adviser or on our behalf by attorneys, independent accountants, and other outside advisers, as appropriate.
We also rely on the long-term relationships that the Adviser’s investment professionals have with leveraged buyout funds, private credit managers, investment bankers, commercial bankers, private equity sponsors, attorneys, accountants, and business brokers. In addition, the extensive direct experiences of our executive officers and managing directors in the operations of lower middle market companies and providing debt and equity capital to lower middle market companies plays a significant role in our investment evaluation and assessment of risk.

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
Competitive Advantages
A large number of entities compete with us and make the types of investments that we seek to make in lower middle market privately-owned businesses. Such competitors include other BDCs, registered investment companies, private investment funds, and other financing sources, including traditional financial services companies such as commercial banks. Many of our competitors are substantially larger than we are and have considerably greater funding sources or are able to access capital more cost effectively. In addition, certain of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, serve a broader customer base, and establish a greater market share. Furthermore, many of these competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the regulatory requirements we must comply with as a publicly traded company. However, we believe that we have the following competitive advantages over many other providers of financing to lower middle market companies.
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Brubaker, Marcotte and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone, Brubaker and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and continues to hold the role of managing director with the Company and the Adviser. Each of Messrs. Gladstone, Marcotte and Sateri have over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Messrs. Gladstone and Brubaker also have principal management responsibility for the Adviser as its executive officers, and have worked together at the Gladstone Companies for more than 20 years. Mr. Brubaker has over 30 years of experience in acquisitions and operations of companies. These five individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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
Longer Investment Horizon
Unlike private equity and private credit funds that are often organized as finite-life partnerships (generally seven to ten years), we are not subject to standard periodic capital return requirements. These structures often force private equity and private credit funds to seek returns on their investments by causing their portfolio companies to pursue mergers, public equity offerings, or other liquidity events more quickly than might otherwise be optimal or desirable, potentially resulting in a lower overall return to investors and/or an adverse impact on their portfolio companies. In contrast, we are an exchange-traded corporation of perpetual duration. We believe that our flexibility to make investments with a long-term view and without the capital return requirements of traditional private investment vehicles provides us with the opportunity to achieve greater long-term returns on invested capital.
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
Ongoing Management of Investments and Portfolio Company Relationships
The Adviser’s investment professionals actively oversee each investment by continuously evaluating the portfolio company’s performance and, although generally not expected to control such companies or become involved in day-to-day operations, will work collaboratively with the portfolio company’s management, either at the portfolio company’s request or in connection with any board observer rights, to identify and incorporate best resources and practices that help us achieve our projected investment performance.
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
•monthly or quarterly analysis of financial and operating performance;
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

Valuation Process

Our Board of Directors has approved investment valuation policies and procedures pursuant to Rule 2a-5 (the “Policy”)
and, in July 2022, designated the Adviser to serve as the Board of Directors’ valuation designee (“Valuation Designee”)
under the 1940 Act.

The following is a general description of the Policy that the professionals of the Adviser and Administrator, with oversight and direction from our chief valuation officer, an employee of the Administrator that reports directly to our Board of Directors (collectively, the “Valuation Team”), use each quarter to determine the fair value of our investment portfolio. In accordance with the 1940 Act, our Board of Directors has the ultimate responsibility for reviewing the good faith fair value determination of our investments for which market quotations are not readily available based on our Policy and for overseeing the Valuation Designee. The Adviser values our investments in accordance with the requirements of the 1940

Act and accounting principles generally accepted in the U.S. (“GAAP”). There is no single standard for determining fair value (especially for privately-held businesses), as fair value depends upon the specific facts and circumstances of each individual investment. Each quarter, our Board of Directors reviews the Policy to determine if changes thereto are advisable and whether the Valuation Team has applied the Policy consistently. With respect to the valuation of our investment portfolio, the Valuation Team performs the following steps each quarter:
•Each investment is initially assessed by the Valuation Team using the Policy, which may include:
•obtaining fair value quotes or utilizing valuation inputs from third party valuation firms; and
•using techniques, such as total enterprise value, yield analysis, market quotes and other factors, including but not limited to: the nature and realizable value of the collateral, including external parties’ guaranties; any relevant offers or letters of intent to acquire the portfolio company; and the markets in which the portfolio company operates.
•Preliminary valuation conclusions are then discussed amongst the Valuation Team and with our management and documented for review by our Board of Directors. Fair value determinations and supporting material are sent to the Board of Directors in advance of its quarterly meetings.
•The Valuation Committee of the Board of Directors (comprised entirely of independent directors) meets to review the valuation determinations and supporting materials, discusses the information provided by the Valuation Team, determines whether the Valuation Team has followed the Policy and reviews other facts and circumstances, including current valuation risks, conflicts of interest, material valuation matters, appropriateness of valuation methodologies, back-testing results, price challenges/overides, and ongoing monitoring and oversight of pricing services. After the Valuation Committee concludes its meeting, it and the chief valuation officer, representing the Valuation Designee, present the Valuation Committee’s findings on the Valuations Designee's determinations to the entire Board of Directors so that the full Board of Directors may review the Valuation Designee's determined fair values of such investments in accordance with the Policy.
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

Transactions with Related Parties
Investment Advisory and Management Agreement
In 2006, we entered into the Advisory Agreement, which was most recently amended and restated in April 2022. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2025. Mr. Gladstone, our chairman and chief executive officer, controls the Adviser. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.
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

Base Management Fee
The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2024, 2023, and 2022) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.
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

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined below) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio's aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2024, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2024.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2024 and 2022, which credits totaled $0.2 million and $0.4 million, respectively. There were no such credits during the year ended September 30, 2023.
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
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year (or November 30 or December 31 of that year if we are permitted to elect and so elect) and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable (together, the “excise tax distribution requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the excise tax distribution requirements. For the calendar years ended December 31, 2023, 2022, and 2021, we did not incur any excise taxes. As of September 30, 2024, our capital loss carryforward was $47.4 million.
If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2024, we recorded $0.4 million of OID income and the unamortized balance of OID investments as of September 30, 2024 totaled $0.6 million. As of September 30, 2024, we had eight investments which had a PIK interest component and we recorded PIK interest income of $5.7 million during the year ended September 30, 2024.
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
As of September 30, 2024, 99.7% of our assets were qualifying assets.
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
•There are significant potential conflicts of interest, including with the Adviser, which could impact our investment returns.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2024 and all of calendar year 2025. As of September 30, 2024, the Adviser and the Administrator collectively had 73 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
13	Executive management
23	Accounting, administration, compliance, human resources, legal and treasury
37	Investment management, portfolio management and due diligence
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

ITEM 1A. RISK FACTORS
You should carefully consider these risk factors, together with all of the other information included in this Annual Report and the other reports and documents filed by us with the SEC. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. If that happens, the trading price of our securities and the NAV of our common stock could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in our securities as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
Risks Related to the Economy
Market conditions could negatively impact our business, results of operations, cash flows and financial condition.
The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include, among other things:
•changes in interest rates and credit spreads and the effects of inflation on us and our portfolio companies;
•the availability of credit, including the price, terms, and conditions under which it can be obtained;
•the quality, pricing, and availability of suitable investments and credit losses with respect to our investments;
•the ability to obtain accurate market-based valuations;
•investment values relative to the value of the underlying assets;
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
Volatility in the capital markets could make it more difficult to raise capital and may adversely affect the valuations of our investments.
Given the volatility and dislocation that the capital markets have experienced from time to time, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in U.S. or global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In addition, significant changes in the capital markets have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes or failure of our portfolio companies to realize liquidity events, could have a material adverse impact on our business, financial condition, results of operations, or cash flows.

We may experience fluctuations in our quarterly and annual results based on the impact of inflation in the U.S.
Certain of our portfolio companies are in industries that have been and, in the future, may be impacted by inflation, such as consumer goods and services and manufacturing. Our portfolio companies may not be able to pass on to customers increases in their costs of operations which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
Risks Related to Interest Rates
Market interest rates may have an effect on the value of our securities.
One of the factors that influences the price of our securities is the distribution yield on our securities (as a percentage of the price of our securities) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of our securities to expect a higher distribution yield. In addition, higher interest rates have increased our borrowing costs. As a result, higher market interest rates could cause the market price of our securities to decrease.
Changes in interest rates may negatively impact our investments and have an adverse effect on our business, financial condition, results of operations, and cash flows.
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on SOFR. As interest rates increase, the operating performance of certain of our portfolio companies has been affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that further increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. If interest rates remain elevated or rise again in the future, it could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
Conversely, reduced interest rates, including recent rate decreases, will result in a decrease in our total investment income unless offset by interest rate floors or an increase in the spread of our debt investments with variable interest rates. In addition, our net investment income could decrease if there is no reduction or credit to the base management or incentive fees that we pay to the Adviser or if we are unable to refinance our fixed rate debt obligations or issue new fixed rate debt at lower rates. In addition, when interest rates decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require the Adviser and its investment professionals to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.
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

As of September 30, 2024, based on the total principal balance of debt outstanding, our portfolio consisted of approximately 93.9% of loans at variable rates with floors and approximately 6.1% at fixed rates.
As of September 30, 2024, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
Investments in lower middle market companies are subject to a number of significant risks including the following:
•Lower middle market companies are likely to have greater exposure to economic downturns than larger businesses. Our portfolio companies may have fewer resources than larger businesses, and thus any economic downturns or recessions are more likely to have a material adverse effect on them. When the economy contracts, the financial results of lower middle market business, like those in which we invest, could experience deterioration or limited growth from current levels, which could ultimately lead to difficulty in meeting their debt service requirements and an increase in defaults. Consequently, for any portfolio company that is adversely impacted by an economic downturn or recession, its ability to repay our loan or engage in a liquidity event, such as a sale, recapitalization or initial public offering would be diminished.
•Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions, including those created by the current market environment. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2024, our loans to B+T Group Acquisition, Inc. (“B&T Group”), Edge Adhesives Holdings, Inc. (“Edge Adhesives”), and WB Xcel Holdings, LLC (“WB Xcel”) were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio. For any loans that are placed on non-accrual status, we cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. In some of our portfolio companies we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.
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
•Lower middle market companies may be highly leveraged. Some of our portfolio companies are highly leveraged, which could have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage could impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.
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
A substantial portion of our portfolio investments are securities for which market quotations are not readily available. In connection with the determination of the fair value of these securities, our Valuation Team prepares portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process, and Mr. Gladstone’s pecuniary interest in the Adviser may result in a conflict of interest, as the management fees that we pay our Adviser are based on average gross assets, less uninvested cash or cash equivalents from borrowings, and adjusted appropriately for any share issuances or repurchases during the period.
The lack of liquidity of our privately held investments may adversely affect our business.
We generally make investments in private companies whose securities are not traded in any public market. Substantially all of the investments we presently hold are, and the investments we expect to acquire in the future will be, subject to legal and other restrictions on resale and will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to quickly obtain cash equal to the value at which we record our investments if the need arises. This could cause us to miss important investment opportunities to the extent we do not have other sources of capital available. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may record substantial realized losses upon liquidation. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, the Administrator, or our respective officers, employees or affiliates have material non-public information regarding such portfolio company.

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
In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2024, we received unscheduled repayments of investments totaling $124.2 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. In addition, once the proceeds have been reinvested in new portfolio companies, the yields on such new investments may also be lower than the yields on the debt securities being repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
As of September 30, 2024, we had investments in 49 portfolio companies, of which our five largest investments comprised approximately $232.7 million, or 29.2% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2024, our largest industry concentrations of our total investments at fair value were in diversified/conglomerate service companies, representing 22.5%; diversified/conglomerate manufacturing companies, representing 20.1%; and aerospace and defense companies, representing 19.2%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.
Investments in securities of foreign portfolio companies, if any, may involve significant risks in addition to the risks inherent in U.S. investments.
We may make investments in securities of foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.
In addition, any investments that we make that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital gains, and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that we will, in fact, hedge currency risk, or, that if we do, such strategies will be effective.
We invest in equity securities, which involves a substantial degree of risk.
We invest in common and other equity securities of portfolio companies. The returns on common stock have historically been significantly more volatile than fixed income securities. The value of such equity securities, which oftentimes are not publicly traded or liquid, will rise and fall in response to the activities of the company that issued the securities, general market conditions, and/or specific economic or political conditions. The equity securities that we acquire may fail to appreciate or may decline in value.
Because preferred stock represents an equity ownership interest in a company and is typically subordinated to bonds and other debt instruments in a company’s capital structure, in terms of priority to corporate income, they are generally subject to greater credit risk than those debt instruments. Accordingly, their value usually will react more strongly than bonds and other debt instruments to actual or perceived changes in a company’s financial condition or prospects or to fluctuations in the equity markets. Preferred stockholders generally have no voting rights or their voting rights are limited to certain extraordinary transactions or events. Unlike interest payments on debt securities, preferred stock dividends are payable only if declared by the issuer’s board of directors. Preferred stock also may be subject to optional or mandatory redemption provisions.

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
We will have a continuing need for capital to finance our investments. As of September 30, 2024, we had $70.6 million in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $293.7 million, with a revolving period end date of October 31, 2025 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $418.8 million as of September 30, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. Continued compliance with the covenants in our Credit Facility depends on many factors, some of which are beyond our control.
Any unrealized depreciation in our portfolio may increase in future periods and threaten our ability to comply with the minimum net worth covenant and other covenants under our Credit Facility. Our failure to satisfy these covenants could result in foreclosure by our lenders, which would accelerate our repayment obligations under the facility and thereby have a material adverse effect on our business, liquidity, financial condition, results of operations and ability to pay distributions to our stockholders.
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
There can be no assurance that we will be able to raise additional capital through issuing equity or debt in the near future. However, our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities. We may issue “senior securities representing indebtedness” (such as borrowings under our Credit Facility and our notes payable) and “senior securities that are stock” (such as preferred stock) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on such senior security immediately after each issuance of such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock, or for offering expenses will not be available for distributions to common stockholders. Furthermore, if we have to issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”
•Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we are dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholder may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then-current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount to NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.”
We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage, this potential will be further magnified. As of September 30, 2024, we incurred leverage through the Credit Facility, the Series A Preferred Stock, the 2026 Notes, the 2027 Notes, and the 2028 Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(21.55)%	(12.92)%	(4.29)%	4.33%	12.96%
_____________
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2024 by the assumed rates of return and subtracting all interest on our debt to be paid during the 12 months following September 30, 2024, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2024. Based on $812.5 million in total assets, $70.6 million drawn on our Credit Facility (at cost), $150.0 million in our 2026 Notes payable (at cost), $50.0 million in our 2027 Notes payable (at cost), $57.0 million in our 2028 Notes payable (at cost), $8.7 million in our Series A Preferred Stock (at cost), and $470.9 million in net assets, each as of September 30, 2024.
Based on an aggregate outstanding indebtedness of $336.3 million at cost as of September 30, 2024 and the effective annual cash interest rate of 6.0% as of that date, our investment portfolio at fair value would have had to produce an annual return of at least 2.5% to cover annual interest payments on the outstanding debt.

Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2024, we recognized $0.4 million of OID income and the unamortized balance of OID investments as of September 30, 2024 totaled $0.6 million. As of September 30, 2024, we had eight investments which had a PIK interest component and we recorded PIK interest income of $5.7 million during the year ended September 30, 2024. We collected $0.2 million in PIK interest in cash for the year ended September 30, 2024. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility. In addition, any such failure to maintain our status as a BDC could cause an event of default under out outstanding indebtedness, which could have a material adverse effect on our business, financial condition or results of operations.

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
Certain provisions of Maryland law applicable to us prohibit business combinations with:
•any person who beneficially owns 10.0% or more of the voting power of our stock (an “interested stockholder”);
•an affiliate of ours who at any time within the two-year period prior to the date in question was an interested stockholder; or
•an affiliate of an interested stockholder.
These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder must be recommended by our Board of Directors and approved by the affirmative vote of at least 80.0% of the votes entitled to be cast by holders of our outstanding shares of common stock and preferred stock, voting together as a single class, and two-thirds of the votes entitled to be cast by holders of our common stock other than shares held by the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our Board of Directors prior to the time that someone becomes an interested stockholder.
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
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities representing indebtedness,” including borrowing money from banks or other financial institutions or “senior securities that are stock,” such as preferred stock, only in amounts such that our asset coverage on each senior security, as defined in the 1940 Act, equals at least 150% after each such incurrence or issuance. Further, we may not be permitted to declare a dividend or make any distribution to our outstanding stockholders or repurchase shares until such time as we satisfy these tests. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we may issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution. We have incurred leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.

Such events, if they were to occur, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Risks Related to Our External Management
We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone, Terry Lee Brubaker and Robert L. Marcotte, and on the continued operations of the Adviser, for our future success.
We have no employees. Our chief executive officer, chief operating officer, chief financial officer and treasurer, and the employees of the Adviser do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone, Terry Lee Brubaker, and Robert L. Marcotte for their experience, skills and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.
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
The management compensation structure that has been implemented under the Advisory Agreement may cause the Adviser to invest in high-risk investments or take other risks. In addition to its management fee, the Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net investment income may lead the Adviser to place undue emphasis on the maximization of net investment income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

In addition, the Adviser will receive a capital gains incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on income, there is no hurdle rate applicable to the incentive fee based on capital gains. As a result, the Adviser may seek to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. This practice could result in us investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.
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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $56.9 million as of September 30, 2024, at cost. For the year ended September 30, 2024, we recognized $0.4 million of OID income and the unamortized balance of OID investments as of September 30, 2024 totaled $0.6 million. As of September 30, 2024, we had eight investments which had a PIK interest component and we recorded PIK interest income of $5.7 million during the year ended September 30, 2024. We collected $0.2 million in PIK interest in cash for the year ended September 30, 2024.
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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Brubaker, our chief operating officer, is the vice chairman and chief operating officer of the Adviser and Administrator. Mr. Marcotte is an executive vice president of the Adviser. While portfolio managers and the officers and other employees of the Adviser devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Advisory Agreement, the portfolio managers and other of the Adviser's officers may have conflicts in allocating their time and services among us, on the one hand, and other investment vehicles managed by the Adviser, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the portfolio managers and the officers and employees of the Adviser will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to us or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2024, our Board of Directors has approved the following types of co-investment transactions:
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
•We may invest simultaneously with our affiliates Gladstone Investment and/or Gladstone Alternative in senior loans in the broadly syndicated market whereby neither we nor any affiliate has the ability to dictate the terms of the loans.
•Pursuant to the Co-Investment Order, under certain circumstances, we may co-invest with Gladstone Investment, Gladstone Alternative and any future BDC or closed-end management investment company that is advised by the Adviser (or sub-advised by the Adviser if it controls the fund), or any combination of the foregoing, subject to the conditions included therein.
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
The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2024, there was $70.6 million outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

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
There is currently no public market for our Series A Preferred Stock and we do not intend to apply to list the Series A Preferred Stock on a national securities exchange or to include the Series A Preferred Stock for listing on any national securities market. Unless shares of the Series A Preferred Stock are listed on a national securities exchange, holders of shares of Series A Preferred Stock may be unable to sell them at all or, if they are able to, only at substantial discounts from the liquidation preference of such shares. Even if the Series A Preferred Stock is listed on Nasdaq or another national securities exchange following the termination of any share repurchase program, there is a risk that such shares may be thinly traded, and the market for such shares may be relatively illiquid compared to the market for other types of securities, with the spread between the bid and asked prices considerably greater than the spreads of other securities with comparable terms and features. Also, since the Series A Preferred Stock does not have a stated maturity date, you may be forced to hold your Series A Preferred Stock with no assurance as to ever receiving the liquidation preference of such shares.
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
We are subject to risks related to corporate social responsibility.

Our business (including that of our portfolio companies) may face public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. Adverse incidents with respect to ESG activities could impact the value of our brand, our relationship with future portfolio companies, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

Additionally, new regulatory initiatives related to ESG that are applicable to us and our portfolio companies could adversely affect our business. The SEC has adopted rules that, among other matters, establish a framework for reporting of climate-related risks and other ESG-related rules have been proposed and these or similar rules may be adopted in the future. Compliance with these rules may be onerous and expensive. Further, compliance with any new laws, regulations or disclosure obligations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
We and/or our portfolio companies may be subject to risks related to global climate change.

Climate change is widely considered to be a significant threat to the global economy. Our business operations and our portfolio companies may face risks associated with climate change, including risks related to the impact of climate-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends (such as the process of transitioning to a lower-carbon economy), and risks stemming from the physical impacts of climate change, such as the increasing frequency or severity of extreme weather events and rising sea levels and temperatures.
We may experience fluctuations in our quarterly and annual operating results.
We may experience fluctuations in our quarterly and annual operating results due to a number of factors, including, among others, variations in our investment income, the interest rates payable on the debt securities we acquire, the default rates on such securities, variations in and the timing of the recognition of realized and unrealized gains or losses, the level of our expenses, the degree to which we encounter competition in our markets, and general economic conditions, including the impacts of public health emergencies or elevated interest rates. The majority of our portfolio companies are in industries that are directly impacted by inflation, such as manufacturing and consumer goods and services. Our portfolio companies may not be able to pass on to customers increases in their costs of production which could greatly affect their operating results, impacting their ability to repay our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized and unrealized losses and therefore reduce our net assets resulting from operations. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Our Adviser and Administrator have implemented ongoing processes that are designed to continually identify, assess, manage, monitor and mitigate the dynamic and evolving material risks to us from cybersecurity threats. Our Adviser’s and Administrator’s resource management, information technology (“IT”), and compliance departments work in conjunction with an independent third-party information technology service provider (“ISP”) engaged by our Adviser to manage our information technology strategy. The ISP regularly performs cyber assessments and assist our Adviser and Administrator in monitoring our cyber and information security programs. The ISP proposes recommendations for improvements to our Adviser’s Head of Resource Management, Director of IT, and Chief Compliance Officer (“CCO”), which then are considered by other relevant officers of our Adviser and Administrator before implementation.

In addition, regular ongoing cybersecurity threat risk assessments, which also cover third-party business applications, are performed throughout the year and reported to our officers and Board of Directors by our CCO no less than quarterly. Cybersecurity risks are assessed in general as part of the overall enterprise risk management for us, but also specifically between the ISP and our Adviser and Administrator in monitoring and determining not only the risks but also in assessing corresponding processes and procedures to mitigate those risks appropriately.

Our ISP constantly monitors information technology risk and cybersecurity threats globally. When risks are detected the Director of IT, Head of Resource Management, and CCO consult with the ISP to assess if the risk is a cybersecurity threat to our information technology systems or data. If a risk to our information systems or data is identified, we, through our Adviser and Administrator, work in conjunction with the ISP to implement recommended processes, improvements, or safeguards to our systems or processes to address the risks as needed. Relevant examples of such efforts include but are not limited to:
•implementation of industry leading Cloud solutions and business applications which possess integrated cybersecurity safeguards;
•anti-malware, antivirus and threat detection software;
•ransomware containment and isolation software;
•enhanced password requirements and multifactor authentication requirements;
•endpoint encryption;
•intrusion detection and response system conduct file integrity monitoring;
•email archiving, firewalls, and quarantine capabilities;
•mobile device management of business applications;
•frequent systems backups with recovery capabilities; and
•regular vulnerability scans and penetration testing.

Contractually, we require the ISP to annually provide a third-party report on its systems and on the suitability of the design and operating effectiveness of its controls relevant to information and cyber security. In addition to the ongoing dialogue and technology interaction between the director of IT, our Adviser and Administrator and the ISP, any significant findings in these reports are shared with us, including our Board of Directors and other officers, to enhance ongoing monitoring and assessment of our information technology and cybersecurity risk management.

Our Adviser and Administrator also regularly trains employees working on our behalf on the evolving threats and educates them on cybersecurity risks to provide an additional protection barrier through end-user knowledge.

Notwithstanding our risk management and strategy described above, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. We are not currently aware of any known cybersecurity risks that may materially impact our operations and we may not be able to determine the likelihood of such risks. See “Risk Factors - Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, or the operations of businesses in which we invest, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.” for a discussion of risks related to cybersecurity and cyber incidents.

Governance

Our Board of Directors is actively engaged in overseeing our cybersecurity and information security program. Our Board of Directors receives regular reports during board meetings from our CCO on our and our Adviser’s and Administrator’s efforts concerning information security and addressing information technology and cybersecurity risks, no less than quarterly, and regularly receives updates from third parties on various business risks, which include cybersecurity matters. The reports are distributed to our Board of Directors, and our CCO engages in detailed discussions with the independent board members during the independent members’ session. The reports cover potentially material cybersecurity threats facing us, as well as key risks and mitigation efforts undertaken by us and our Adviser and Administrator. As significant threats or events are identified by management or the ISP between regular reporting periods, our CCO will inform our Board of Directors immediately and keep it informed as to the developments of assessing the risks, mitigating efforts, and potential disclosure. Appropriate members of management and third party providers will be involved as deemed necessary based on the potential impact.

Our Head of Resources Management, who is also a member of our Board of Directors, and our CCO lead our cybersecurity program. Our Head of Resources Management has more than 30 years of overall experience and more than 20 years directly assessing and managing our cyber information technology and human resources systems, and the associated security concerns. Our CCO has more than 30 years of overall experience as a CPA, with more than 15 years managing information technology systems and databases, and more than 15 years supporting our Adviser’s and Administrator’s resource management department. This includes identifying, assessing, mitigating, and monitoring cyber information security risks. Our Director of IT has over 20 years of experience in IT, with a focus in the implementation of information security projects to enhance organizations’ resilience against emerging threats, and has collaborated closely with security vendors/partners to contain and address cybersecurity incidents. These managers, as well as other management personnel, attend various professional continuing education programs, which include cybersecurity matters. Certain members of our Board of Directors have, or previously held, positions with other companies, including other public companies, that involved managing risks associated with their cyber and information technology systems.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the high and low intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 12, 2024.

Quarter Ended/ Ending(C)		Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
	NAV(A)	High	Low
Fiscal Year ended September 30, 2023:
12/31/2022	$18.12	$21.34	$16.46	17.8%	(9.2)%	$0.42
3/31/2023	18.38	21.74	17.74	18.3	(3.5)	0.45
6/30/2023	18.54	19.84	18.22	7.0	(1.7)	0.48
9/30/2023	18.78	22.56	19.08	20.1	1.6	0.54
Fiscal Year ended September 30, 2024
12/31/2023	$19.22	$21.64	$18.40	12.6%	(4.3)%	$0.495
3/31/2024	19.80	22.48	19.40	13.5	(2.0)	0.495
6/30/2024	20.18	23.34	19.20	15.7	(4.9)	0.495
9/30/2024	21.18	24.73	21.40	16.8	1.0	0.495
Fiscal Year ending September 30, 2025:
12/31/2024 (through 11/12/2024)	*	$25.60	$23.70	*	*	$0.895
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
(C)Per share data has been adjusted on a retroactive basis to reflect the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024 (effective April 5, 2024 for trading purposes) for all activity prior to that date, as described in See Note 2 — Summary of Significant Accounting Policies in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report.
*    Not yet available, as the NAV per share as of the end of this quarter has not yet been determined.
As of November 12, 2024, there were 28 record owners of our common stock.
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

Recent Sales of Unregistered Securities
We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2024. See “Capital Raising” below for information regarding the unregistered sale of the 2027 Notes in November 2021.
Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2024.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2019 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance. Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024.

	GLAD	Nasdaq 100 TR	S&P 500 TR	S&P BDC Index
9/30/2019	$100.00	$100.00	$100.00	$100.00
9/30/2020	84.76	148.75	115.15	80.26
9/30/2021	139.80	192.74	149.70	123.88
9/30/2022	113.01	145.09	126.54	105.51
9/29/2023	141.09	196.33	153.89	141.81
9/30/2024	193.27	269.90	209.83	164.88

Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2024 and average net assets for the quarter ended September 30, 2024.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	Up to a $25.00 Transaction Fee
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	3.07%
Loan servicing fee(5)	1.97%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.37%
Interest payments on borrowed funds(7)	5.29%
Preferred stock dividends(8)	0.10%
Other expenses(9)	1.04%
Total annual expenses(10)	13.84%
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
(4)In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 3.07% of the average net assets as of September 30, 2024 by dividing the total dollar amount of the management fee by our average net assets. The base management fee for the quarter ended September 30, 2024 before application of any credits was $3.5 million. From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to reduce the 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. For the quarter ended September 30, 2024, this credit to the base management fee was $18 thousand.
Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of the fees for such services are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2024, the base management fee credit was $0.4 million. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services, administers and collects on the loans held by Business Loan in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with the Credit Facility. For the quarter ended September 30, 2024, the total loan servicing fee was $2.2 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets (2.0% quarterly and 8.0% annualized during the period from April 1, 2020 through March 31, 2023), subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%, 2.4375% during the period from April 1, 2020 through March 31, 2022, and 2.50% during the period from April 1, 2022 through March 31, 2023) in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022, 10.0% annualized during the period from April 1, 2022 through March 31, 2023). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized, 9.75% annualized during the period from April 1, 2020 through March 31, 2022, and 10.0% annualized during the period from April 1, 2022 through March 31, 2023). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2024. The income-based incentive fee for the quarter ended September 30, 2024 was $2.7 million.
From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. The incentive fee credit for the quarter ended September 30, 2024 was $0.1 million. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.
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
(7)Includes amortization of deferred financing costs. As of September 30, 2024, we had $70.6 million in borrowings outstanding under our Credit Facility and $254.0 million in notes payable, net. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Revolving Line of Credit” for additional information regarding the Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Notes Payable” for additional information regarding our notes payable.
(8)Includes amounts paid to preferred stockholders.
(9)Includes our overhead expenses, including payments under the Administration Agreement based on our projected allocable portion of overhead and other expenses estimated to be incurred by the Administrator in performing its obligations under the Administration Agreement for the current fiscal year. See “Item 1. Business—Transactions with Related Parties—Administration Agreement” for additional information.
(10)Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2024 (except as set forth in footnote 10), would be $62.6 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses, based on actual amounts incurred for the quarter ended September 30, 2024, would be $51.5 million or 11.39% as a percentage of net assets.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income (1)(2)	$121	$339	$527	$890
assuming a 5% annual return consisting entirely of capital gains (2)(3)	$130	$360	$555	$920
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

Senior Securities
Information about our senior securities is shown in the following table for the audited periods as of our last ten fiscal years. The information has been derived from our audited financial statements for each respective period, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of September 30, 2024, is included elsewhere in this Annual Report.

Class and Year	Total Amount Outstanding(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facilities
September 30, 2024	70,600,000	$2,436	$—	N/A
September 30, 2023	47,800,000	2,311	—	N/A
September 30, 2022	141,800,000	1,904	—	N/A
September 30, 2021	50,500,000	2,307	—	N/A
September 30, 2020	128,000,000	2,026	—	N/A
September 30, 2019	66,900,000	3,369	—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
September 30, 2015	127,300,000	2,946	—	N/A
Series 2021 Term Preferred Stock (5)
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
September 30, 2015	61,000,000	1,993	25.00	25.02
Series 2024 Term Preferred Stock (6)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
6.25% Series A Cumulative Redeemable Preferred Stock
September 30, 2024	$8,748,275	$2,373	$25.00	N/A
September 30, 2023	—	2,311	25.00	N/A
6.125% Notes due 2023 (7)
September 30, 2020	57,500,000	2,026	—	25.28
September 30, 2019	57,500,000	3,369	—	26.18
5.375% Notes due 2024 (8)
September 30, 2021	$38,812,500	$2,307	$—	$25.33
September 30, 2020	38,812,500	2,026	—	24.49
5.125% Notes due 2026
September 30, 2024	$150,000,000	$2,436	$—	N/A
September 30, 2023	150,000,000	2,311	—	N/A
September 30, 2022	150,000,000	1,904	—	N/A
September 30, 2021	150,000,000	2,307	—	N/A
3.75% Notes due 2027
September 30, 2024	50,000,000	$2,436	$—	N/A
September 30, 2023	50,000,000	2,311	—	N/A
September 30, 2022	50,000,000	1,904	—	N/A
7.75% Notes due 2028
September 30, 2024	$57,000,000	$2,436	$25.00	$25.55
September 30, 2023	57,000,000	$2,311	25.00	25.06

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
(6)In September 2017, we issued 2,070,000 shares of 6.0% Series 2024 Term Preferred Stock through a public offering and subsequent exercise of an overallotment option. In October 2019, we voluntarily redeemed all outstanding shares of our Series 2024 Term Preferred Stock.
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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2024, our investment portfolio was made up of approximately 90.1% debt investments and 9.9% equity investments, at cost.
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
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us the Co-Investment Order that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment, a BDC also managed by the Adviser, Gladstone Alternative, an interval fund also managed by the Adviser, and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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

From our initial public offering in August 2001 through September 30, 2024, we have made 667 different loans to, or investments in, 277 companies for a total of approximately $2.8 billion, before giving effect to principal repayments on investments and divestitures.
During the year ended September 30, 2024, we invested $53.3 million in four new portfolio companies and extended $124.4 million in investments to existing portfolio companies. In addition, we received a total of $136.3 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the year ended September 30, 2024.
During the year ended September 30, 2024, the following significant transactions occurred:
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
•In March 2024, we received net cash proceeds of $8.4 million from the sale of Trowbridge Chicago, LLC (“Trowbridge”), an existing portfolio company. In conjunction with the sale, we received $0.2 million in prepayment fees and recorded a net realized gain of $0.2 million on our equity. In September 2024, our remaining debt investment in Trowbridge paid off at par for net cash proceeds of $0.3 million.
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
•In July 2024, we invested an additional $6.5 million in Turn Key Health Clinics, LLC (“Turn Key”), an existing portfolio company, through secured first lien debt. We also extended Turn Key an additional $2.0 million line of credit commitment which was funded in July 2024.
•In September 2024, we invested an additional $13.5 million in Arc Drilling Holdings LLC, an existing portfolio company, through secured first lien debt and common equity. We also extended Arc Drilling an additional $4.0 million line of credit commitment and funded $0.9 million under the line of credit at close.

Syndicated Investments
•In January 2024, our investment in CHA Holdings, Inc. paid off at par for net proceeds of $3.0 million.
•In July 2024, our investment in Tailwind Smith Cooper Immediate Corporation paid off at par for net proceeds of $5.0 million.
Refer to Note 14—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2024.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to our line of credit under the Credit Facility and by accessing the capital markets in the form of public equity offerings of common stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2025, and currently have a total commitment amount of $293.7 million. We sold 476,138 and 8,774,101 common shares under our at-the-market program during the years ended September 30, 2024 and 2023, respectively. In August 2023, we completed an offering of $57.0 million aggregate principal amount of the 2028 Notes. In November 2021, we completed a private placement of $50.0 million aggregate principal amount of the 2027 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
Although we were able to access the capital markets historically and in recent years, market conditions may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below NAV per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. On September 30, 2024, the closing market price of our common stock was $24.05 per share, a 13.6% premium to our September 30, 2024 NAV per share of $21.18.
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
As of September 30, 2024, our asset coverage on our “senior securities representing indebtedness” was 243.6% and our asset coverage on our “senior securities that are stock” was 237.3%.
Recent Developments
Distributions

On October 8, 2024, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2024	October 31, 2024	$0.1650
November 20, 2024	November 29, 2024	0.1650
December 20, 2024	December 31, 2024	0.1650
	Total for the Quarter	$0.4950

Record Date	Payment Date	Distribution per Series A Preferred Stock
October 24, 2024	November 4, 2024	$0.130208
November 27, 2024	December 4, 2024	0.130208
December 23, 2024	January 3, 2025	0.130208
	Total for the Quarter	$0.390624

In November 2024, our Board of Directors declared the following supplemental distribution to common stockholders:

Record Date	Payment Date	Distribution per Common Share
December 4, 2024	December 18, 2024	$0.4000

RESULTS OF OPERATIONS
Comparison of the Year Ended September 30, 2024 to the Year Ended September 30, 2023

	For the Year Ended September 30,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$93,294	$83,030	$10,264	12.4%
Other income	3,327	3,404	(77)	(2.3)
Total investment income	96,621	86,434	10,187	11.8
EXPENSES
Base management fee	13,609	11,998	1,611	13.4
Loan servicing fee	8,862	8,053	809	10.0
Incentive fee	11,410	10,255	1,155	11.3
Administration fee	1,970	1,716	254	14.8
Interest expense	21,715	20,847	868	4.2
Amortization of deferred financing costs	1,864	1,529	335	21.9
Other expenses	3,165	2,458	707	28.8
Expenses, before credits from Adviser	62,595	56,856	5,739	10.1
Credit to base management fee – loan servicing fee	(8,862)	(8,053)	(809)	10.0
Credit to fees from Adviser – other	(3,171)	(3,389)	218	(6.4)
Total expenses, net of credits	50,562	45,414	5,148	11.3
NET INVESTMENT INCOME	46,059	41,020	5,039	12.3

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	2,008	12,345	(10,337)	NM
Net realized gain (loss) on other	3,951	319	3,632	NM
Net unrealized appreciation (depreciation) of investments	42,703	(11,016)	53,719	NM
Net gain (loss) from investments and other	48,662	1,648	47,014	NM
PREFERRED STOCK DIVIDENDS	215	—	215	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$94,506	$42,668	$51,838	121.5%
PER BASIC AND DILUTED COMMON SHARE
Net investment income(A)	$2.11	$2.20	$(0.09)	(4.1)%
Net increase (decrease) in net assets resulting from operations(A)	$4.34	$2.29	$2.05	89.5%
NM Not Meaningful
(A) Per share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for additional information.

Investment Income
Interest income increased by 12.4% for the year ended September 30, 2024, as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the year ended September 30, 2024 was $665.5 million, compared to $626.5 million for the year ended September 30, 2023, an increase of $39.0 million, or 6.2%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which increased to 13.9% for the year ended September 30, 2024, compared to 13.3% for the year ended September 30, 2023, inclusive of any allowances on interest receivables made during those periods. The increase in the weighted average yield was driven mainly by increases in interest rates.

As of September 30, 2024, our loans to B+T Group, Edge Adhesives, and WB Xcel were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
Other income decreased by 2.3% during the year ended September 30, 2024, as compared to the prior year period primarily due to a $0.6 million decrease in success fees received and a $0.1 million decrease in dividend income year over year, partially offset by a $0.7 million increase in prepayment fees received year over year.
As of September 30, 2024, our investment in Antenna Research Associates, Inc. represented 11.4% of the total investment portfolio at fair value. As of September 30, 2023, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $5.1 million, or 11.3%, for the year ended September 30, 2024 as compared to the prior year. This increase was primarily due to a $2.0 million increase in the net base management fee, a $1.0 million increase in the net incentive fee, and a $0.9 million increase in interest expense.
Total interest expense on borrowings and notes payable increased by $0.9 million, or 4.2%, during the year ended September 30, 2024 as compared to the prior year. This increase was driven primarily by a shift in the composition of our debt outstanding. Interest expense on notes payable increased by $3.9 million period over period with the issuance of our 2028 Notes in August 2023. Interest expense on our Credit Facility decreased by $3.0 million period over period, driven primarily by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in the effective interest rate on our Credit Facility and an increase in unused commitment fees, period over period. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 11.0% during the year ended September 30, 2024, compared to 8.0% during the prior year. The increase in the effective interest rate was driven primarily by an increase in unused commitment fees. The weighted average balance outstanding on our Credit Facility was $70.6 million during the year ended September 30, 2024, as compared to $133.7 million in the prior year, a decrease of 47.2%.
The net base management fee earned by the Adviser increased by $2.0 million, or 23.6%, during the year ended September 30, 2024, as compared to the prior year, resulting from an increase in average total assets subject to the base management fee and a decrease in credits to the base management fee from the Adviser for new deal origination fees, year over year.
The income-based incentive fee increased by $1.2 million, or 11.3%, for the year ended September 30, 2024, as compared to the prior year, primarily due to an increase in pre-incentive fee net investment income, coupled with an increase in net assets, which drives the hurdle rate.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4— Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2024	2023
Average total assets subject to base management fee(A)	$777,657	$685,600
Multiplied by annual base management fee of 1.75%	1.75%	1.75%
Base management fee(B)	13,609	11,998
Portfolio company fee credit	(2,866)	(3,263)
Syndicated loan fee credit	(101)	(126)
Net Base Management Fee	$10,642	$8,609

Loan servicing fee(B)	$8,862	$8,053
Credit to base management fee - loan servicing fee(B)	(8,862)	(8,053)
Net Loan Servicing Fee	$—	$—

Incentive fee (B)	$11,410	$10,255
Incentive fee credit	(204)	—
Net Incentive Fee	$11,206	$10,255

Portfolio company fee credit	$(2,866)	$(3,263)
Syndicated loan fee credit	(101)	(126)
Incentive fee credit	(204)	—
Credit to Fees from Adviser—Other(B)	$(3,171)	$(3,389)
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

Net Realized Gain (Loss) on Investments
For the year ended September 30, 2024, we recorded a net realized gain on investments of $2.0 million, which resulted primarily from a $1.5 million realized gain recognized on our investment in Giving Home.
For the year ended September 30, 2023, we recorded a net realized gain on investments of $12.3 million, which resulted primarily from a $5.9 million realized gain recognized on the sale of our investment in Targus Cayman HoldCo, Ltd. (“Targus”), a $4.1 million realized gain recognized on our investment in Leeds Novamark Capital I, L.P. (“Leeds”), and a $3.7 million realized gain recognized on our investment in PIC 360, LLC.

Net Unrealized Appreciation (Depreciation) of Investments
During the year ended September 30, 2024, we recorded net unrealized appreciation of investments in the aggregate amount of $42.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2024 were as follows:

	Year Ended September 30, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Antenna Research Associates, Inc.	$—	$40,987	$—	$40,987
Lonestar EMS, LLC	—	8,284	—	8,284
MCG Energy Solutions, LLC	—	3,555	—	3,555
Salt & Straw, LLC	—	3,041	—	3,041
Giving Home Health Care, LLC	1,465	1,220	—	2,685
Sokol & Company Holdings, LLC	—	1,520	—	1,520
TNCP Intermediate HoldCo, LLC	—	1,239	—	1,239
Café Zupas	—	996	—	996
Quality Environmental Midco, Inc.	—	972	—	972
Ohio Armor Holdings, LLC	—	850	—	850
NeoGraf Solutions, LLC	—	839	—	839
Arc Drilling Holdings LLC	—	784	—	784
8th Avenue Food & Provisions, Inc.	—	746	—	746
Total Access Elevator, LLC	—	679	—	679
Leadpoint Business Services, LLC	—	636	—	636
Canopy Safety Brands, LLC	—	629	—	629
ENET Holdings, LLC	—	576	—	576
Tailwind Smith Cooper Intermediate Corporation	—	683	(121)	562
OCI, LLC	—	549	—	549
Trowbridge Chicago, LLC	332	(23)	109	418
SpaceCo Holdings, LLC	—	414	—	414
Axios Industrial Group, LLC	—	367	—	367
ALS Education, LLC	—	317	—	317
Viva Railings, L.L.C.	—	311	—	311
Sea Link International IRB, Inc.	—	252	—	252
DKI Ventures, LLC	—	(668)	—	(668)
Technical Resource Management, LLC	—	(829)	—	(829)
Defiance Integrated Technologies, Inc.	—	(1,000)	—	(1,000)
Encore Dredging Holdings, LLC	—	(1,097)	—	(1,097)
Engineering Manufacturing Technologies, LLC	—	(1,173)	—	(1,173)
Edge Adhesives Holdings, Inc.	—	(2,515)	—	(2,515)
HH-Inspire Acquisition, Inc.	—	(2,817)	—	(2,817)
B+T Group Acquisition Inc.	—	(3,586)	—	(3,586)
Eegee's LLC	—	(4,568)	—	(4,568)
FES Resources Holdings LLC	—	(4,670)	—	(4,670)
WB Xcel Holdings, LLC	—	(4,830)	—	(4,830)
Other, net (<$500)	211	257	(212)	256
Total:	$2,008	$42,927	$(224)	$44,711
The primary driver of net unrealized appreciation of $42.7 million for the year ended September 30, 2024 was improvement in the financial and operational performance of certain of our portfolio companies partially offset by the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

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
As of September 30, 2024, the fair value of our investment portfolio was greater than its cost basis by approximately $25.2 million and our entire investment portfolio was valued at 103.3% of cost, as compared to cumulative net unrealized depreciation of $17.5 million and a valuation of our entire portfolio at 97.6% of cost as of September 30, 2023.
Comparison of the Year Ended September 30, 2023 to the Year Ended September 30, 2022
The comparison of the fiscal year ended September 30, 2023 to the fiscal year ended September 30, 2022 can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, as filed with the SEC on November 13, 2023, located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Net cash provided by operating activities for the year ended September 30, 2024 was $3.2 million as compared to net cash used in operating activities of $10.9 million for the year ended September 30, 2023. The change was primarily due to an increase in repayments and net proceeds from sales year over year. Repayments and net proceeds from sales were $140.2 million during the year ended September 30, 2024 compared to $125.5 million during the year ended September 30, 2023.
As of September 30, 2024, we had loans to, syndicated participations in or equity investments in 49 companies, with an aggregate cost basis of approximately $771.0 million. As of September 30, 2023, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $722.3 million.
The following table summarizes our total portfolio investment activity during the years ended September 30, 2024 and 2023:

	Year Ended September 30,
	2024	2023
Beginning investment portfolio, at fair value	$704,815	$649,615
New investments	53,250	103,916
Disbursements to existing portfolio companies	124,399	71,561
Scheduled principal repayments	(9,288)	(8,311)
Unscheduled principal repayments	(124,183)	(99,194)
Net proceeds from sales of investments	(2,799)	(17,686)
Net unrealized appreciation (depreciation) of investments	42,927	1,702
Reversal of prior period net depreciation (appreciation) of investments	(224)	(12,718)
Net realized gain (loss) on investments(A)	2,008	12,345
Increase in investment balance due to PIK interest (B)	5,525	3,699
Net change in premiums, discounts and amortization	(170)	(114)
Ending Investment Portfolio, at Fair Value	$796,260	$704,815
(A)Excludes net realized gain (loss) on other.
(B)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2024.

Year Ending September 30,	Amount
2025(A)	$16,322
2026	160,366
2027	227,287
2028	193,374
2029	78,697
Thereafter	20,000
Total contractual repayments	$696,046
Adjustments to cost basis of debt investments	(1,421)
Investments in equity securities	76,386
Investments held as of September 30, 2024 at cost:	$771,011
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of September 30, 2024.
Financing Activities
Net cash used in financing activities for the year ended September 30, 2024 was $2.3 million, which consisted primarily of $43.1 million in distributions to common shareholders, partially offset by $22.8 million in net borrowings on our Credit Facility, $11.0 million in gross proceeds from the issuance of common stock, and $7.8 million in net proceeds from the issuance of preferred stock.
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

In accordance with these requirements, during the year ended September 30, 2024, we paid monthly cash distributions of $0.165 per common share. These distributions totaled an aggregate of $43.1 million. In October 2024, our Board of Directors declared a monthly distribution of $0.165 per common share for each of October, November, and December 2024. In November 2024, our Board of Directors declared a supplemental distribution of $0.40 per common share payable in December 2024. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ended September 30, 2025.
For the fiscal years ended September 30, 2024 and September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.6 million and $5.0 million, respectively, of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. For the fiscal year ended September 30, 2022 distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million.

Preferred Stock Dividends
We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Sock for each month from January through September during the year ended September 30, 2024, which totaled an aggregate of $0.2 million. In October 2024, our Board of Directors declared monthly cash dividends of $0.130208 per share to holders of our Series A Preferred stock for each of October, November, and December 2024. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year.

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
Equity
Registration Statement
Our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2024, we had the ability to issue up to $689.0 million in securities under the 2024 Registration Statement.
Common Stock
In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, (the “2024 Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the year ended September 30, 2024, we sold 476,138 shares of our common stock under the 2024 Sales Agreement, at a weighted-average price of $23.10 per share and raised $11.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $10.8 million. As of September 30, 2024, we had a remaining capacity to sell up to an additional $139.0 million of our common stock under the 2024 ATM Program.
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

As of September 30, 2024, our Credit Facility had a total commitment amount of $293.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025 and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $418.8 million as of September 30, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2024, and as defined in our Credit Facility, we had a net worth of $723.9 million, asset coverage on our “senior securities representing indebtedness” of 243.6% and an active status as a BDC and RIC. In addition, as of September 30, 2024, we had 33 obligors in our Credit Facility’s borrowing base and we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our Credit Facility.
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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of September 30, 2024 and 2023, we had off-balance sheet success fee receivables on our accruing debt investments of $5.8 million and $4.0 million (or approximately $0.26 per common share and $0.18 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2024 and 2023 to be immaterial.

The following table shows our contractual obligations as of September 30, 2024, at cost:

Contractual Obligations(A)	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$70,600	$—	$70,600
Notes Payable	—	200,000	57,000	—	257,000
Interest expense on debt obligations(C)	20,457	28,102	6,308	—	54,867
Total	$20,457	$228,102	$133,908	$—	$382,467
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $57.6 million, at cost, as of September 30, 2024.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2024.
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

The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2024 and 2023, representing approximately 99.5% and 98.2%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2024	2023
Highest	10.0	10.0
Average	7.8	7.1
Weighted Average	8.1	7.5
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2024 and 2023, representing approximately 0.5% and 1.3%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2024	2023
Highest	3.0	5.0
Average	3.0	3.5
Weighted Average	3.0	4.2
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2023 representing approximately 0.5% of the principal balance of all debt investments in our portfolio at the end of the period:

Rating	As of September 30, 2023
Highest	5.0
Average	5.0
Weighted Average	5.0
Lowest	5.0
There were no syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2024.

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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of September 30, 2024, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	93.9%
Fixed rates	6.1
Total	100.0%
To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2024 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations(B)
Up 200 basis points	$13,058	$1,412	$11,646
Up 100 basis points	6,523	706	5,817
Up 50 basis points	3,256	353	2,903
Down 50 basis points	(3,229)	(353)	(2,876)
Down 100 basis points	(6,458)	(706)	(5,752)
Down 200 basis points	(12,917)	(1,412)	(11,505)
(A)Illustrates the potential impact of changes in market rates as compared to one-month SOFR of 4.85% as of September 30, 2024.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.
November 13, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended September 30, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of September 30, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended September 30, 2021, 2020, 2019, 2018, 2017, 2016, and 2015 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the ten years in the period ended September 30, 2024, appearing on pages 53-54 under Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2024 and 2023 by correspondence with the custodian, agent banks and portfolio company investees; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $796.22 million of total level 3 investments at fair value as of September 30, 2024. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range. The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments using a total enterprise value or yield analysis due to the use of significant unobservable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the EBITDA and EBITDA multiples and revenue and revenue multiples used in a total enterprise value and the modified discount rate used in a yield analysis, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

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
November 13, 2024
We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2024	September 30, 2023
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $716,481 and $671,397, respectively)	$750,904	$663,544
Affiliate investments (Cost of $16,746 and $16,746, respectively)	7,438	10,421
Control investments (Cost of $37,784 and $34,126, respectively)	37,918	30,850
Cash and cash equivalents	2,172	1,306
Restricted cash and cash equivalents	132	95
Interest receivable, net	5,923	6,100
Due from administrative agent	2,802	2,936
Deferred financing costs, net	1,053	1,335
Other assets, net	4,126	2,911
TOTAL ASSETS	$812,468	$719,498
LIABILITIES
Line of credit at fair value (Cost of $70,600 and $47,800, respectively)	$70,600	$47,800
Notes payable, net of unamortized deferred financing costs of $2,990 and $3,886, respectively	254,010	253,114
Accounts payable and accrued expenses	1,230	1,006
Interest payable	2,916	2,956
Fees due to Adviser(A)	3,889	3,872
Fee due to Administrator(A)	569	479
Other liabilities	513	1,576
TOTAL LIABILITIES	$333,727	$310,803
Commitments and contingencies(B)
Preferred stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 349,931 and 0 shares issued and outstanding, respectively	$7,846	$—
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 22,230,587 and 21,754,449 shares issued and outstanding, respectively(C)	$44	$44
Capital in excess of par value	492,305	481,480
Cumulative net unrealized appreciation (depreciation) of investments	25,249	(17,454)
Under distributed net investment income	6,144	4,741
Accumulated net realized losses	(52,847)	(60,116)
Total distributable loss	(21,454)	(72,829)
TOTAL NET ASSETS	$470,895	$408,695
NET ASSET VALUE PER COMMON SHARE(C)	$21.18	$18.79
(A)Refer to Note 4—Related Party Transactions for additional information.
(B)Refer to Note 11—Commitments and Contingencies for additional information.
(C)Issued and outstanding shares of common stock and net asset value per share have been adjusted on a retroactive basis to reflect the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2024	2023	2022
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$85,698	$72,656	$43,771
Affiliate investments	—	3,799	3,523
Control investments	1,784	2,889	2,454
Cash and cash equivalents	136	136	11
Total interest income (excluding PIK interest income)	87,618	79,480	49,759
PIK interest income
Non-Control/Non-Affiliate investments	5,429	2,737	4,014
Affiliate investments	—	510	215
Control investments	247	303	—
Total PIK interest income	5,676	3,550	4,229
Total interest income	93,294	83,030	53,988
Success fee income
Non-Control/Non-Affiliate investments	380	935	3,231
Affiliate investments	—	—	1,563
Total success fee income	380	935	4,794
Dividend income
Non-Control/Non-Affiliate investments	1,417	830	2,181
Control investments	—	691	1,281
Total dividend income	1,417	1,521	3,462
Other income	1,530	948	906
Total investment income	96,621	86,434	63,150
EXPENSES
Base management fee(A)	13,609	11,998	10,247
Loan servicing fee(A)	8,862	8,053	6,329
Incentive fee(A)	11,410	10,255	7,511
Administration fee(A)	1,970	1,716	1,610
Interest expense on line of credit and notes payable	21,715	20,847	12,966
Amortization of deferred financing costs	1,864	1,529	1,175
Professional fees	948	980	803
Other general and administrative expenses	2,217	1,478	1,362
Expenses, before credits from Adviser	62,595	56,856	42,003
Credit to base management fee - loan servicing fee(A)	(8,862)	(8,053)	(6,329)
Credit to fees from Adviser - other(A)	(3,171)	(3,389)	(4,803)
Total expenses, net of credits	50,562	45,414	30,871
NET INVESTMENT INCOME	46,059	41,020	32,279
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	1,749	9,661	504
Affiliate investments	—	—	13,408
Control investments	259	2,684	(8,496)
Other	3,951	319	(243)
Total net realized gain (loss)	5,959	12,664	5,173
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	42,276	(10,928)	(3,960)
Affiliate investments	(2,983)	3,996	(21,920)
Control investments	3,410	(4,084)	8,342
Other	—	—	—
Total net unrealized appreciation (depreciation)	42,703	(11,016)	(17,538)
Net realized and unrealized gain (loss)	48,662	1,648	(12,365)
PREFERRED STOCK DIVIDENDS	215	—	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$94,506	$42,668	$19,914
BASIC AND DILUTED PER COMMON SHARE:
Net investment income(B)	$2.11	$2.20	$1.88
Net increase (decrease) in net assets resulting from operations(B)	$4.34	$2.29	$1.16
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic and Diluted(B)	21,781,074	18,657,961	17,175,832
(A)Refer to Note 4—Related Party Transactions for additional information.
(B)Per share amounts and weighted average common shares outstanding have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2024	2023	2022
OPERATIONS
Net investment income	$46,059	$41,020	$32,279
Net realized gain (loss) on investments	2,008	12,345	5,416
Net realized gain (loss) on other	3,951	319	(243)
Net unrealized appreciation (depreciation) of investments	42,703	(11,016)	(17,538)
Preferred stock dividends	(215)	—	—
Net increase (decrease) in net assets from operations	94,506	42,668	19,914
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($1.98, $1.89, and $1.52 per share, respectively)(A)(B)	(43,141)	(35,407)	(25,916)
Distributions to common stockholders from return of capital ($0.00, $0.00, and $0.08 per share, respectively)(A)(B)	—	—	(1,406)
Net decrease in net assets from distributions	(43,141)	(35,407)	(27,322)
CAPITAL TRANSACTIONS
Issuance of common stock	10,998	87,394	4,533
Offering costs for issuance of common stock	(163)	(1,447)	(77)
Net increase (decrease) in net assets from capital transactions	10,835	85,947	4,456
NET INCREASE (DECREASE) IN NET ASSETS	62,200	93,208	(2,952)
NET ASSETS, BEGINNING OF YEAR	408,695	315,487	318,439
NET ASSETS, END OF YEAR	$470,895	$408,695	$315,487
(A)Refer to Note 9 – Distributions to Common Stockholders for additional information.
(B)Per share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$94,506	$42,668	$19,914
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(177,649)	(175,477)	(274,898)
Principal repayments on investments	133,471	107,505	159,992
Proceeds from sale of investments	6,750	18,005	15,848
Increase in investments due to paid-in-kind interest or other	(5,525)	(3,699)	(4,532)
Net change in premiums, discounts and amortization	170	114	(445)
Net realized gain on investments	(2,008)	(12,345)	(5,416)
Net unrealized depreciation (appreciation) of investments	(42,703)	11,016	17,538
Net realized loss (gain) on other	(3,951)	(319)	243
Amortization of deferred financing costs	1,864	1,529	1,175
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	177	(3,363)	(376)
Decrease (increase) in funds due from administrative agent	134	263	(248)
Decrease (increase) in other assets, net	(1,224)	(572)	(787)
Increase (decrease) in accounts payable and accrued expenses	224	506	10
Increase (decrease) in interest payable	(40)	439	720
Increase (decrease) in fees due to Adviser(A)	17	1,768	(151)
Increase (decrease) in fee due to Administrator(A)	90	56	41
Increase (decrease) in other liabilities	(1,063)	1,046	(5,029)
Net cash provided by (used in) operating activities	3,240	(10,860)	(76,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	221,200	149,000	328,900
Repayments on line of credit	(198,400)	(243,000)	(237,600)
Proceeds from issuance of notes payable	—	57,000	50,000
Redemption of notes payable	—	—	(38,813)
Financing costs	(686)	(3,522)	(1,968)
Proceeds from issuance of common stock	10,998	87,394	4,533
Proceeds from issuance of preferred stock	7,846	—	—
Offering costs for issuance of common stock	(154)	(1,311)	(68)
Distributions paid to common stockholders	(43,141)	(35,407)	(27,322)
Net cash provided by (used in) financing activities	(2,337)	10,154	77,662
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	903	(706)	1,261
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	1,401	2,107	846
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$2,304	$1,401	$2,107
CASH PAID DURING YEAR FOR INTEREST	$21,755	$20,408	$12,246
NON-CASH ACTIVITIES(B)	—	2,416	7,489
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 159.5%
Secured First Lien Debt – 114.8%
Aerospace and Defense – 19.7%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 14.8% Cash, 4.0% PIK, Due 11/2026)(E)(U)	$31,267	$31,267	$31,267
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 2/2026)(C)	16,563	16,563	16,563
SpaceCo Holdings, LLC – Line of Credit, $0 available (S + 6.4%, 11.0% Cash, Due 12/2025)(C)(H)	2,000	2,000	2,000
SpaceCo Holdings, LLC – Term Debt (S + 6.4%, 11.0% Cash, Due 12/2025)(C)(H)	42,757	42,376	42,757
		92,206	92,587
Beverage, Food, and Tobacco – 15.2%
Café Zupas – Line of Credit, $700 available (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	1,050	1,050	1,061
Café Zupas – Delayed Draw Term Loan, $3,150 available (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	7,350	7,350	7,424
Café Zupas – Term Debt (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	26,250	26,074	26,513
Eegee’s LLC – Line of Credit, $500 available (S + 7.8%, 12.6% Cash, Due 6/2026)(C)	1,500	1,500	1,135
Eegee’s LLC – Delayed Draw Term Loan, $0 available (S + 7.8%, 8.0% Cash, 4.6% PIK, Due 6/2026)(C)	3,145	3,145	2,380
Eegee’s LLC – Term Debt (S + 7.8%, 8.0% Cash, 4.6% PIK, Due 6/2026)(C)	17,824	17,824	13,486
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 13.9% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $3,500 available (S + 9.1%, 13.9% Cash, Due 9/2027)(C)	10,850	10,693	10,850
Sokol & Company Holdings, LLC – Term Debt (S + 6.8%, 11.6% Cash, Due 8/2027)(C)	8,500	8,500	8,500
		76,136	71,349
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.8% Cash, Due 9/2025)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 9/2025)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 24.2%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.1% Cash, Due 10/2026)(E)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 3.1% PIK, Due 10/2026)(E)	22,230	22,230	19,283
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	27,524	27,524	26,350
OCI, LLC – Term Debt (S + 7.5%, 12.3% Cash, Due 5/2028)(C)	18,500	18,500	18,685
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 14.3% Cash, Due 4/2027)(C)	12,149	12,128	12,265
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	978	978	978
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	1,097	1,097	1,108
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	14,738	14,494	14,885
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 11.9% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 11.9% Cash, Due 5/2027)(C)	20,202	20,202	20,202
		117,153	113,756
Diversified/Conglomerate Service – 30.9%
Axios Industrial Group, LLC – Term Debt (S + 9.6%, 14.4% Cash, Due 10/2027)(C)	11,325	11,301	11,357
Axios Industrial Group, LLC – Term Debt (S + 12.6%, 17.4% Cash, Due 10/2027)(C)	3,000	2,925	3,008
DKI Ventures, LLC – Line of Credit, $25 available (9.0% Cash, Due 12/2025)(E)(F)	350	350	159
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(E)(F)	5,915	5,915	2,684
ENET Holdings, LLC – Line of Credit, $2,500 available (S + 7.3%, 12.1% Cash, Due 4/2025)(C)	—	—	—
ENET Holdings, LLC – Term Debt (S + 7.3%, 12.1% Cash, Due 4/2028)(C)	22,289	22,289	21,973
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Fix-It Group, LLC – Line of Credit, $3,000 available (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	—	—	—
Fix-It Group, LLC – Term Debt (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	13,324	13,324	13,457
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	6,781	6,781	6,781
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2028)(C)	25,500	25,475	26,010
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.4% Cash, 3.5% PIK, Due 3/2026)(E)	20,290	20,264	20,290
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,390
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	6,500	6,500	6,695
Total Access Elevator, LLC – Delayed Draw Term Loan, $2,500 available (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $800 available (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	1,200	1,200	1,200
WorkforceQA, LLC – Term Debt (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	16,306	16,286	16,306
WorkforceQA, LLC – Term Debt (S + 7.5%, 12.3% Cash, Due 12/2026)(C)	2,406	2,403	2,406
		148,013	145,716
Healthcare, Education, and Childcare – 20.2%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.8%, 11.6% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.8%, 11.6% Cash, Due 12/2028)(C)	31,680	31,680	31,997
HH-Inspire Acquisition, Inc. – Line of Credit, $110 available (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	1,727	1,727	1,677
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	15,852	15,852	15,399
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	3,193	3,193	3,102
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 12.8% Cash, Due 4/2028)(C)	2,000	2,000	2,008
Technical Resource Management, LLC – Term Debt (S + 8.0%, 12.8% Cash, 2.5% PIK, Due 4/2028)(C)	23,234	23,158	23,327
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 12.1% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.1% Cash, Due 6/2026)(C)	17,500	17,500	17,500
		95,110	95,010
Machinery – 3.6%
Arc Drilling Holdings LLC – Line of Credit, $4,000 available (S + 7.0%, 11.8% Cash, Due 9/2029)(C)	1,000	1,000	1,000
Arc Drilling Holdings LLC – Term Debt (S + 7.0%, 11.8% Cash, Due 9/2029)(C)	16,000	16,000	16,000
		17,000	17,000
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	163
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	1,320	1,320	471
B+T Group Acquisition, Inc.(S) – Line of Credit, $127 available (S + 2.0%, 7.0% Cash, Due 6/2025)(E)(P)	323	323	115
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	6,000	6,000	2,139
		7,643	2,725
Total Secured First Lien Debt		$555,941	$540,661
Secured Second Lien Debt – 22.3%
Automobile – 3.4%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	12,331	12,314	12,331
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,079	4,079	4,079
		16,393	16,410
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 12.7% Cash, Due 10/2026)(D)	3,683	3,683	3,241
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Cargo Transportation – 4.3%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 12.5% Cash, Due 11/2029)(C)	20,000	20,000	20,200
RPM Freight Systems, LLC – Delayed Draw Term Loan, $5,000 available (S + 7.7% 12.5% Cash, Due 11/2029)(C)	—	—	—
		20,000	20,200
Diversified/Conglomerate Manufacturing – 6.9%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,159	2,159	2,303
Springfield, Inc. – Term Debt (S + 11.1%, 15.9% Cash, Due 12/2026)(C)	30,000	30,000	30,000
		32,159	32,303
Diversified/Conglomerate Service – 3.2%
Perimeter Solutions Group – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2029)(C)(U)	15,000	15,000	15,000

Oil and Gas – 3.8%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.6% Cash, Due 8/2028)(C)	18,015	17,909	18,015
Total Secured Second Lien Debt		$105,144	$105,169
Unsecured Debt – 0.1%
Diversified/Conglomerate Service – 0.1%
Frontier Financial Group Inc. – Convertible Debt (6.0% Cash, Due 6/2022)(E)(F)	198	198	32
Preferred Equity – 5.8%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	220
Beverage, Food, and Tobacco – 2.0%
Salt & Straw, LLC – Preferred Equity(E)(G)	7,000,000	7,000	9,450
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	167
		7,075	9,617
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
Diversified/Conglomerate Manufacturing – 0.1%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	552
Diversified/Conglomerate Service – 2.9%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)(G)	7,000,000	7,000	9,954
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	3,582
		10,500	13,536
Healthcare, Education, and Childcare – 0.2%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	1,047
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,275
		6,838	2,275
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$32,461	$27,247
Common Equity – 16.5%
Aerospace and Defense – 12.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)(U)	4,283	4,283	59,423
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	1,086
		5,283	60,509
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	160
Beverage, Food, and Tobacco – 0.9%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	47
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	2,727
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,346
		1,750	4,120

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Diversified/Conglomerate Manufacturing – 0.2%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	859
		5,000	859
Diversified/Conglomerate Service – 0.3%
Total Access Elevator, LLC – Common Equity(E)(G)	750,000	750	1,234
WorkforceQA, LLC – Common Stock(E)(G)	532	532	346
		1,282	1,580
Healthcare, Education, and Childcare – 1.2%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	—	3,995
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,583
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	38
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	34
		2,767	5,650
Machinery – 1.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	4,816
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	101
		499	101
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$22,737	$77,795
Total Non-Control/Non-Affiliate Investments		$716,481	$750,904
AFFILIATE INVESTMENTS(N) – 1.6%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc. (S) – Term Debt (S + 5.5%, 10.3% Cash, Due 8/2026)(E)(P)	6,140	6,140	380
Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	5,466	$—
Diversified/Conglomerate Service– 0.7%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	3,168
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	931
Total Preferred Equity		$9,806	$4,099
Common Equity – 0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	2,959
Total Affiliate Investments		$16,746	$7,438
CONTROL INVESTMENTS(O) – 8.0%
Secured First Lien Debt – 3.0%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,200	4,130	4,200

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.1%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 15.3% Cash, Due 11/2026)(E)(P)	4,750	4,750	3,171
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.3% Cash, Due 11/2026)(E)(P)	9,775	9,775	6,525
		14,525	9,696

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$18,655	$13,896
Secured Second Lien Debt – 1.8%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.4% Cash, Due 1/2027)(E)	8,547	8,547	8,547
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	$—
Common Equity – 3.2%
Automobile – 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	581	2,949
Diversified/Conglomerate Manufacturing – 1.7%
Lonestar EMS, LLC – Common Units(E)(G)	100.0%	6,750	8,214
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Warrant(E)(G)	1	1	$—
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	4,312
Total Common Equity		$7,832	$15,475
Total Control Investments		$37,784	$37,918
TOTAL INVESTMENTS(T) – 169.1%		$771,011	$796,260
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $714.4 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2024, our investment in Leeds Novamark Capital I, L.P. (“Leeds”) is considered a non-qualifying asset under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of September 30, 2024.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.85% as of September 30, 2024. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near September 30, 2024, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The cash interest rate on this investment was indexed to 90-day SOFR, which was 4.59% as of September 30, 2024.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2024.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
(T)Cumulative gross unrealized depreciation for federal income tax purposes is $66.1 million; cumulative gross unrealized appreciation for federal income tax purposes is $85.8 million. Cumulative net unrealized appreciation is $19.7 million, based on a tax cost of $776.5 million.
(U)Investment was exited subsequent to September 30, 2024. Refer to Note 14 – Subsequent Events for additional information.

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
SEPTEMBER 30, 2024
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
Retroactive Adjustments for Reverse Stock Split
The outstanding shares and per share amounts of the Company’s common stock in this Annual Report have been retroactively adjusted for the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024 (effective April 5, 2024 for trading purposes) for all activity prior to that date, unless stated otherwise.

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
Valuation Techniques
In accordance with ASC 820, the Valuation Team uses the following techniques when valuing our investment portfolio:
•Total Enterprise Value — In determining the fair value using a TEV, the Valuation Team first calculates the TEV of the portfolio company by incorporating some or all of the following factors: the portfolio company’s ability to make payments and other specific portfolio company attributes; the earnings of the portfolio company (the trailing or projected twelve month revenue or EBITDA); EBITDA multiples obtained from our indexing methodology whereby the original transaction EBITDA multiple at the time of our closing is indexed to a general subset of comparable disclosed transactions and EBITDA multiples from recent sales to third parties of similar securities in similar industries; a comparison to publicly traded securities in similar industries; and other pertinent factors. The Valuation Team generally reviews industry statistics and may use outside experts when gathering this information. Once the TEV is determined for a portfolio company, the Valuation Team generally allocates the TEV to the portfolio company’s securities based on the facts and circumstances of the securities, which typically results in the allocation of fair value to securities based on the order of their relative priority in the capital structure. Generally, the Valuation Team uses TEV to value our equity investments and, in the circumstances where we have the ability to effectuate a sale of a portfolio company, our debt investments. When there is equity value or sufficient TEV to cover the principal balance of our debt securities, the fair value of our senior secured debt generally equals or approximates cost.
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

Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management's judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio. As of September 30, 2023, our loan to Edge Adhesives Holdings, Inc. was on non-accrual status with a cost basis of $6.1 million, or 0.9% of the cost basis of all debt investments in our portfolio, and a fair value of $2.9 million, or 0.5% of the fair value of all debt investments in our portfolio.
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
As of September 30, 2024 and 2023, we held two and four OID loans, respectively. We recorded OID income of $0.4 million, $0.2 million, and $0.5 million during the years ended September 30, 2024, 2023, and 2022, respectively. The unamortized balance of OID investments as of September 30, 2024 and 2023 totaled $0.6 million and $0.7 million, respectively. As of each of September 30, 2024 and 2023, we had eight investments which had a PIK interest component. We recorded PIK interest income of $5.7 million, $3.6 million, and $4.2 million during the years ended September 30, 2024, 2023, and 2022, respectively. We collected $0.2 million, $1.1 million, and $2.4 million of PIK interest in cash during the years ended September 30, 2024, 2023, and 2022, respectively.
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
ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2021 to 2023 remain subject to examination by the Internal Revenue Service (“IRS”).
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
As of September 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Leeds Novamark Capital I, L.P. (“Leeds”), which was valued using NAV as a practical expedient. As of September 30, 2023, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Funko Acquisition Holdings, LLC (“Funko”), which was valued using Level 2 inputs, and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2024 and 2023, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of September 30, 2024 and 2023, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024:
Secured first lien debt	$554,937		$—	$—	$554,937
Secured second lien debt	113,716		—	—	113,716
Unsecured debt	32		—	—	32
Preferred equity	31,346		—	—	31,346
Common equity/equivalents	96,191	(A)	—	—	96,191
Total Investments as of September 30, 2024:	$796,222		$—	$—	$796,222

	Fair Value		Fair Value Measurements
			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
As of September 30, 2023:
Secured first lien debt	$510,701		$—	$—		$510,701
Secured second lien debt	127,854		—	—		127,854
Unsecured debt	24		—	—		24
Preferred equity	26,855		—	—		26,855
Common equity/equivalents	39,150	(A)	—	22	(B)	39,128
Total Investments as of September 30, 2023:	$704,584		$—	$22		$704,562
(A)Excludes our investment in Leeds with a fair value of $38 thousand and $0.2 million as of September 30, 2024 and 2023, respectively. Leeds was valued using NAV as a practical expedient.
(B)Fair value was determined based on the closing market price of shares of Funko, Inc. (our units in Funko can be converted into common shares of Funko, Inc.) at the reporting date less a discount for lack of marketability as our investment was subject to certain restrictions.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2024 and 2023 by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2024		September 30, 2023
Non-Control/Non-Affiliate Investments
Secured first lien debt	$540,661		$491,686
Secured second lien debt	105,169		120,429
Unsecured debt	32		24
Preferred equity	27,247		21,733
Common equity/equivalents	77,757	(A)	29,419	(B)
Total Non-Control/Non-Affiliate Investments	$750,866		$663,291

Affiliate Investments
Secured first lien debt	$380		$2,895
Preferred equity	4,099		5,122
Common equity/equivalents	2,959		2,404
Total Affiliate Investments	$7,438		$10,421

Control Investments
Secured first lien debt	$13,896		$16,120
Secured second lien debt	8,547		7,425
Preferred equity	—		—
Common equity/equivalents	15,475		7,305
Total Control Investments	$37,918		$30,850
Total Investments at Fair Value Using Level 3 Inputs	$796,222		$704,562
(A)Excludes our investment in Leeds with fair value of $38 thousand as of September 30, 2024. Leeds was valued using NAV as a practical expedient.
(B)Excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively, as of September 30, 2023. Leeds was valued using NAV as a practical expedient, and Funko was valued using Level 2 inputs.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2024 and 2023. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2024	September 30, 2023	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2024	September 30, 2023
Secured first lien debt	$464,090	$461,638	Yield Analysis	Discount Rate	10.8%–17.3% / 12.6%	11.8%–29.9% / 14.8%
	90,847	49,063	TEV	EBITDA multiple	4.1x–13.9x / 10.0x	4.7x–6.8x / 6.7x
				EBITDA	$3,020–$16,211 / $10,309	$995–$14,002 / $13,624
				Revenue multiple	0.2x–4.6x / 2.1x	0.3x–0.8x / 0.6x
				Revenue	$6,336–$21,118 / $13,981	$14,934–$16,283 / $15,361
Secured second lien debt	101,928	110,820	Yield Analysis	Discount Rate	12.2%–16.0% / 14.1%	12.5%—15.6% / 14.5%
	3,241	9,609	Market Quote	IBP	88.0%–88.0% / 88.0%	67.8%–94.0% / 82.2%
	8,547	7,425	TEV	EBITDA multiple	5.4x–5.4x / 5.4x	5.6x–5.6x / 5.6x
				EBITDA	$3,343–$3,343 / $3,343	$3,690–$3,690 / $3,690
Unsecured debt	32	24	TEV	Revenue multiple	1.0x–1.0x / 1.0x	1.0x–1.0x / 1.0x
				Revenue	$7,834–$7,834 / $7,834	$5,044–$5,044 / $5,044
Preferred and common equity / equivalents(A)	127,537	65,983	TEV	EBITDA multiple	4.1x–13.9x / 8.0x	4.7x–13.0x / 6.9x
				EBITDA	$1,182–$144,458 / $10,847	$995–$112,841 / $10,570
				Revenue multiple	0.2x–4.6x / 2.0x	0.3x–3.0x / 1.2x
				Revenue	$4,672–$21,118 / $12,587	$4,213–$16,283 / $14,959
Total Level 3 Investments, at Fair Value	$796,222	$704,562

(A)Fair value as of September 30, 2024 excludes our investment in Leeds with fair value of $38 thousand. Fair value as of September 30, 2023 excludes our investments in Leeds and Funko with fair values of $0.2 million and $22 thousand, respectively. Leeds was valued using NAV as a practical expedient as of both September 30, 2024 and 2023, and Funko was valued using Level 2 inputs as of September 30, 2023.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2024 and 2023 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	(50)	—	—	332	1,724	2,006
Net unrealized appreciation (depreciation)(B)	(7,071)	2,445	8	(5,039)	52,781	43,124
Reversal of prior period net depreciation (appreciation) on realization(B)	(53)	(22)	—	130	(283)	(228)
New investments, repayments and settlements:(C)
Issuances/originations	131,462	36,978	—	10,150	4,585	183,175
Settlements/repayments	(80,102)	(53,539)	—	—	—	(133,641)
Net proceeds from sales	50	—	—	(1,082)	(1,744)	(2,776)
Transfers	—	—	—	—	—	—
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2022	$463,858	$115,928	$55	$27,046	$36,273	$643,160
Total gains (losses):
Net realized gain (loss)(A)	(107)	—	(95)	(279)	8,695	8,214
Net unrealized appreciation (depreciation)(B)	(7,577)	617	(31)	(1,829)	10,563	1,743
Reversal of prior period net depreciation (appreciation) on realization(B)	850	6	95	526	(9,257)	(7,780)
New investments, repayments and settlements:(C)
Issuances/originations	154,762	15,421	—	2,045	4,532	176,760
Settlements/repayments	(101,085)	(4,118)	—	—	—	(105,203)
Net proceeds from sales	—	—	—	(654)	(11,678)	(12,332)
Transfers	—	—	—	—	—	—
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
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

Investment Activity
Proprietary Investments
As of September 30, 2024 and 2023, we held 47 and 47 proprietary investments with an aggregate fair value of $792.9 million and $695.1 million, or 99.6% and 98.6% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2024:
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
•In March 2024, we received net cash proceeds of $8.4 million from the sale of Trowbridge Chicago, LLC (“Trowbridge”), an existing portfolio company. In conjunction with the sale, we received $0.2 million in prepayment fees and recorded a net realized gain of $0.2 million on our equity. In September 2024, our remaining debt investment in Trowbridge paid off at par for net cash proceeds of $0.3 million.
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
•In July 2024, we invested an additional $6.5 million in Turn Key Health Clinics, LLC (“Turn Key”), an existing portfolio company, through secured first lien debt. We also extended Turn Key an additional $2.0 million line of credit commitment which was funded in July 2024.
•In September 2024, we invested an additional $13.5 million in Arc Drilling Holdings LLC, an existing portfolio company, through secured first lien debt and common equity. We also extended Arc Drilling an additional $4.0 million line of credit commitment and funded $0.9 million under the line of credit at close.

Syndicated Investments
As of September 30, 2024 and 2023, we held two and four syndicated investments with an aggregate fair value of $3.3 million and $9.7 million, or 0.4% and 1.4% of the total portfolio at fair value, respectively. The following significant syndicated investment transactions occurred during the year ended September 30, 2024:
•In January 2024, our investment in CHA Holdings, Inc. paid off at par for net proceeds of $3.0 million.
•In July 2024, our investment in Tailwind Smith Cooper Immediate Corporation paid off at par for net proceeds of $5.0 million.
Investment Concentrations
As of September 30, 2024, our investment portfolio consisted of investments in 49 portfolio companies located in 22 states in 13 different industries, with an aggregate fair value of $796.3 million. The five largest investments at fair value as of September 30, 2024 totaled $232.7 million, or 29.2% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2023 totaling $176.9 million, or 25.1% of our total investment portfolio. As of September 30, 2024 and 2023, our average investment by obligor was $15.7 million and $14.2 million at cost, respectively.
The following table outlines our investments by security type as of September 30, 2024 and 2023:

	September 30, 2024				September 30, 2023
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$580,736	75.3%	$554,937	69.7%	$529,376	73.3%	$510,701	72.5%
Secured second lien debt	113,691	14.8	113,716	14.3	130,252	18.1	127,854	18.1
Unsecured debt	198	0.0	32	0.0	198	0.0	24	0.0
Total debt investments	694,625	90.1	668,685	84.0	659,826	91.4	638,579	90.6
Preferred equity	45,017	5.8	31,346	3.9	35,617	4.9	26,855	3.8
Common equity/equivalents	31,369	4.1	96,229	12.1	26,826	3.7	39,381	5.6
Total equity investments	76,386	9.9	127,575	16.0	62,443	8.6	66,236	9.4
Total Investments	$771,011	100.0%	$796,260	100.0%	$722,269	100.0%	$704,815	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2024 and 2023:

Industry Classification	September 30, 2024		September 30, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Service	$179,032	22.5%	$135,060	19.2%
Diversified/Conglomerate Manufacturing	160,264	20.1	158,061	22.4
Aerospace and Defense	153,096	19.2	97,836	13.9
Healthcare, Education, and Childcare	101,707	12.8	146,438	20.8
Beverage, Food, and Tobacco	88,327	11.1	78,788	11.2
Automobile	28,286	3.6	27,571	3.9
Machinery	21,816	2.7	6,411	0.9
Oil and Gas	20,554	2.6	27,830	3.9
Cargo Transportation	20,200	2.5	—	—
Personal and Non-Durable Consumer Products	13,586	1.7	14,576	2.1
Other, < 2.0%	9,392	1.2	12,244	1.7
Total Investments	$796,260	100.0%	$704,815	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2024 and 2023:

Location	September 30, 2024		September 30, 2023
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$314,010	39.4%	$273,181	38.8%
West	249,082	31.3	224,235	31.8
Midwest	192,897	24.2	145,122	20.6
Northeast	40,271	5.1	62,277	8.8
Total Investments	$796,260	100.0%	$704,815	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2024:

Year Ending September 30,	Amount
2025(A)	$16,322
2026	160,366
2027	227,287
2028	193,374
2029	78,697
Thereafter	20,000
Total contractual repayments	$696,046
Adjustments to cost basis of debt investments	(1,421)
Investments in equity securities	76,386
Investments held as of September 30, 2024 at cost:	$771,011
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of September 30, 2024.

Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2024 and 2023, we had gross receivables from portfolio companies of $1.7 million and $0.8 million, respectively. The allowance for uncollectible receivables was $75 thousand and $9 thousand as of September 30, 2024 and 2023, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2025.
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

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2024	2023	2022
Average total assets subject to base management fee(A)	$777,657	$685,600	$585,543
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%
Base management fee(B)	13,609	11,998	10,247
Portfolio company fee credit	(2,866)	(3,263)	(4,196)
Syndicated loan fee credit	(101)	(126)	(170)
Net Base Management Fee	$10,642	$8,609	$5,881

Loan servicing fee(B)	$8,862	$8,053	$6,329
Credit to base management fee - loan servicing fee(B)	(8,862)	(8,053)	(6,329)
Net Loan Servicing Fee	$—	$—	$—

Incentive fee (B)	$11,410	$10,255	$7,511
Incentive fee credit	(204)	—	(437)
Net Incentive Fee	$11,206	$10,255	$7,074

Portfolio company fee credit	$(2,866)	$(3,263)	$(4,196)
Syndicated loan fee credit	(101)	(126)	(170)
Incentive fee credit	(204)	—	(437)
Credit to Fees from Adviser—Other(B)	$(3,171)	$(3,389)	$(4,803)
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
Additionally, pursuant to the requirements of the 1940 Act, the Adviser makes available significant managerial assistance to our portfolio companies. The Adviser may also provide other services to our portfolio companies under certain agreements and may receive fees for services other than managerial assistance. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) taking a primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. The Adviser non-contractually, unconditionally, and irrevocably credits 100% of any fees for such services against the base management fee that we would otherwise be required to pay to the Adviser; however, pursuant to the terms of the Advisory Agreement, a small percentage of certain of such fees, totaling $8 thousand, $0, and $8 thousand for the years ended September 30, 2024, 2023, and 2022, respectively, was retained by the Adviser in the form of reimbursement, at cost, for tasks completed by personnel of the Adviser primarily for the valuation of portfolio companies.

Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2024 and 2023.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2024, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains- based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2024.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2024 and 2022, which credits totaled $0.2 million and $0.4 million, respectively. There were no such credits during the year ended September 30, 2023.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.4 million, $0.8 million, and $1.1 million during the years ended September 30, 2024, 2023, and 2022, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6—Cumulative Redeemable Preferred Stock Offering). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (the “Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the year ended September 30, 2024, we paid Gladstone Securities selling commissions and dealer manager fees totaling $0.9 million related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. There were no such fees paid in the prior year.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2024	September 30, 2023
Base management fee due to (from) Adviser	$809	$670
Loan servicing fee due to Adviser	509	455
Incentive fee due to (from) Adviser	2,571	2,747
Total fees due to (from) Adviser	3,889	3,872

Fee due to Administrator	569	479
Total Related Party Fees Due	$4,458	$4,351
In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2024 and 2023 totaled $52 thousand and $65 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $75 thousand and $19 thousand as of September 30, 2024 and 2023, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2024 and 2023.
NOTE 5. BORROWINGS
Revolving Line of Credit
On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of September 30, 2024, our Credit Facility had a total commitment amount of $293.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025 and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2024	2023
Commitment amount	$293,659	$223,659
Borrowings outstanding, at cost	70,600	47,800
Availability(A)	200,381	169,060

	Year Ended September 30,
	2024	2023	2022
Weighted average borrowings outstanding, at cost	$70,572	$133,692	$56,122
Weighted average interest rate(B)	11.0%	8.0%	6.1%
Commitment (unused) fees incurred	$1,696	$624	$1,105
(A)Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2024 and 2023.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $418.8 million as of September 30, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2024, and as defined in our Credit Facility, we had a net worth of $723.9 million, asset coverage on our “senior securities representing indebtedness” of 243.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of September 30, 2024. As of September 30, 2024, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2024, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. As of September 30, 2023, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of September 30, 2024 and 2023, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of September 30, 2024 and 2023, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2024 and 2023:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2024	2023
Credit Facility	$70,600	$47,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2024	2023
Fair value as of September 30, 2023 and 2022, respectively	$47,800	$141,800
Borrowings	221,200	149,000
Repayments	(198,400)	(243,000)
Net unrealized (appreciation) depreciation (A)	—	—
Fair Value as of September 30, 2024 and 2023, respectively	$70,600	$47,800
(A)Included in net unrealized (appreciation) depreciation of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2024 and 2023.
The fair value of the collateral under our Credit Facility totaled approximately $714.4 million and $628.3 million as of September 30, 2024 and 2023, respectively.
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
The fair value, based on the last quoted closing price, of the 2028 Notes as of September 30, 2024 was $58.3 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of September 30, 2024 was $47.0 million. The fair value, based on a DCF analysis, of the 2026 Notes as of September 30, 2024 was $147.8 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
NOTE 6. CUMULATIVE REDEEMABLE PREFERRED STOCK OFFERING

In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share. Pursuant to the Dealer Manager Agreement, the offering will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold. See Note 4, “Related-Party Transactions—Other Transactions,” for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series A Offering.

The Series A Preferred Stock is being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-261398) (the “2021 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated May 31, 2023, and a base prospectus dated December 22, 2021. As of September 30, 2024, we had the ability to issue up to an additional $142.3 million in securities under the 2021 Registration Statement.

During the year ended September 30, 2024, we sold 349,931 shares of Series A Preferred Stock for gross proceeds of $8.7 million and net proceeds of $7.8 million. There were no shares sold during the year ended September 30, 2023. There were 349,931 and 0 shares of Series A Preferred Stock outstanding as of September 30, 2024 and September 30, 2023, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $0.2 million during the year ended September 30, 2024.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of September 30, 2024 was 237.3%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Sock for each month from January through September during the year ended September 30, 2024.
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Reverse Stock Split

On April 4, 2024, we completed a 1-for-2 Reverse Stock Split of the Company’s issued and outstanding common stock, by the filing of Articles of Amendment with the State Department of Assessments and Taxation of Maryland pursuant to the Maryland General Corporation Law. The Reverse Stock Split became effective at 4:05 p.m. Eastern Time on April 4, 2024. The Reverse Stock Split was effective for purposes of trading as of the opening of business on the Nasdaq Global Select Market on April 5, 2024.

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

Common Stock At-the-Market Offerings

In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, (the “2024 Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the year ended September 30, 2024, we sold 476,138 shares of our common stock under the 2024 Sales Agreement, at a weighted-average price of $23.10 per share and raised $11.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $10.8 million. As of September 30, 2024, we had a remaining capacity to sell up to an additional $139.0 million of our common stock under the 2024 ATM Program.
In May 2021, we entered into an equity distribution agreement with Jefferies LLC, as amended in August 2022 (the “Sales Agreement”), under which we had the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $100.0 million in an “at the market offering” (the “ATM Program”). In July 2023, we amended and restated the Sales Agreement to add Huntington Securities, Inc. as a sales agent under the ATM Program in addition to Jefferies LLC. During the year ended September 30, 2023, we sold 8,774,101 shares of our common stock under the Sales Agreement, at a weighted-average price of $9.96 per share and raised $87.4 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $85.9 million. This ATM program terminated in connection with our entry into the 2024 ATM Program.

Shelf Registration Statement

Our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2024, we had the ability to issue up to $689.0 million in securities under the 2024 Registration Statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2024, 2023, and 2022:

	Year Ended September 30,
	2024	2023	2022
Numerator for basic and diluted net increase (decrease) in net assets resulting from operations per common share	$94,506	$42,668	$19,914
Denominator for basic and diluted weighted average common shares(A)	21,781,074	18,657,961	17,175,832
Basic and diluted net increase (decrease) in net assets resulting from operations per common share(A)	$4.34	$2.29	$1.16
(A)    Per share data and shares outstanding have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
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
We paid the following monthly distributions to common stockholders for the years ended September 30, 2024 and 2023:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share(A)
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.165
	October 10, 2023	November 20, 2023	November 30, 2023	0.165
	October 10, 2023	December 18, 2023	December 29, 2023	0.165
	January 9, 2024	January 23, 2024	January 31, 2024	0.165
	January 9, 2024	February 21, 2024	February 29, 2024	0.165
	January 9, 2024	March 21, 2024	March 29, 2024	0.165
	April 9, 2024	April 19, 2024	April 30, 2024	0.165
	April 9, 2024	May 17, 2024	May 31, 2024	0.165
	April 9, 2024	June 19, 2024	June 28, 2024	0.165
	July 9, 2024	July 22, 2024	July 31, 2024	0.165
	July 9, 2024	August 21, 2024	August 30, 2024	0.165
	July 9, 2024	September 20, 2024	September 30, 2024	0.165
	Year Ended September 30, 2024:			$1.98
2023	October 11, 2022	October 21, 2022	October 31, 2022	$0.14
	October 11, 2022	November 18, 2022	November 30, 2022	0.14
	October 11, 2022	December 20, 2022	December 30, 2022	0.14
	January 10, 2023	January 20, 2023	January 31, 2023	0.15
	January 10, 2023	February 17, 2023	February 28, 2023	0.15
	January 10, 2023	March 17, 2023	March 31, 2023	0.15
	April 11, 2023	April 21, 2023	April 28, 2023	0.16
	April 11, 2023	May 23, 2023	May 31, 2023	0.16
	April 11, 2023	June 21, 2023	June 30, 2023	0.16
	July 11, 2023	July 21, 2023	July 31, 2023	0.165
	July 11, 2023	August 23, 2023	August 31, 2023	0.165
	July 11, 2023	September 7, 2023	September 15, 2023(B)	0.04
	July 11, 2023	September 21, 2023	September 29, 2023	0.165
	Year Ended September 30, 2023:			$1.89
(A)    Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
(B)    Represents a supplemental distribution to common stockholders.

Aggregate distributions declared and paid to our common stockholders were approximately $43.1 million and $35.4 million for the years ended September 30, 2024 and 2023, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal years ended September 30, 2024 and September 30, 2023, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.6 million and $5.0 million, respectively of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. For the fiscal year ended

September 30, 2022 distributions declared and paid exceeded taxable income available for common distributions resulting in a partial return of capital of approximately $1.4 million.
The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2024	2023
Common stock	$44	$44
Capital in excess of par value	492,305	481,480
Cumulative net unrealized appreciation (depreciation) of investments	25,249	(17,454)
Undistributed ordinary income	6,590	4,978
Capital loss carryforward	(47,435)	(54,425)
Other temporary differences	(5,858)	(5,928)
Net Assets	$470,895	$408,695
We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.” As of September 30, 2024, we had $47.4 million of capital loss carryforwards that do not expire.
For the years ended September 30, 2024 and 2023, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2024	2023
Undistributed net investment income	$(1,299)	$(373)
Accumulated net realized losses	1,310	373
Capital in excess of par value	(11)	—
NOTE 10. FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2024, 2023, and 2022.
In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2%, of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. No excise tax provisions have been recorded for the years ended September 30, 2024, 2023, and 2022.
Under the RIC Modernization Act, we are permitted to carry forward capital losses that we may incur in taxable years beginning after September 30, 2011 for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2024 and 2023, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $0.1 million and $0.6 million as of September 30, 2024 and September 30, 2023, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2024 and 2023 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2024 and 2023, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2024	2023
Unused line of credit commitments(A)	$42,601	$32,349
Delayed draw term loans(A)	14,150	12,039
Uncalled capital commitment	843	843
Total	$57,594	$45,231
(A)There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2024	2023	2022	2021	2020	2019	2018	2017	2016	2015
Per Common Share Data:
Net asset value at beginning of year(A)	$18.79	$18.16	$18.56	$14.80	$16.44	$16.64	$16.80	$17.24	$18.12	$19.02
Income from operations(B)
Net investment income	2.11	2.20	1.88	1.58	1.62	1.68	1.70	1.68	1.68	1.68
Net realized and unrealized gain (loss) on investments	2.05	0.07	(0.70)	3.58	(1.68)	(0.30)	(0.32)	(0.24)	(0.70)	(1.00)
Net realized and unrealized gain (loss) on other	0.18	0.02	(0.02)	(0.08)	(0.06)	(0.02)	—	(0.10)	—	0.12
Total from operations	4.34	2.29	1.16	5.08	(0.12)	1.36	1.38	1.34	0.98	0.80
Distributions to common stockholders from(B)(C)
Net Investment Income	(1.98)	(1.89)	(1.52)	(1.50)	(1.60)	(1.64)	(1.68)	(1.68)	(1.40)	(1.68)
Realized gains	—	—	—	—	—	—	—	—	(0.28)	—
Return of capital	—	—	(0.08)	(0.06)	(0.02)	(0.04)	—	—	—	—
Total distributions	(1.98)	(1.89)	(1.60)	(1.56)	(1.62)	(1.68)	(1.68)	(1.68)	(1.68)	(1.68)
Capital share transactions(B)
Issuance of common stock	—	—	—	—	—	—	—	—	—	0.12
Discounts, commissions, and offering costs	—	—	—	(0.02)	—	(0.02)	(0.02)	(0.08)	(0.10)	(0.02)
Repurchase of common stock	—	—	—	—	—	—	—	—	0.04	—
Net anti-dilutive (dilutive) effect of equity offering(D)	0.05	0.26	0.04	0.30	0.10	0.14	0.16	(0.04)	(0.10)	(0.12)
Total capital share transactions	0.05	0.26	0.04	0.28	0.10	0.12	0.14	(0.12)	(0.16)	(0.02)
Other, net(B)(E)	(0.02)	(0.03)	—	(0.04)	—	—	—	0.02	(0.02)	—
Net asset value at end of period / year(A)	$21.18	$18.79	$18.16	$18.56	$14.80	$16.44	$16.64	$16.80	$17.24	$18.12
Per common share market value at beginning of year	$19.28	$16.98	$22.60	$14.82	$19.50	$19.00	$19.00	$16.26	$16.26	$17.54
Per common share market value at end of year	24.05	19.28	16.98	22.60	14.82	19.50	19.00	19.00	16.26	16.26
Total return(F)	36.61%	24.85%	(19.16)%	64.93%	(15.75)%	12.55%	9.53%	27.90%	11.68%	2.40%
Common stock outstanding at end of year(A)	22,230,587	21,754,449	17,367,398	17,152,186	15,783,425	15,172,962	14,250,990	13,080,342	11,672,211	10,565,811
Statement of Assets and Liabilities Data:
Net assets at end of year	$470,895	$408,695	$315,487	$318,439	$233,743	$249,330	$237,092	$219,650	$201,207	$191,444
Average net assets(G)	431,796	349,518	320,838	275,509	235,266	239,851	234,092	215,421	193,228	198,864
Senior Securities Data:
Borrowings under line of credit, at cost	$70,600	$47,800	$141,800	$50,500	$128,000	$66,900	$110,000	$93,000	$71,300	$127,300
Mandatorily redeemable preferred stock	8,748	—	—	—	—	51,750	51,750	51,750	61,000	61,000
Notes Payable	257,000	257,000	200,000	188,813	96,313	57,500	—	—	—	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(H)(I)	11.71%	12.99%	9.62%	10.04%	9.69%	10.61%	9.61%	8.26%	10.16%	10.24%
Ratio of net investment income to average net assets(J)	10.67	11.74	10.06	9.48	10.70	10.25	9.86	9.95	10.08	8.90

(A)Based on actual shares outstanding at the beginning or end of the corresponding year, as appropriate. Per share data and shares outstanding have been adjusted on a retroactive basis to reflect the 1-for-2 Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
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
(I)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.53%, 16.31%, 13.13%, 13.17%, 14.36%, 14.18%, 13.12%, 12.14%, 13.40%, and 13.65% for the fiscal years ended September 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015, respectively.
(J)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 7.90%, 8.49%, 6.61%, 6.40%, 6.11%, 6.74%, 6.41%, 6.13%, 6.90%, and 5.55% for the fiscal years ended September 30, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016, and 2015, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule l-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2024, 2023, and 2022.
NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity

In October 2024, our debt investment in Perimeter Solutions Group paid off at par for net cash proceeds of $15.5 million, including a $0.5 million prepayment penalty.

In October 2024, our investment in Antenna Research Associates, Inc. was sold which resulted in a realized gain of approximately $59.3 million and the repayment of our debt investment of $31.3 million at par.

In November 2024, we invested an additional $28.9 million in Giving Home, an existing portfolio company, through secured first lien debt.

Distributions
On October 8, 2024, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
October 22, 2024	October 31, 2024	$0.1650
November 20, 2024	November 29, 2024	0.1650
December 20, 2024	December 31, 2024	0.1650
	Total for the Quarter	$0.4950

Record Date	Payment Date	Distribution per Series A Preferred Stock
October 24, 2024	November 4, 2024	$0.130208
November 27, 2024	December 4, 2024	0.130208
December 23, 2024	January 3, 2025	0.130208
	Total for the Quarter	$0.390624

In November 2024, our Board of Directors declared the following supplemental distribution to common stockholders:

Record Date	Payment Date	Distribution per Common Share
December 4, 2024	December 18, 2024	$0.4000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a) Disclosure Controls and Procedures
As of September 30, 2024 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to the Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Not Applicable.
d) Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement.” In addition, during the three months ended September 30, 2024, we did not adopt or terminate any Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2025 Proxy Statement.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.GladstoneCapital.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2025 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K
1.The following financial statements are filed herewith:
2.The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2024 and 2023	129
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

3.4	Articles Supplementary, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed September 21, 2017.

3.5	Articles Supplementary for 6.25% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 1, 2023.

3.6	Articles of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed April 5, 2024.

3.7	Articles of Amendment to the Articles of Incorporation, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 814-00237), filed April 5, 2024.

3.8	Bylaws, incorporated by reference to Exhibit 99.b to Pre-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-63700), filed July 27, 2001.

3.9	Amendment to Bylaws, incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q (File No. 814-00237), filed February 17, 2004.

3.10	Second Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed July 10, 2007.

3.11	Third Amendment to Bylaws, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 10, 2011.

3.12	Fourth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed November 29, 2016.

3.13	Fifth Amendment to Bylaws, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 814-00237), filed October 10, 2023.

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

10.13
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

10.14
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

10.15
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

10.16
Amendment No. 8 to Sixth Amended and Restated Credit Agreement dated as of August 12, 2024 by and among Gladstone Business Loan, LLC as Borrower, Gladstone Management Corporation as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed August 12, 2024.

14*	Code of Ethics

19	Insider Trading Policy For Gladstone Capital Corporation, incorporated by reference to Exhibit 14 filed herewith.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

99.1*	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at September 30, 2024

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2024 and 2023, (ii) the Consolidated Statements of Operations for the years ended September 30, 2024, 2023 and 2022, (iii) the Consolidated Statements of Changes in Net Assets for the years ended September 30, 2024, 2023 and 2022, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023 and 2022, (v) the Consolidated Schedules of Investments as of September 30, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 13, 2024	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2024	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 13, 2024	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 13, 2024	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 13, 2024	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 13, 2024	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 13, 2024	By:	/s/ PAUL ADELGREN
Paul Adelgren
Director

Date: November 13, 2024	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 13, 2024	By:	/s/ PAULA NOVARA
Paula Novara
Director

Date: November 13, 2024	By:	/s/ KATHARINE CORNELL GORKA
Katharine Cornell Gorka
Director

SCHEDULE 12-14
GLADSTONE CAPITAL CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2023	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2024
AFFILIATE INVESTMENTS—1.6%
Secured First Lien Debt—0.1%
Diversified/Conglomerate Manufacturing—0.1%
Edge Adhesives Holdings, Inc.—Term Debt (S + 5.5%. 10.3% Cash, Due 8/2026)	$6,140	—	—	$2,895	—	—	$(2,515)	$380
Preferred Equity —0.9%
Diversified/Conglomerate Manufacturing —0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	5,466	—	—	—	—	—	—	—
Diversified/Conglomerate Service—0.7%
Encore Dredging Holdings, LLC—Preferred Stock	3,840,000	—	—	4,265	—	—	(1,097)	3,168
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Preferred Stock	500,000	—	—	857	—	—	74	931
Total Preferred Equity		$—	$—	$5,122	$—	$—	$(1,023)	$4,099
Common Equity—0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.6%
Canopy Safety Brands, LLC—Common Stock	1,170,370	—	—	$2,404	—	—	$555	$2,959
TOTAL AFFILIATE INVESTMENTS		$—	$—	$10,421	$—	$—	$(2,983)	$7,438
CONTROL INVESTMENTS—8.0%
Secured First Lien Debt—3.0%
Diversified/Conglomerate Manufacturing—0.9%
Lonestar EMS, LLC—Term Debt (12.0% Cash, Due 6/2027)(F)	4,200	—	$394	$3,927	$203	—	$70	$4,200
Lonestar EMS, LLC — Delayed Draw Term Loan(G)	—	—	8	—	100	$(100)	—	—
		$—	$402	$3,927	$303	$(100)	$70	$4,200

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2023	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2024
Personal and Non-Durable Consumer Products (Manufacturing Only) — 2.1%
WB Xcel Holdings, LLC—Line of Credit, $0 available (S + 10.5%, 15.3% Cash, Due 11/2026)	4,750	—	$59	$1,468	$3,282	—	$(1,579)	$3,171
WB Xcel Holdings, LLC—Term Loan (S + 10.5%, 15.3% Cash, Due 11/2026)	9,775	—	402	9,825	—	$(50)	(3,250)	6,525
		$—	$461	$11,293	$3,282	$(50)	$(4,829)	$9,696
Printing and Publishing — 0.0%
TNCP Intermediate HoldCo, LLC—-Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(F)	—	—	$68	$900	—	$(900)	—	—
Total Secured First Lien Debt		$—	$931	$16,120	$3,585	$(1,050)	$(4,759)	$13,896
Secured Second Lien Debt—1.8%
Automobile—1.8%
Defiance Integrated Technologies, Inc.—Term Debt (S + 9.6%, 14.4% Cash, Due 1/2027)	8,547	—	$1,143	$7,425	$1,362	$(240)	—	$8,547
Preferred Equity—0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) —0.0%
WB Xcel Holdings, LLC - Preferred Stock	333	—	—	—	—	—	—	—
Common Equity—3.2%
Automobile– 0.6%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	—	—	3,948	1	—	$(1,000)	2,949
Diversified/Conglomerate Manufacturing—1.7%
Lonestar EMS, LLC - Common Units	100%	—	—	—	—	—	8,214	8,214
Machinery—0.0%
PIC 360, LLC—Common Equity Units(G)	—	$259	—	284	—	(1)	(283)	—
Personal and Non-Durable Consumer Products (Manufacturing Only) —0.0%
WB Xcel Holdings, LLC - Common Warrant	1	—	—	—	1	—	(1)	—
Printing and Publishing—0.9%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	3,073	—	—	1,239	4,312
Total Common Equity		$259	$—	$7,305	$2	$(1)	$8,169	$15,475
TOTAL CONTROL INVESTMENTS		$259	$2,074	$30,850	$4,949	$(1,291)	$3,410	$37,918
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
(G)Investment was exited/paid off during the year ended September 30, 2024.
(H)Reserved.
(I)Interest rate percentages represent cash interest rates in effect at September 30, 2024, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.85% as of September 30, 2024. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
(J)Reserved.
(K)Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2024. Warrants are represented as a percentage of ownership, as applicable.
(L)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2024.
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