Form 10-Q
period 2024-12-31
GLADSTONE CAPITAL CORP
filed 2025-02-11
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 10, 2025 was 22,329,852.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2024	September 30, 2024
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $756,684 and $716,481, respectively)	$749,962	$750,904
Affiliate investments (Cost of $21,746 and $16,746, respectively)	12,405	7,438
Control investments (Cost of $37,710 and $37,784, respectively)	37,130	37,918
Cash and cash equivalents	1,736	2,172
Restricted cash and cash equivalents	140	132
Interest receivable, net	5,489	5,923
Due from administrative agent	3,262	2,802
Deferred financing costs, net	801	1,053
Other assets, net	4,700	4,126
TOTAL ASSETS	$815,625	$812,468
LIABILITIES
Line of credit at fair value (Cost of $61,500 and $70,600, respectively)	$61,500	$70,600
Notes payable, net of unamortized deferred financing costs of $2,739 and $2,990, respectively	254,261	254,010
Accounts payable and accrued expenses	1,701	1,230
Interest payable	4,278	2,916
Fees due to Adviser(A)	2,236	3,889
Fee due to Administrator(A)	679	569
Other liabilities	558	513
TOTAL LIABILITIES	$325,213	$333,727
Commitments and contingencies(B)
Preferred stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 450,325 and 349,931 shares issued and outstanding, respectively	$10,096	$7,846
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 22,329,852 and 22,230,587 shares issued and outstanding, respectively	$44	$44
Capital in excess of par value	494,628	492,305
Cumulative net unrealized appreciation (depreciation) of investments	(16,643)	25,249
Under distributed net investment income	5,716	6,144
Accumulated net realized losses	(3,429)	(52,847)
Total distributable loss	(14,356)	(21,454)
TOTAL NET ASSETS	$480,316	$470,895
NET ASSET VALUE PER COMMON SHARE	$21.51	$21.18
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$19,990	$20,810
Affiliate investments	—	—
Control investments	446	751
Cash and cash equivalents	121	27
Total interest income (excluding PIK interest income)	20,557	21,588
PIK interest income
Non-Control/Non-Affiliate investments	763	1,327
Affiliate investments	—	—
Control investments	—	81
Total PIK interest income	763	1,408
Total interest income	21,320	22,996
Dividend income
Non-Control/Non-Affiliate investments	—	185
Prepayment fee income
Non-Control/Non-Affiliate investments	537	—
Other income	103	40
Total investment income	21,960	23,221
EXPENSES
Base management fee(A)	3,552	3,245
Loan servicing fee(A)	2,178	2,128
Incentive fee(A)	2,704	2,984
Administration fee(A)	474	454
Interest expense	4,743	5,032
Amortization of deferred financing costs	518	429
Professional fees	396	230
Other general and administrative expenses	694	495
Expenses, before credits from Adviser	15,259	14,997
Credit to base management fee - loan servicing fee(A)	(2,178)	(2,128)
Credits to fees from Adviser - other(A)	(2,345)	(1,582)
Total expenses, net of credits	10,736	11,287
NET INVESTMENT INCOME	11,224	11,934
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	57,724	—
Affiliate investments	—	—
Control investments	—	259
Other	90	3
Total net realized gain (loss)	57,814	262
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(41,145)	7,051
Affiliate investments	(33)	295
Control investments	(714)	459
Total net unrealized appreciation (depreciation)	(41,892)	7,805
Net realized and unrealized gain (loss)	15,922	8,067
PREFERRED STOCK DIVIDENDS	171	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$26,975	$20,001
BASIC AND DILUTED PER COMMON SHARE:
Net investment income(B)	$0.50	$0.55
Net increase (decrease) in net assets resulting from operations(B)	$1.21	$0.91
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted(B)	22,311,501	21,754,449
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2024	2023
NET ASSETS, SEPTEMBER 30	$470,895	$408,695
OPERATIONS
Net investment income	11,224	11,934
Net realized gain (loss) on investments	57,724	259
Net realized gain (loss) on other	90	3
Net unrealized appreciation (depreciation) of investments	(41,892)	7,805
Preferred stock dividends	(171)	—
Net increase (decrease) in net assets resulting from operations	26,975	20,001
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.50 per share and $0.49 per share, respectively)(A)(B)	(11,053)	(10,768)
Distributions to common stockholders from realized gains ($0.40 per share and $0.00 per share, respectively)(A)	(8,932)	—
Net decrease in net assets from distributions	(19,985)	(10,768)
CAPITAL TRANSACTIONS
Issuance of common stock	2,471	—
Discounts, commissions and offering costs for issuance of common stock	(40)	—
Net increase (decrease) in net assets resulting from capital transactions	2,431	—
NET INCREASE (DECREASE) IN NET ASSETS	9,421	9,233
NET ASSETS, DECEMBER 31	$480,316	$417,928
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$26,975	$20,001
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(151,616)	(57,998)
Principal repayments on investments	92,262	21,806
Net proceeds from sale of investments	73,171	263
Increase in investments due to PIK interest or other	(966)	(1,211)
Net change in premiums, discounts and amortization	(166)	37
Net realized loss (gain) on investments	(57,724)	(259)
Net realized loss (gain) on other	(90)	(3)
Net unrealized depreciation (appreciation) of investments	41,892	(7,805)
Amortization of deferred financing costs	518	429
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	434	(58)
Decrease (increase) in funds due from administrative agent	(460)	(1,248)
Decrease (increase) in other assets, net	(576)	(506)
Increase (decrease) in accounts payable and accrued expenses	471	59
Increase (decrease) in interest payable	1,362	1,367
Increase (decrease) in fees due to Adviser(A)	(1,653)	(877)
Increase (decrease) in fee due to Administrator(A)	110	93
Increase (decrease) in other liabilities	45	(261)
Net cash provided by (used in) operating activities	23,989	(26,171)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	87,500	70,200
Repayments on line of credit	(96,600)	(33,000)
Financing costs	(16)	(69)
Proceeds from issuance of common stock	2,471	—
Proceeds from issuance of preferred stock	2,250	—
Discounts, commissions and offering costs for issuance of common stock	(37)	—
Distributions paid to common stockholders	(19,985)	(10,768)
Net cash provided by (used in) financing activities	(24,417)	26,363
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	(428)	192
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,304	1,401
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$1,876	$1,593
CASH PAID FOR INTEREST	$3,381	$3,665
NON-CASH ACTIVITIES	$—	$—
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 156.1%
Secured First Lien Debt – 119.7%
Aerospace and Defense – 12.7%
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 12.3% Cash, Due 2/2026)(C)	$16,269	$16,269	$16,269
SpaceCo Holdings, LLC – Line of Credit, $0 available (S + 6.4%, 10.7% Cash, Due 3/2026)(C)(H)	2,500	2,500	2,500
SpaceCo Holdings, LLC – Term Debt (S + 6.4%, 10.7% Cash, Due 3/2026)(C)(H)	42,461	42,153	42,461
		60,922	61,230
Beverage, Food, and Tobacco – 14.8%
Café Zupas – Line of Credit, $700 available (S + 7.5%, 11.8% Cash, Due 12/2027)(C)	1,050	1,050	1,050
Café Zupas – Delayed Draw Term Loan, $700 available (S + 7.5%, 11.8% Cash, Due 12/2027)(C)	9,800	9,800	9,800
Café Zupas – Term Debt (S + 7.5%, 11.8% Cash, Due 12/2027)(C)	26,250	26,085	26,250
Eegee’s LLC – Line of Credit, $0 available (S + 7.8%, 12.1% Cash, Due 6/2026)(E)(P)(U)	3,300	3,300	2,460
Eegee’s LLC – Line of Credit, $750 available (14.5% PIK, Due 4/2025)(E)(P)(U)	—	—	—
Eegee’s LLC – Delayed Draw Term Loan, $0 available (S + 7.8%, 12.1% Cash, Due 6/2026)(E)(P)(U)	3,171	3,171	2,363
Eegee’s LLC – Term Debt (S + 7.8%, 12.1% Cash, Due 6/2026)(E)(P)(U)	17,968	17,968	13,392
Sokol & Company Holdings, LLC – Term Debt (S + 6.8%, 11.1% Cash, Due 8/2027)(C)(T)	5,500	5,500	5,500
Wings ‘N More Restaurants LLC – Line of Credit, $1,500 available (S + 7.3%, 11.6% Cash, Due 11/2029)(C)	—	—	—
Wings ‘N More Restaurants LLC – Term Debt (S + 7.3%, 11.6% Cash, Due 11/2029)(C)	10,500	10,500	10,500
Wings ‘N More Restaurants LLC – Delayed Draw Term Loan, $5,000 available (S + 7.3%, 11.6% Cash, Due 11/2029)(C)	—	—	—
		77,374	71,315
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.3% Cash, Due 9/2025)(C)	1,355	1,355	1,371
GFRC 360, LLC – Term Debt (S + 8.0%, 12.3% Cash, Due 9/2025)(C)	1,000	1,000	1,012
		2,355	2,383
Diversified/Conglomerate Manufacturing – 23.2%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 12.6% Cash, Due 10/2026)(E)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 2.6% PIK, Due 10/2026)(E)	22,407	22,407	18,400
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.3% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.3% PIK, Due 1/2028)(C)	27,586	27,586	26,891
OCI, LLC – Term Debt (S + 7.5%, 11.8% Cash, Due 5/2028)(C)	16,500	16,500	16,665
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.8% Cash, Due 4/2027)(C)	12,119	12,100	12,239
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 10.8% Cash, Due 9/2027)(C)	978	978	978
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.8% Cash, Due 9/2027)(C)	1,094	1,094	1,105
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.8% Cash, Due 9/2027)(C)	14,700	14,409	14,847
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 11.4% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 11.4% Cash, Due 5/2027)(C)	20,093	20,093	20,093
		115,167	111,218
Diversified/Conglomerate Service – 26.3%
Axios Industrial Group, LLC – Term Debt (S + 9.6%, 13.9% Cash, Due 10/2027)(C)	16,500	16,364	16,651
Fix-It Group, LLC – Line of Credit, $2,250 available (S + 7.1%, 11.4% Cash, Due 12/2026)(C)(T)	750	750	750
Fix-It Group, LLC – Term Debt (S + 7.1%, 11.4% Cash, Due 12/2026)(C)(T)	13,248	13,248	13,248
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 7.1%, 11.4% Cash, Due 12/2026)(C)(T)	6,738	6,738	6,738
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 12.8% Cash, Due 2/2028)(C)	28,500	28,476	29,070
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 11.9% Cash, 3.5% PIK, Due 3/2026)(C)(G)	20,325	20,304	20,325
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,260
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.9%, 11.2% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.9%, 11.2% Cash, Due 4/2029)(C)	6,500	6,500	6,695
Total Access Elevator, LLC – Delayed Draw Term Loan, $2,500 available (S + 6.9%, 11.2% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $800 available (S + 6.5%, 10.8% Cash, Due 12/2026)(C)	1,200	1,200	1,200
WorkforceQA, LLC – Term Debt (S + 6.5%, 10.8% Cash, Due 12/2026)(C)	16,156	16,138	16,156
WorkforceQA, LLC – Term Debt (S + 7.5%, 11.8% Cash, Due 12/2026)(C)	2,256	2,254	2,256
		124,972	126,349
Healthcare, Education, and Childcare – 38.0%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.8%, 11.1% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.8%, 11.1% Cash, Due 12/2028)(C)	31,680	31,680	31,997
Freedom Dental Management, Inc. – Term Debt (S + 7.3%, 11.6% Cash, Due 6/2030)(C)	15,000	15,000	15,000
HH-Inspire Acquisition, Inc. – Line of Credit, $830 available (S + 8.0%, 12.3% Cash, 2.0% PIK, Due 4/2028)(C)	1,007	1,007	992
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.3% Cash, 2.0% PIK, Due 4/2028)(C)	19,731	19,731	19,452
Giving Home Health Care, LLC – Term Debt (S + 6.0%, 10.3% Cash, Due 4/2029)(C)(H)	28,875	28,875	28,875
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 12.3% Cash, Due 4/2028)(C)	2,000	2,000	2,027
Technical Resource Management, LLC – Term Debt (S + 8.0%, 12.3% Cash, 2.5% PIK, Due 4/2028)(C)	23,381	23,309	23,695
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 11.6% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 11.6% Cash, Due 6/2026)(C)	17,500	17,500	17,500
Vet's Choice Radiology LLC – Term Debt (S + 7.0%, 11.3% Cash, Due 12/2027)(C)(S)	42,750	42,750	42,750
		181,852	182,288
Machinery – 3.6%
Arc Drilling Holdings LLC – Line of Credit, $4,250 available (S + 7.0%, 11.3% Cash, Due 9/2029)(C)	750	750	765
Arc Drilling Holdings LLC – Term Debt (S + 7.0%, 11.3% Cash, Due 9/2029)(C)	16,000	16,000	16,320
		16,750	17,085
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	80
Telecommunications – 0.6%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	1,320	1,320	503
B+T Group Acquisition, Inc.(S) – Line of Credit, $127 available (S + 2.0%, 7.0% Cash, Due 6/2025)(E)	323	323	123
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	6,000	6,000	2,287
		7,643	2,913
Total Secured First Lien Debt		$587,360	$574,861
Secured Second Lien Debt – 24.7%
Automobile – 3.6%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$13,516	$13,502	$13,516
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,100	4,100	4,100
		17,602	17,616
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 12.2% Cash, Due 10/2026)(D)	3,683	3,683	3,370
Cargo Transportation – 4.2%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 12.0% Cash, Due 11/2029)(C)	20,000	20,000	20,200
RPM Freight Systems, LLC – Delayed Draw Term Loan, $5,000 available (S + 7.7%, 12.0% Cash, Due 11/2029)(C)	—	—	—
		20,000	20,200
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 7.8%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,198	2,198	2,316
Springfield, Inc. – Term Debt (S + 11.1%, 15.4% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tube Bending Technology, LLC – Term Debt (12.5% Cash, Due 6/2026)(C)(F)	5,000	5,000	5,000
		37,198	37,316
Healthcare, Education, and Childcare – 4.8%
Pan-Am Dental, LLC – Term Debt (12.0% Cash, Due 6/2030)(C)(F)	23,000	23,000	23,000
Oil and Gas – 3.6%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.1% Cash, Due 8/2028)(C)	17,265	17,144	17,265
Total Secured Second Lien Debt		$118,627	$118,767
Unsecured Debt – 0.1%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$33
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(E)(F)	322	322	326
Total Unsecured Debt		$520	$359
Preferred Equity – 5.6%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$231
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	174
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	74
Diversified/Conglomerate Manufacturing – 0.4%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	2,142
Diversified/Conglomerate Service – 3.0%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)(G)	7,000,000	7,000	9,954
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	4,369
		10,500	14,323
Healthcare, Education, and Childcare – 1.6%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,681,949	2,604	1,763
Pan-Am Dental, LLC – Preferred Stock(E)(G)	5,909,091	5,909	5,909
		8,513	7,672
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,542
		6,838	2,542
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$31,723	$27,158
Common Equity – 6.0%
Aerospace and Defense – 0.2%
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	$1,000	$1,129
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	330
Beverage, Food, and Tobacco – 2.2%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	147
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	8,457
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,840
		1,750	10,444
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.4%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	2,117
		5,000	2,117
Diversified/Conglomerate Service – 0.4%
Total Access Elevator, LLC – Common Stock(E)(G)	750,000	750	1,438
WorkforceQA, LLC – Common Stock(E)(G)	532	532	375
		1,282	1,813
Healthcare, Education, and Childcare – 1.4%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	—	4,925
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,583
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	37
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	—
Technical Resource Management, LLC – Common Warrants(E)(G)	958,041	—	—
		2,767	6,545
Machinery – 1.3%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	6,319
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	120
		499	120
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,454	$28,817
Total Non-Control/Non-Affiliate Investments		$756,684	$749,962
AFFILIATE INVESTMENTS(N) – 2.6%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 9.8% Cash, Due 8/2026)(E)(P)	$6,140	$6,140	$336
Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 0.7%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	3,186
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	950
Total Preferred Equity		$9,806	$4,136
Common Equity – 1.6%
Finance – 1.0%
Gladstone Alternative Income Fund – Common Stock(G)(R)	500,000	$5,000	$5,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	2,933
Total Common Equity		$5,800	$7,933
Total Affiliate Investments		$21,746	$12,405
CONTROL INVESTMENTS(O) – 7.8%
Secured First Lien Debt – 2.4%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	$4,200	$4,136	$4,200
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.5%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 14.8% Cash, Due 11/2026)(E)	4,750	4,750	2,293
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 14.8% Cash, Due 11/2026)(E)	9,775	9,775	4,719
		14,525	7,012
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2024 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$18,661	$11,212
Secured Second Lien Debt – 1.8%
Automobile– 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 13.9% Cash, Due 1/2027)(E)	$8,467	$8,467	$8,467
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	$2,750	$—
Common Equity – 3.6%
Automobile– 0.2%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$1,008
Diversified/Conglomerate Manufacturing – 2.4%
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	11,663
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Warrant(E)(G)	1	1	—
Printing and Publishing – 1.0%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	4,780
Total Common Equity		$7,832	$17,451
Total Control Investments		$37,710	$37,130
TOTAL INVESTMENTS – 166.5%		$816,140	$799,497
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $729.0 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2024, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Gladstone Alternative Income Fund (“Gladstone Alternative”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.6% of total investments, at fair value, as of December 31, 2024.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.33% as of December 31, 2024. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near December 31, 2024, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The cash interest rate on this investment was indexed to 90-day SOFR, which was 4.31% as of December 31, 2024.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2024.
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
(S)One or more of our affiliated funds, Gladstone Investment Corporation or Gladstone Alternative, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)Investment was exited subsequent to December 31, 2024. Refer to Note 12 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.
(U)In December 2024, Eegee’s LLC filed for Chapter 11 bankruptcy.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 159.5%
Secured First Lien Debt – 114.8%
Aerospace and Defense – 19.7%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 14.8% Cash, 4.0% PIK, Due 11/2026)(E)(U)	$31,267	$31,267	$31,267
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 2/2026)(C)	16,563	16,563	16,563
SpaceCo Holdings, LLC – Line of Credit, $0 available (S + 6.4%, 11.0% Cash, Due 12/2025)(C)(H)	2,000	2,000	2,000
SpaceCo Holdings, LLC – Term Debt (S + 6.4%, 11.0% Cash, Due 12/2025)(C)(H)	42,757	42,376	42,757
		92,206	92,587
Beverage, Food, and Tobacco – 15.2%
Café Zupas – Line of Credit, $700 available (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	1,050	1,050	1,061
Café Zupas – Delayed Draw Term Loan, $3,150 available (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	7,350	7,350	7,424
Café Zupas – Term Debt (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	26,250	26,074	26,513
Eegee’s LLC – Line of Credit, $500 available (S + 7.8%, 12.6% Cash, Due 6/2026)(C)	1,500	1,500	1,135
Eegee’s LLC – Delayed Draw Term Loan, $0 available (S + 7.8%, 8.0% Cash, 4.6% PIK, Due 6/2026)(C)	3,145	3,145	2,380
Eegee’s LLC – Term Debt (S + 7.8%, 8.0% Cash, 4.6% PIK, Due 6/2026)(C)	17,824	17,824	13,486
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 13.9% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $3,500 available (S + 9.1%, 13.9% Cash, Due 9/2027)(C)	10,850	10,693	10,850
Sokol & Company Holdings, LLC – Term Debt (S + 6.8%, 11.6% Cash, Due 8/2027)(C)	8,500	8,500	8,500
		76,136	71,349
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.8% Cash, Due 9/2025)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 9/2025)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 24.2%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.1% Cash, Due 10/2026)(E)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 3.1% PIK, Due 10/2026)(E)	22,230	22,230	19,283
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	27,524	27,524	26,350
OCI, LLC – Term Debt (S + 7.5%, 12.3% Cash, Due 5/2028)(C)	18,500	18,500	18,685
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 14.3% Cash, Due 4/2027)(C)	12,149	12,128	12,265
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	978	978	978
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	1,097	1,097	1,108
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	14,738	14,494	14,885
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 11.9% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 11.9% Cash, Due 5/2027)(C)	20,202	20,202	20,202
		117,153	113,756
Diversified/Conglomerate Service – 30.9%
Axios Industrial Group, LLC – Term Debt (S + 9.6%, 14.4% Cash, Due 10/2027)(C)	11,325	11,301	11,357
Axios Industrial Group, LLC – Term Debt (S + 12.6%, 17.4% Cash, Due 10/2027)(C)	3,000	2,925	3,008
DKI Ventures, LLC – Line of Credit, $25 available (9.0% Cash, Due 12/2025)(E)(F)	350	350	159
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(E)(F)	5,915	5,915	2,684
ENET Holdings, LLC – Line of Credit, $2,500 available (S + 7.3%, 12.1% Cash, Due 4/2025)(C)	—	—	—
ENET Holdings, LLC – Term Debt (S + 7.3%, 12.1% Cash, Due 4/2028)(C)	22,289	22,289	21,973
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Fix-It Group, LLC – Line of Credit, $3,000 available (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	—	—	—
Fix-It Group, LLC – Term Debt (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	13,324	13,324	13,457
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	6,781	6,781	6,781
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2028)(C)	25,500	25,475	26,010
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.4% Cash, 3.5% PIK, Due 3/2026)(E)	20,290	20,264	20,290
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,390
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	6,500	6,500	6,695
Total Access Elevator, LLC – Delayed Draw Term Loan, $2,500 available (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $800 available (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	1,200	1,200	1,200
WorkforceQA, LLC – Term Debt (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	16,306	16,286	16,306
WorkforceQA, LLC – Term Debt (S + 7.5%, 12.3% Cash, Due 12/2026)(C)	2,406	2,403	2,406
		148,013	145,716
Healthcare, Education, and Childcare – 20.2%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.8%, 11.6% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.8%, 11.6% Cash, Due 12/2028)(C)	31,680	31,680	31,997
HH-Inspire Acquisition, Inc. – Line of Credit, $110 available (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	1,727	1,727	1,677
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	15,852	15,852	15,399
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	3,193	3,193	3,102
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 12.8% Cash, Due 4/2028)(C)	2,000	2,000	2,008
Technical Resource Management, LLC – Term Debt (S + 8.0%, 12.8% Cash, 2.5% PIK, Due 4/2028)(C)	23,234	23,158	23,327
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 12.1% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.1% Cash, Due 6/2026)(C)	17,500	17,500	17,500
		95,110	95,010
Machinery – 3.6%
Arc Drilling Holdings LLC – Line of Credit, $4,000 available (S + 7.0%, 11.8% Cash, Due 9/2029)(C)	1,000	1,000	1,000
Arc Drilling Holdings LLC – Term Debt (S + 7.0%, 11.8% Cash, Due 9/2029)(C)	16,000	16,000	16,000
		17,000	17,000
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	163
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	1,320	1,320	471
B+T Group Acquisition, Inc.(S) – Line of Credit, $127 available (S + 2.0%, 7.0% Cash, Due 6/2025)(E)(P)	323	323	115
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	6,000	6,000	2,139
		7,643	2,725
Total Secured First Lien Debt		$555,941	$540,661
Secured Second Lien Debt – 22.3%
Automobile – 3.4%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	12,331	12,314	12,331
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,079	4,079	4,079
		16,393	16,410
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 12.7% Cash, Due 10/2026)(D)	3,683	3,683	3,241
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Cargo Transportation – 4.3%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 12.5% Cash, Due 11/2029)(C)	20,000	20,000	20,200
RPM Freight Systems, LLC – Delayed Draw Term Loan, $5,000 available (S + 7.7% 12.5% Cash, Due 11/2029)(C)	—	—	—
		20,000	20,200
Diversified/Conglomerate Manufacturing – 6.9%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,159	2,159	2,303
Springfield, Inc. – Term Debt (S + 11.1%, 15.9% Cash, Due 12/2026)(C)	30,000	30,000	30,000
		32,159	32,303
Diversified/Conglomerate Service – 3.2%
Perimeter Solutions Group – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2029)(C)(U)	15,000	15,000	15,000

Oil and Gas – 3.8%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.6% Cash, Due 8/2028)(C)	18,015	17,909	18,015
Total Secured Second Lien Debt		$105,144	$105,169
Unsecured Debt – 0.1%
Diversified/Conglomerate Service – 0.1%
Frontier Financial Group Inc. – Convertible Debt (6.0% Cash, Due 6/2022)(E)(F)	198	198	32
Preferred Equity – 5.8%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	220
Beverage, Food, and Tobacco – 2.0%
Salt & Straw, LLC – Preferred Equity(E)(G)	7,000,000	7,000	9,450
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	167
		7,075	9,617
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
Diversified/Conglomerate Manufacturing – 0.1%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	552
Diversified/Conglomerate Service – 2.9%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)(G)	7,000,000	7,000	9,954
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	3,582
		10,500	13,536
Healthcare, Education, and Childcare – 0.2%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	1,047
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,275
		6,838	2,275
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$32,461	$27,247
Common Equity – 16.5%
Aerospace and Defense – 12.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)(U)	4,283	4,283	59,423
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	1,086
		5,283	60,509
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	160
Beverage, Food, and Tobacco – 0.9%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	47
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	2,727
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,346
		1,750	4,120

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Diversified/Conglomerate Manufacturing – 0.2%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	859
		5,000	859
Diversified/Conglomerate Service – 0.3%
Total Access Elevator, LLC – Common Equity(E)(G)	750,000	750	1,234
WorkforceQA, LLC – Common Stock(E)(G)	532	532	346
		1,282	1,580
Healthcare, Education, and Childcare – 1.2%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	—	3,995
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,583
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	38
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	34
		2,767	5,650
Machinery – 1.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	4,816
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	101
		499	101
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$22,737	$77,795
Total Non-Control/Non-Affiliate Investments		$716,481	$750,904
AFFILIATE INVESTMENTS(N) – 1.6%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc. (S) – Term Debt (S + 5.5%, 10.3% Cash, Due 8/2026)(E)(P)	6,140	6,140	380
Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	5,466	$—
Diversified/Conglomerate Service– 0.7%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	3,168
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	931
Total Preferred Equity		$9,806	$4,099
Common Equity – 0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	2,959
Total Affiliate Investments		$16,746	$7,438
CONTROL INVESTMENTS(O) – 8.0%
Secured First Lien Debt – 3.0%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,200	4,130	4,200

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.1%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 15.3% Cash, Due 11/2026)(E)(P)	4,750	4,750	3,171
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.3% Cash, Due 11/2026)(E)(P)	9,775	9,775	6,525
		14,525	9,696

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$18,655	$13,896
Secured Second Lien Debt – 1.8%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.4% Cash, Due 1/2027)(E)	8,547	8,547	8,547
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	—
Common Equity – 3.2%
Automobile – 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	581	2,949
Diversified/Conglomerate Manufacturing – 1.7%
Lonestar EMS, LLC – Common Units(E)(G)	100.0%	6,750	8,214
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Warrant(E)(G)	1	1	—
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	4,312
Total Common Equity		$7,832	$15,475
Total Control Investments		$37,784	$37,918
TOTAL INVESTMENTS(T) – 169.1%		$771,011	$796,260
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $714.4 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2024, our investment in Leeds is considered a non-qualifying asset under Section 55 of the 1940 Act. Such non-qualifying assets represent less than 0.1% of total investments, at fair value, as of September 30, 2024.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month SOFR, which was 4.85% as of September 30, 2024. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
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
DECEMBER 31, 2024
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three month periods ended December 31, 2024 and December 31, 2023.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2024 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2025 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 13, 2024.
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
A third-party valuation firm generally provides estimates of fair value on our debt investments. The Valuation Team generally assigns the third-party valuation firm’s estimates of fair value to our debt investments where we do not have the ability to effectuate a sale of the applicable portfolio company. The Valuation Team corroborates the third-party valuation firm’s estimates of fair value using one or more of the valuation techniques discussed below. The Valuation Team’s estimate of value on a specific debt investment may significantly differ from the third-party valuation firm’s. When this occurs, our Valuation Committee and Board of Directors review whether the Valuation Team has followed the Policy and the Valuation Committee reviews whether the Valuation Designee’s determined fair value is reasonable in light of the Policy and other relevant facts and circumstances.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., Eegee’s LLC, and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $52.7 million, or 7.1% of the cost basis of all debt investments in our portfolio, and a fair value of $28.5 million, or 4.0% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.
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

As of each of December 31, 2024 and September 30, 2024, we held two OID loans. We recorded OID income of $83 thousand and $52 thousand during the three months ended December 31, 2024 and December 31, 2023, respectively. The unamortized balance of OID investments as of December 31, 2024 and September 30, 2024 totaled $0.5 million and $0.6 million, respectively. As of each of December 31, 2024 and September 30, 2024, we had eight investments which had a PIK interest component. We recorded PIK interest income of $0.8 million and $1.4 million during the three months ended December 31, 2024 and December 31, 2023, respectively. We collected $4.5 million and $0 of PIK interest in cash during the three months ended December 31, 2024 and December 31, 2023, respectively.
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
As of December 31, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in Gladstone Alternative Income Fund (“Gladstone Alternative”) and Leeds Novamark Capital I, L.P. (“Leeds”), which were valued using NAV as a practical expedient. As of September 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2024 and 2023, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.
As of December 31, 2024 and September 30, 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of December 31, 2024:
Secured first lien debt	$586,409		$—	$—	$586,409
Secured second lien debt	127,234		—	—	127,234
Unsecured debt	359		—	—	359
Preferred equity	31,294		—	—	31,294
Common equity/equivalents	49,164	(A)	—	—	49,164
Total Investments as of December 31, 2024	$794,460		$—	$—	$794,460

			Fair Value Measurements
	Fair Value		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
As of September 30, 2024:
Secured first lien debt	$554,937		$—	$—	$554,937
Secured second lien debt	113,716		—	—	113,716
Unsecured debt	32		—	—	32
Preferred equity	31,346		—	—	31,346
Common equity/equivalents	96,191	(A)	—	—	96,191
Total Investments as of September 30, 2024	$796,222		$—	$—	$796,222
(A)Excludes our investments in Gladstone Alternative and Leeds with fair values of $5.0 million and $37 thousand, respectively, as of December 31, 2024. Excludes our investment in Leeds with a fair value of $38 thousand as of September 30, 2024. Gladstone Alternative and Leeds were valued using NAV as a practical expedient.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2024 and September 30, 2024, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2024		September 30, 2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$574,861		$540,661
Secured second lien debt	118,767		105,169
Unsecured debt	359		32
Preferred equity	27,158		27,247
Common equity/equivalents	28,780	(A)	77,757	(B)
Total Non-Control/Non-Affiliate Investments	$749,925		$750,866
Affiliate Investments
Secured first lien debt	$336		$380
Preferred equity	4,136		4,099
Common equity/equivalents	2,933		2,959
Total Affiliate Investments	$7,405		$7,438
Control Investments
Secured first lien debt	$11,212		$13,896
Secured second lien debt	8,467		8,547
Common equity/equivalents	17,451		15,475
Total Control Investments	$37,130		$37,918
Total Investments at Fair Value Using Level 3 Inputs	$794,460		$796,222

(A)Excludes our investments in Gladstone Alternative and Leeds with fair values of $5.0 million and $37 thousand, respectively, as of December 31, 2024, which were valued using NAV as a practical expedient.
(B)Excludes our investment in Leeds with a fair value of $38 thousand as of September 30, 2024, which was valued using NAV as a practical expedient.
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2024 and September 30, 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2024	September 30, 2024	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2024	September 30, 2024

Secured first lien debt	$514,928	$464,090	Yield Analysis	Discount Rate	10.5% - 14.9% / 11.8%	10.8% - 17.3% / 12.6%
	71,481	90,847	TEV	EBITDA multiple	4.3x – 5.7x / 5.2x	4.1x – 13.9x / 10.0x
				EBITDA	$3,228 - $16,491 / $7,049	$3,020 - $16,211 / $10,309
				Revenue multiple	0.2x – 0.7x / 0.6x	0.2x – 4.6x / 2.1x
				Revenue	$6,141 - $20,173 / $11,724	$6,336 - $21,118 / $13,981

Secured second lien debt	115,397	101,928	Yield Analysis	Discount Rate	11.7% - 15.4% / 13.4%	12.2% - 16.0% / 14.1%
	3,370	3,241	Market Quote	IBP	91.5% - 91.5% / 91.5%	88.0% - 88.0% / 88.0%
	8,467	8,547	TEV	EBITDA multiple	5.4x – 5.4x / 5.4x	5.4x – 5.4x / 5.4x
				EBITDA	$2,805 - $2,805 / $2,805	$3,343 - $3,343 / $3,343

Unsecured debt	326	—	Yield Analysis	Discount Rate	14.3% - 14.3% / 14.3%	—% - —% / —%
	33	32	TEV	Revenue multiple	1.0x – 1.0x / 1.0x	1.0x – 1.0x / 1.0x
				Revenue	$7,994 - $7,994 / $7,994	$7,834 - $7,834 / $7,834

Preferred and common equity / equivalents(A)	80,458	127,537	TEV	EBITDA multiple	4.4x – 13.5x / 7.5x	4.1x – 13.9x / 8.0x
				EBITDA	$1,220 -$144,351 / $9,747	$1,182 -$144,458 / $10,847
				Revenue multiple	0.2x – 4.3x / 1.9x	0.2x– 4.6x / 2.0x
				Revenue	$5,502 -$20,173 / $12,042	$4,672 -$21,118 / $12,587
Total Level 3 Investments, at Fair Value	$794,460	$796,222
(A)Fair value as of December 31, 2024 excludes our investments in Gladstone Alternative and Leeds with fair values of $5.0 million and $37 thousand, respectively, as of December 31, 2024, which were valued using NAV as a practical expedient. Fair value as of September 30, 2024 excludes our investment in Leeds with a fair value of $38 thousand, which was valued using NAV as a practical expedient.

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2024 and 2023 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222
Total gains (losses):
Net realized gain (loss)(A)	(4,074)	—	—	2,450	59,348	57,724
Net unrealized appreciation (depreciation)(B)	(3,534)	115	5	3,136	12,396	12,118
Reversal of prior period net depreciation (appreciation) on realization(B)	3,581	—	—	(2,450)	(55,140)	(54,009)
New investments, repayments and settlements: (C)
Issuances/originations	111,754	29,244	322	6,262	—	147,582
Settlements/repayments	(76,255)	(15,841)	—	—	—	(92,096)
Net proceeds from sales	—	—	—	(9,450)	(63,631)	(73,081)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2024	$586,409	$127,234	$359	$31,294	$49,164	$794,460

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three Months Ended December 31, 2023	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	259	259
Net unrealized appreciation (depreciation)(B)	6,996	(744)	(1)	(6,133)	7,955	8,073
Reversal of prior period net depreciation (appreciation) on realization(B)	—	—	—	—	(283)	(283)
New investments, repayments and settlements: (C)
Issuances/originations	50,024	185	—	9,000	—	59,209
Settlements/repayments	(21,119)	(724)	—	—	—	(21,843)
Net proceeds from sales	—	—	—	—	(260)	(260)
Transfers	—	—	—	—	—	—
Fair Value as of December 31, 2023	$546,602	$126,571	$23	$29,722	$46,799	$749,717
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

Investment Activity
Proprietary Investments
As of December 31, 2024 and September 30, 2024, we held 49 and 47 proprietary investments with an aggregate fair value of $796.0 million and $792.9 million, or 99.6% and 99.6% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the three months ended December 31, 2024:

•In October 2024, our $15.0 million debt investment in Perimeter Solutions Group paid off at par. We also received a $0.5 million prepayment penalty in conjunction with the payoff.
•In October 2024, our investment in Antenna Research Associates, Inc. was sold, which resulted in a net realized gain on our common equity of approximately $59.3 million and the repayment of our debt investment of $31.3 million at par.
•In November 2024, we invested an additional $28.9 million in Giving Home Healthcare, LLC, an existing portfolio company, through secured first lien debt.
•In November 2024, we invested $10.5 million in Wings ‘N More Restaurants, LLC (“Wings”) through secured first lien debt. We also extended Wings a $1.5 million secured first lien line of credit commitment and a $5.0 million secured first lien delayed draw term loan commitment, both of which were unfunded as of December 31, 2024.
•In November 2024, our $22.3 million debt investment in ENET Holdings, LLC paid off at par.
•In December 2024, we invested $42.8 million in Vet’s Choice Radiology, LLC through secured first lien debt.
•In December 2024, we invested $28.9 million in Pan-Am Dental, LLC through secured second lien debt and preferred equity.
•In December 2024, we invested $15.0 million in Freedom Dental Management, Inc. through secured first lien debt.
•In December 2024, we invested $5.0 million in Tube Bending Technology, LLC through secured second lien debt.
•In December 2024, we invested $5.0 million in Gladstone Alternative, one of our affiliated funds, through common equity.
•In December 2024, our investment in Salt and Straw, LLC, paid off which resulted in a realized gain of approximately $2.5 million on our preferred equity and the repayment of our debt investment of $10.9 million at par. We also received a $0.1 million prepayment penalty in conjunction with the payoff. We continue to hold warrants for common equity in Salt and Straw, LLC.
•In December 2024, we sold our debt investments in DKI Ventures, LLC, which resulted in a net realized loss on our debt of approximately $4.1 million.
Syndicated Investments
As of December 31, 2024 and September 30, 2024, we held two syndicated investments with an aggregate fair value of $3.5 million and $3.3 million, or 0.4% and 0.4% of the total investment portfolio at fair value, respectively.
Investment Concentrations
As of December 31, 2024, our investment portfolio consisted of investments in 51 portfolio companies located in 23 states in 14 different industries, with an aggregate fair value of $799.5 million. The five largest investments at fair value as of December 31, 2024 totaled $190.6 million, or 23.8% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2024 totaling $232.7 million, or 29.2% of our total investment portfolio. As of December 31, 2024 and September 30, 2024, our average investment by obligor was $16.0 million and $15.7 million at cost, respectively.

The following table outlines our investments by security type as of December 31, 2024 and September 30, 2024:

	December 31, 2024				September 30, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$612,161	75.0%	$586,409	73.4%	$580,736	75.3%	$554,937	69.7%
Secured second lien debt	127,094	15.6	127,234	15.9	113,691	14.8	113,716	14.3
Unsecured debt	520	0.0	359	0.0	198	0.0	32	0.0
Total debt investments	739,775	90.6	714,002	89.3	694,625	90.1	668,685	84.0
Preferred equity	44,279	5.4	31,294	3.9	45,017	5.8	31,346	3.9
Common equity/equivalents	32,086	4.0	54,201	6.8	31,369	4.1	96,229	12.1
Total equity investments	76,365	9.4	85,495	10.7	76,386	9.9	127,575	16.0
Total Investments	$816,140	100.0%	$799,497	100.0%	$771,011	100.0%	$796,260	100.0%
Our investments at fair value consisted of the following industry classifications as of December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, Education, and Childcare	$219,831	27.5%	$101,707	12.8%
Diversified/Conglomerate Manufacturing	168,992	21.1	160,264	20.1
Diversified/Conglomerate Service	145,704	18.2	179,032	22.5
Beverage, Food, and Tobacco	85,303	10.7	88,327	11.1
Aerospace and Defense	62,359	7.8	153,096	19.2
Automobile	27,652	3.5	28,286	3.6
Machinery	23,404	2.9	21,816	2.7
Cargo Transportation	20,200	2.5	20,200	2.5
Oil and Gas	20,007	2.5	20,554	2.6
Personal and Non-Durable Consumer Products	10,895	1.4	13,586	1.7
Other, < 2.0%	15,150	1.9	9,392	1.2
Total Investments	$799,497	100.0%	$796,260	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of December 31, 2024 and September 30, 2024:

	December 31, 2024		September 30, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
West	$269,153	33.7%	$249,082	31.3%
South	255,493	31.9	314,010	39.4
Midwest	237,470	29.7	192,897	24.2
Northeast	37,381	4.7	40,271	5.1
Total Investments	$799,497	100.0%	$796,260	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

		Amount
For the remaining nine months ending September 30:	2025(A)	$12,470
For the fiscal years ending September 30:	2026	161,593
	2027	187,614
	2028	218,630
	2029	92,945
	Thereafter	67,778
	Total contractual repayments	$741,030
	Adjustments to cost basis of debt investments	(1,255)
	Investments in equity securities	76,365
	Investments held as of December 31, 2024 at cost:	$816,140
(A)Includes debt investments with contractual principal amounts totaling $0.5 million for which the maturity date has passed as of December 31, 2024.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2024 and September 30, 2024, we had gross receivables from portfolio companies of $2.2 million and $1.7 million, respectively. The allowance for uncollectible receivables was $59 thousand and $75 thousand as of December 31, 2024 and September 30, 2024, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 9, 2024, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2025. Refer to Note 12 – Subsequent Events for additional information.

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
David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of December 31, 2024, is 100% indirectly owned and controlled by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity (debt) of the Adviser. Michael LiCalsi, our general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary), is also the executive vice president of administration of our Adviser.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2024	2023
Average total assets subject to base management fee(A)	$811,886	$741,714
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,552	$3,245
Portfolio company fee credit	(2,096)	(1,551)
Syndicated loan fee credit	(10)	(31)
Net Base Management Fee	$1,446	$1,663
Loan servicing fee(B)	2,178	2,128
Credit to base management fee - loan servicing fee(B)	(2,178)	(2,128)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,704	2,984
Incentive fee credit	(239)	—
Net Incentive Fee	$2,465	$2,984
Portfolio company fee credit	(2,096)	(1,551)
Syndicated loan fee credit	(10)	(31)
Incentive fee credit	(239)	—
Credits to Fees From Adviser - other(B)	$(2,345)	$(1,582)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended December 31, 2024 and 2023.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2024, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2024.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the three months ended December 31, 2024, which totaled $0.2 million. There were no such credits during the three months ended December 31, 2023.

Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and general counsel and secretary (who also serves as the Administrator’s president, general counsel and secretary) and their respective staffs. David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which, as of December 31, 2024, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi (our general counsel and secretary), serves as the Administrator’s president as well as the executive vice president of administration for the Adviser.
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
Transactions with Gladstone Securities, LLC
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.2 million and $55 thousand during the three months ended December 31, 2024 and 2023, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6—Cumulative Redeemable Preferred Stock Offering). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (the “Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the three months ended December 31, 2024, we paid Gladstone Securities selling commissions and dealer manager fees totaling $0.3 million related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. There were no such fees paid during the three months ended December 31, 2023.
Investment in Affiliated Fund

In December 2024, we invested in Gladstone Alternative, one of our affiliated funds, that is a registered, non-diversified, closed-end management investment company that operates as an interval fund. The fair value of the investment in Gladstone Alternative will be excluded from the average total assets subject to base management fee for the purposes of calculating the base management fee we pay to the Adviser.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2024	September 30, 2024
Base management fee due to (from) Adviser	$(732)	$809
Loan servicing fee due to Adviser	503	509
Incentive fee due to Adviser	2,465	2,571
Total fees due to Adviser	2,236	3,889
Fee due to Administrator	679	569
Total Related Party Fees Due	$2,915	$4,458
In addition to the above fees, other operating expenses due to the Adviser as of December 31, 2024 and September 30, 2024 totaled $93 thousand and $52 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $59 thousand and $75 thousand as of December 31, 2024 and September 30, 2024, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2024 and September 30, 2024.
NOTE 5. BORROWINGS
Revolving Line of Credit

On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”).
As of December 31, 2024, our Credit Facility had a total commitment amount of $293.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025, and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2024	September 30, 2024
Commitment amount	$293,659	$293,659
Line of credit outstanding, at cost	61,500	70,600
Availability(A)	207,346	200,381

	For the Three Months Ended December 31,
	2024	2023
Weighted average borrowings outstanding, at cost	$26,196	$48,582
Weighted average interest rate(B)	19.1%	12.7%
Commitment (unused) fees incurred	$678	$437
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2024 and September 30, 2024.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $421.3 million as of December 31, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2024, and as defined in our Credit Facility, we had a net worth of $733.8 million, asset coverage on our “senior securities representing indebtedness” of 250.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of December 31, 2024. As of December 31, 2024, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2024, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. As of September 30, 2024, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2024 and September 30, 2024, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of December 31, 2024 and September 30, 2024, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2024 and 2023:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2024	September 30, 2024
Credit Facility	$61,500	$70,600

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2024	2023
Fair value as of September 30, 2024 and 2023, respectively	$70,600	$47,800
Borrowings	87,500	70,200
Repayments	(96,600)	(33,000)
Net unrealized appreciation	—	—
Fair Value as of December 31, 2024 and 2023, respectively	$61,500	$85,000
The fair value of the collateral under our Credit Facility totaled approximately $729.0 million and $714.4 million as of December 31, 2024 and September 30, 2024, respectively.
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
The fair value, based on the last quoted closing price, of the 2028 Notes as of December 31, 2024 was $58.1 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of December 31, 2024 was $46.5 million. The fair value, based on a DCF analysis, of the 2026 Notes as of December 31, 2024 was $147.0 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
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

The Series A Preferred Stock is currently being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated November 22, 2024, and a base prospectus dated December 22, 2021. As of December 31, 2024, we had a remaining capacity to sell up to an additional 5,549,675 of preferred shares under the Dealer Manager Agreement.

During the three months ended December 31, 2024, we sold 100,394 shares of Series A Preferred Stock for gross proceeds of $2.5 million and net proceeds of $2.2 million. There were no shares sold during the three months ended December 31, 2023. There were 450,325 and 349,931 shares of Series A Preferred Stock outstanding as of December 31, 2024 and September 30, 2024, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $0.2 million during the three months ended December 31, 2024.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of December 31, 2024 was 242.3%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We paid cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the three months ended December 31, 2024.
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

As a result of the Reverse Stock Split, every two shares of common stock issued and outstanding were automatically combined into one new share of common stock. The Reverse Stock Split did not modify any rights or preferences of the shares of common stock. The common stock issued pursuant to the Reverse Stock Split remains fully paid and non-

assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

Common Stock At-the-Market Offerings

In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the three months ended December 31, 2024, we sold 99,265 shares of our common stock under the 2024 ATM Program, at a weighted-average price of $24.90 per share and raised $2.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $2.4 million. As of December 31, 2024, we had a remaining capacity to sell up to an additional $136.5 million of our common stock under the 2024 ATM Program.

Shelf Registration Statement

Our 2024 Registration Statement, which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2024, we had the ability to issue up to $686.2 million in securities under the 2024 Registration Statement.
NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$26,975	$20,001
Denominator: basic and diluted weighted average common share	22,311,501	21,754,449
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$1.21	$0.91
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
For the calendar year ended December 31, 2024, 83.1% of distributions to common stockholders were deemed to be paid from ordinary income and 16.9% were deemed to be paid from capital gains for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2023, 100.0% of distributions to common stockholders were deemed to be paid from ordinary income for 1099 stockholder reporting purposes.

We paid the following monthly distributions to common stockholders for the three months ended December 31, 2024 and 2023:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2025	October 8, 2024	October 22, 2024	October 31, 2024	$0.165
	October 8, 2024	November 20, 2024	November 29, 2024	0.165
	November 12, 2024	December 4, 2024	December 18, 2024(A)	0.400
	October 8, 2024	December 20, 2024	December 31, 2024	0.165
	Three Months Ended December 31, 2024:			$0.895

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share(B)
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.165
	October 10, 2023	November 20, 2023	November 30, 2023	0.165
	October 10, 2023	December 18, 2023	December 29, 2023	0.165
	Three Months Ended December 31, 2023:			$0.495
(A)    Represents a supplemental distribution to common stockholders.
(B)    Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2 - Summary of Significant Accounting Policies.

Aggregate distributions declared and paid to our common stockholders were approximately $20.0 million and $10.8 million for the three months ended December 31, 2024 and 2023, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2024, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.6 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
For the three months ended December 31, 2024 and the fiscal year ended September 30, 2024, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2024	Year Ended September 30, 2024
Undistributed net investment income	$(428)	$(1,299)
Accumulated net realized gain (loss)	537	1,310
Capital in excess of par value	(109)	(11)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2024 and September 30, 2024, we had no established reserves for such loss contingencies.

Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million and $0.1 million as of December 31, 2024 and September 30, 2024, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2024 and September 30, 2024 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2024 and September 30, 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2024	September 30, 2024
Unused line of credit commitments(A)	$40,046	$42,601
Delayed draw term loans(A)	13,200	14,150
Uncalled capital commitment	843	843
Total	$54,089	$57,594
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2024	2023
Per Common Share Data:
Net asset value at beginning of period(A)	$21.18	$18.78
Income from operations(B)
Net investment income	0.50	0.55
Net realized and unrealized gain (loss) on investments	0.71	0.36
Net realized and unrealized gain (loss) on other	—	—
Total from operations	1.21	0.91
Distributions to common stockholders from(B)(C)
Net investment income	(0.50)	(0.49)
Realized gains	(0.40)	—
Total distributions	(0.90)	(0.49)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	0.02	—
Total capital share transactions	0.02	—
Other, net	—	0.02
Net asset value at end of period(A)	$21.51	$19.22
Per common share market value at beginning of period	$24.05	$19.28
Per common share market value at end of period	28.44	21.40
Total return(E)	22.22%	13.74%
Common stock outstanding at end of period(A)	22,329,852	21,754,449
Statement of Assets and Liabilities Data:
Net assets at end of period	$480,316	$417,928
Average net assets(F)	479,320	412,965
Senior Securities Data:
Borrowings under line of credit, at cost	61,500	85,000
Preferred Stock	11,258	—
Notes Payable	257,000	257,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	8.96%	10.93%
Ratio of net investment income to average net assets – annualized(I)	9.37%	11.56%
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
(D)    During the three months ended December 31, 2024, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 12.77% and 14.57% for the three months ended December 31, 2024 and 2023, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 5.61% and 7.99% for the three months ended December 31, 2024 and 2023, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity

In January 2025, our $20.6 million debt investment in Fix-It Group, LLC paid off at par. We also received a $0.1 million prepayment penalty.

In January 2025, our $5.4 million debt investment in Sokol and Company, LLC (“Sokol”) paid off at par. Additionally, in February 2025, we received $5.8 million related to the partial sale of our common equity investment in Sokol.

In February 2025, we invested $18.9 million in a food processor and distribution business through secured second lien debt and common equity.

In February 2025, we invested $19.4 million in Viron International, LLC through secured first lien debt and common equity.
Distributions and Dividends
On January 14, 2025, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
January 24, 2025	January 31, 2025	$0.165
February 19, 2025	February 28, 2025	0.165
March 19, 2025	March 31, 2025	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Series A Preferred Stock
January 27, 2025	February 5, 2025	$0.130208
February 25, 2025	March 5, 2025	0.130208
March 26, 2025	April 4, 2025	0.130208
	Total for the Quarter:	$0.390624

Investment Advisory Agreement

On January 24, 2025, the Company entered into a new investment advisory agreement and management agreement (the “New Advisory Agreement”) with the Adviser. The New Advisory Agreement, which was approved by the Company’s stockholders at a stockholders’ meeting on January 24, 2024, was entered into as a result of a change of control of the Adviser pursuant to the previously disclosed voting trust agreement, among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust, the Adviser and certain stockholders of the Adviser. There are no changes to the terms, including the fee structure and services to be provided, of the prior Advisory Agreement in the New Advisory Agreement, other than the date and term of the New Advisory Agreement as compared to the prior Advisory Agreement. The New Advisory Agreement and the
Advisory Agreement are collectively referred to herein as the Advisory Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, rising interest rates and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2024. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2024, our investment portfolio was made up of approximately 90.6% debt investments and 9.4% equity investments, at cost.
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
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment Corporation, Gladstone Alternative Income Fund (“Gladstone Alternative”), and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. Since 2012, we have opportunistically made co-investments with Gladstone Investment Corporation and Gladstone Alternative pursuant to the Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, our investment is likely to be smaller than if we were investing alone.
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
During the three months ended December 31, 2024, we invested $107.2 million in six new portfolio companies and extended $44.5 million in investments to existing portfolio companies. In addition, we exited four portfolio companies during the three months ended December 31, 2024. We received a total of $165.3 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the three months ended December 31, 2024. Our overall portfolio consists of 51 portfolio companies as of December 31, 2024 and increased by $45.1 million at cost since September 30, 2024. From our initial public offering in August 2001 through December 31, 2024, we have made 683 different loans to, or investments in, 283 companies for a total of approximately $2.9 billion, before giving effect to principal repayments on investments and divestitures.
During the three months ended December 31, 2024, the following significant transactions occurred:
Proprietary Investments

•In October 2024, our $15.0 million debt investment in Perimeter Solutions Group paid off at par. We also received a $0.5 million prepayment penalty in conjunction with the payoff.
•In October 2024, our investment in Antenna Research Associates, Inc. was sold, which resulted in a net realized gain on our common equity of approximately $59.3 million and the repayment of our debt investment of $31.3 million at par.
•In November 2024, we invested an additional $28.9 million in Giving Home Healthcare, LLC, an existing portfolio company, through secured first lien debt.
•In November 2024, we invested $10.5 million in Wings ‘N More Restaurants, LLC (“Wings”) through secured first lien debt. We also extended Wings a $1.5 million secured first lien line of credit commitment and a $5.0 million secured first lien delayed draw term loan commitment, both of which were unfunded as of December 31, 2024.
•In November 2024, our $22.3 million debt investment in ENET Holdings, LLC paid off at par.
•In December 2024, we invested $42.8 million in Vet’s Choice Radiology, LLC through secured first lien debt.
•In December 2024, we invested $28.9 million in Pan-Am Dental, LLC through secured second lien debt and preferred equity.
•In December 2024, we invested $15.0 million in Freedom Dental Management, Inc. through secured first lien debt.
•In December 2024, we invested $5.0 million in Tube Bending Technology, LLC through secured second lien debt.
•In December 2024, we invested $5.0 million in Gladstone Alternative, one of our affiliated funds, through common equity.
•In December 2024, our investment in Salt and Straw, LLC, paid off which resulted in a realized gain of approximately $2.5 million on our preferred equity and the repayment of our debt investment of $10.9 million at par. We also received a $0.1 million prepayment penalty in conjunction with the payoff. We continue to hold warrants for common equity in Salt and Straw, LLC.
•In December 2024, we sold our debt investments in DKI Ventures, LLC (“DKI”), which resulted in a net realized loss on our debt of approximately $4.1 million.
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
On December 31, 2024, the closing market price of our common stock was $28.44 per share, a 32.2% premium to our December 31, 2024 NAV per share of $21.51.
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
As of December 31, 2024, our asset coverage on our “senior securities representing indebtedness” was 250.8% and our asset coverage on our “senior securities that are stock” was 242.3%.
Recent Developments
Distributions
On January 14, 2025, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
January 24, 2025	January 31, 2025	$0.165
February 19, 2025	February 28, 2025	0.165
March 19, 2025	March 31, 2025	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Series A Preferred Stock
January 27, 2025	February 5, 2025	$0.130208
February 25, 2025	March 5, 2025	0.130208
March 26, 2025	April 4, 2025	0.130208
	Total for the Quarter:	$0.390624
Investment Advisory Agreement

On January 24, 2025, the Company entered into a new investment advisory and management agreement (the “New Advisory Agreement”) with the Adviser. The New Advisory Agreement, which was approved by the Company’s stockholders at a stockholders’ meeting on January 24, 2024, was entered into as a result of a change of control of the Adviser pursuant to the previously disclosed voting trust agreement, among David Gladstone, Lorna Gladstone, Laura Gladstone, Kent Gladstone and Jessica Martin, each as a trustee and collectively, as the board of trustees of the voting trust, the Adviser and certain stockholders of the Adviser. There are no changes to the terms, including the fee structure and services to be provided, of the prior Advisory Agreement in the New Advisory Agreement, other than the date and term of the New Advisory Agreement as compared to the prior Advisory Agreement. The New Advisory Agreement and the Advisory Agreement are collectively referred to herein as the Advisory Agreement.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023

	Three Months Ended December 31,
	2024	2023	$ Change	% Change
INVESTMENT INCOME
Interest income	$21,320	$22,996	$(1,676)	(7.3)%
Success fee, dividend, and other income	640	225	415	184.4
Total investment income	21,960	23,221	(1,261)	(5.4)
EXPENSES
Base management fee	3,552	3,245	307	9.5
Loan servicing fee	2,178	2,128	50	2.3
Incentive fee	2,704	2,984	(280)	(9.4)
Administration fee	474	454	20	4.4
Interest expense on line of credit and notes payable	4,743	5,032	(289)	(5.7)
Amortization of deferred financing costs	518	429	89	20.7
Other expenses	1,090	725	365	50.3
Expenses, before credits from Adviser	15,259	14,997	262	1.7
Credit to base management fee – loan servicing fee	(2,178)	(2,128)	(50)	2.3
Credits to fees from Adviser – other	(2,345)	(1,582)	(763)	48.2
Total expenses, net of credits	10,736	11,287	(551)	(4.9)
NET INVESTMENT INCOME	11,224	11,934	(710)	(5.9)
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	57,724	259	57,465	NM
Net realized gain (loss) on other	90	3	87	NM
Net unrealized appreciation (depreciation) of investments	(41,892)	7,805	(49,697)	(636.7)
Net gain (loss) from investments and other	15,922	8,067	7,855	97.4
PREFERRED STOCK DIVIDENDS	171	—	171	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$26,975	$20,001	$6,974	34.9%
NM - Not Meaningful

Investment Income
Interest income decreased by 7.3% for the three months ended December 31, 2024, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2024 was $642.4 million, compared to $657.6 million for the three months ended December 31, 2023, a decrease of $15.2 million, or 2.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 13.1% for the three months ended December 31, 2024, compared to 13.9% for the three months ended December 31, 2023, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of December 31, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., Eegee’s LLC, and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $52.7 million, or 7.1% of the cost basis of all debt investments in our portfolio, and a fair value of $28.5 million, or 4.0% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.
Other income increased by 184.4% during the three months ended December 31, 2024, as compared to the prior year period, primarily due to an increase in prepayment fees received period over period, partially offset by a decrease in dividend income period over period.
As of December 31, 2024, no single investment represented greater than 10% of the total investment portfolio at fair value. As of September 30, 2024, our investment in Antenna Research Associates, Inc. represented 11.4% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $0.6 million, or 4.9%, for the three months ended December 31, 2024, as compared to the prior year period. This decrease was primarily due to a $0.5 million decrease in the net incentive fee earned by the Adviser and a $0.3 million decrease in interest expense, partially offset by a $0.4 million increase in other expenses.
Total interest expense on borrowings and notes payable decreased by $0.3 million, or 5.7%, during the three months ended December 31, 2024, driven by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in the effective interest rate on our Credit Facility. Interest expense on our Credit Facility decreased by $0.3 million due primarily to a decrease in the weighted average balance outstanding which was $26.2 million during the three months ended December 31, 2024, as compared to $48.6 million in the prior year period, a decrease of 46.1%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 19.1% during the three months ended December 31, 2024, compared to 12.7% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.2 million increase in unused commitment fees during the three months ended December 31, 2024 as compared to the prior year period.
The net base management fee earned by the Adviser decreased by $0.2 million, or 13.0%, for the three months ended December 31, 2024, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees period over period, partially offset by an increase in average total assets subject to the base management fee.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2024	2023
Average total assets subject to base management fee(A)	$811,886	$741,714
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(B)	$3,552	$3,245
Portfolio company fee credit	(2,096)	(1,551)
Syndicated loan fee credit	(10)	(31)
Net Base Management Fee	$1,446	$1,663
Loan servicing fee(B)	2,178	2,128
Credit to base management fee - loan servicing fee(B)	(2,178)	(2,128)
Net Loan Servicing Fee	$—	$—
Incentive fee(B)	2,704	2,984
Incentive fee credit	(239)	—
Net Incentive Fee	$2,465	$2,984
Portfolio company fee credit	(2,096)	(1,551)
Syndicated loan fee credit	(10)	(31)
Incentive fee credit	(239)	—
Credits to Fees From Adviser - other(B)	$(2,345)	$(1,582)
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
Net Realized Gain (Loss) on Investments
For the three months ended December 31, 2024, we recorded a net realized gain on investments of $57.7 million, which resulted from a $59.3 million realized gain recognized on the sale of our investment in Antenna Research Associates, Inc. and a $2.5 million realized gain recognized on our investment in Salt & Straw, LLC, partially offset by a $4.1 million realized loss recognized on the sale of our investment in DKI.
For the three months ended December 31, 2023, we recorded a net realized gain on investments of $0.3 million, which resulted from a $0.3 million realized gain recognized on the sale of our investment in PIC 360, LLC in November 2023.

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended December 31, 2024, we recorded net unrealized depreciation of investments in the aggregate amount of $41.9 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2024 were as follows:

	Three Months Ended December 31, 2024
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Sokol & Company Holdings, LLC	$—	$5,730	$—	$5,730
Antenna Research Associates, Inc.	59,348	—	(55,140)	4,208
Lonestar EMS, LLC	—	3,443	—	3,443
Arc Drilling Holdings LLC	—	1,838	—	1,838
NeoGraf Solutions, LLC	—	1,737	—	1,737
Salvo Technologies, Inc.	—	1,592	—	1,592
Giving Home Health Care, LLC	—	930	—	930
HH-Inspire Acquisition, Inc.	—	663	—	663
Quality Environmental Midco, Inc.	—	657	—	657
Triple H Food Processors, LLC	—	501	—	501
TNCP Intermediate HoldCo, LLC	—	468	—	468
ENET Holdings, LLC	—	—	316	316
Imperative Holdings Corporation	—	282	—	282
Technical Resource Management, LLC	—	206	—	206
Salt & Straw, LLC	2,450	100	(2,607)	(57)
DKI Ventures, LLC	(4,074)	—	3,422	(652)
Eegee's LLC	—	(756)	—	(756)
Engineering Manufacturing Technologies, LLC	—	(1,060)	—	(1,060)
Defiance Integrated Technologies, Inc.	—	(1,941)	—	(1,941)
WB Xcel Holdings, LLC	—	(2,684)	—	(2,684)
Other, net (<$500)	—	411	—	411
Total:	$57,724	$12,117	$(54,009)	$15,832

The primary driver of net unrealized depreciation of $41.9 million for the three months ended December 31, 2024 was the reversal of unrealized appreciation from the exit of our investment in Antenna Research Associates, Inc., partially offset by the increase in the financial and operational performance of several of our other portfolio companies.

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
Net cash provided by operating activities for the three months ended December 31, 2024 was $24.0 million, as compared to net cash used in operating activities of $26.2 million for the three months ended December 31, 2023. The change was primarily due to an increase in principal repayments and net proceeds from sales period over period, partially offset by an increase in purchases of investments period over period. Repayments and net proceeds from sales were $165.4 million during the three months ended December 31, 2024 compared to $22.1 million during the three months ended December 31, 2023. Purchases of investments were $151.6 million during the three months ended December 31, 2024, compared to $58.0 million during the three months ended December 31, 2023.

As of December 31, 2024, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $816.1 million. As of September 30, 2024, we had loans to, syndicated participations in or equity investments in 49 companies, with an aggregate cost basis of approximately $771.0 million.
The following table summarizes our total portfolio investment activity during the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023
Beginning investment portfolio, at fair value	$796,260	$704,815
New investments	107,159	11,000
Disbursements to existing portfolio companies	44,457	46,998
Scheduled principal repayments on investments	(2,211)	(2,460)
Unscheduled principal repayments on investments	(90,051)	(19,346)
Net proceeds from sale of investments	(73,081)	(260)
Net unrealized appreciation (depreciation) of investments	12,117	8,088
Reversal of prior period depreciation (appreciation) of investments on realization	(54,009)	(283)
Net realized gain (loss) on investments	57,724	259
Increase in investments due to PIK(A)	966	1,211
Net change in premiums, discounts and amortization	166	(37)
Investment Portfolio, at Fair Value	$799,497	$749,985
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2024:

		Amount
For the remaining nine months ending September 30:	2025(A)	$12,470
For the fiscal years ending September 30:	2026	161,593
	2027	187,614
	2028	218,630
	2029	92,945
	Thereafter	67,778
	Total contractual repayments	$741,030
	Adjustments to cost basis of debt investments	(1,255)
	Investments in equity securities	76,365
	Investments held as of December 31, 2024 at cost:	$816,140
(A)Includes debt investments with contractual principal amounts totaling $0.5 million for which the maturity date has passed as of December 31, 2024.
Financing Activities
Net cash used in financing activities for the three months ended December 31, 2024 was $24.4 million, which consisted primarily of $20.0 million in distributions to our common stockholders and $9.1 million in net repayments on our Credit Facility.
Net cash provided by financing activities for the three months ended December 31, 2023 was $26.4 million, which consisted primarily of $37.2 million in net borrowings on our Credit Facility, partially offset by $10.8 million in distributions to our common stockholders.

Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.165 per common share for each month during the three months ended December 31, 2024 and a supplemental distribution of $0.40 per common share in December 2024. In January 2025, our Board of Directors declared a monthly distribution of $0.165 per common share for each of January, February, and March 2025. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2025.

For the fiscal year ended September 30, 2024, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.6 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2025 will be determined at fiscal year end, based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

Preferred Stock Dividends

We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the three months ended December 31, 2024. In January 2025, our Board of Directors declared monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each of January, February, and March 2025. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2024, we had the ability to issue up to an additional $686.2 million in securities under the registration statement.

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
As of December 31, 2024, our Credit Facility had a total commitment amount of $293.7 million with an “accordion” feature that permits us to increase the size of the facility to $350.0 million. The Credit Facility has a revolving period end date of October 31, 2025, and a final maturity date of October 31, 2027 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 3.00% during the revolving period and 3.50% thereafter (in each case plus a 10 basis point SOFR credit spread adjustment).
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2024 and September 30, 2024.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $325.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $421.3 million as of December 31, 2024, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2024, and as defined in our Credit Facility, we had a net worth of $733.8 million, asset coverage on our “senior securities representing indebtedness” of 250.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of December 31, 2024. As of December 31, 2024, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of December 31, 2024 and September 30, 2024, we had off-balance sheet success fee receivables on our accruing debt investments of $5.3 million and $5.8 million (or approximately $0.24 per common share and $0.26 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.

Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2024 and September 30, 2024 to be immaterial.
The following table shows our contractual obligations as of December 31, 2024, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$61,500	$—	$—	$61,500
Notes Payable	—	200,000	57,000	—	257,000
Interest expense on debt obligations(C)	20,966	26,032	4,195	—	51,193
Total	$20,966	$287,532	$61,195	$—	$369,693
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $54.1 million, at cost, as of December 31, 2024.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2024.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of December 31, 2024 and September 30, 2024, representing approximately 99.5% and 99.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2024	As of September 30, 2024
Highest	10.0	10.0
Average	8.1	7.8
Weighted Average	8.3	8.1
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of December 31, 2024 and September 30, 2024, representing approximately 0.5% of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of December 31, 2024	As of September 30, 2024
Highest	3.0	3.0
Average	3.0	3.0
Weighted Average	3.0	3.0
Lowest	3.0	3.0
There were no syndicated loans in our portfolio that were not rated by an NRSRO as of December 31, 2024 and September 30, 2024.
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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of December 31, 2024, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	91.1%
Fixed rates	8.9%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the three months ended December 31, 2024 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2024 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities.  For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 13, 2024. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at December 31, 2024.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
______________________
* Filed herewith
+ Furnished herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of December 31, 2024 and September 30, 2024, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended December 31, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, (v) the Consolidated Schedules of Investments as of December 31, 2024 and September 30, 2024, and (vi) the Notes to Consolidated Financial Statements.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 11, 2025