Form 10-Q
period 2025-06-30
GLADSTONE CAPITAL CORP
filed 2025-08-04
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 1, 2025 was 22,329,852.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2025	September 30, 2024
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $638,993 and $716,481, respectively)	$639,003	$750,904
Affiliate investments (Cost of $21,746 and $16,746, respectively)	16,594	7,438
Control investments (Cost of $117,112 and $37,784, respectively)	95,663	37,918
Cash and cash equivalents	15,169	2,172
Restricted cash and cash equivalents	135	132
Interest receivable, net	6,048	5,923
Due from administrative agent	1,846	2,802
Deferred financing costs, net	2,198	1,053
Other assets, net	3,542	4,126
TOTAL ASSETS	$780,198	$812,468
LIABILITIES
Line of credit at fair value (Cost of $27,500 and $70,600, respectively)	$27,500	$70,600
Notes payable, net of unamortized deferred financing costs of $2,248 and $2,990, respectively	254,752	254,010
Accounts payable and accrued expenses	824	1,230
Interest payable	4,126	2,916
Fees due to Adviser(A)	2,479	3,889
Fee due to Administrator(A)	1,007	569
Other liabilities	539	513
TOTAL LIABILITIES	$291,227	$333,727
Commitments and contingencies(B)
Preferred stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 647,820 and 349,931 shares issued and outstanding, respectively	$14,517	$7,846
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 22,329,852 and 22,230,587 shares issued and outstanding, respectively	$44	$44
Capital in excess of par value	494,631	492,305
Cumulative net unrealized appreciation (depreciation) of investments	(26,591)	25,249
Under distributed net investment income	5,197	6,144
Accumulated net realized gains (losses)	1,173	(52,847)
Total distributable loss	(20,221)	(21,454)
TOTAL NET ASSETS	$474,454	$470,895
NET ASSET VALUE PER COMMON SHARE	$21.25	$21.18
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$17,596	$21,393	$57,499	$64,223
Control investments	1,765	277	2,650	1,313
Cash and cash equivalents	161	45	368	97
Total interest income (excluding PIK interest income)	19,522	21,715	60,517	65,633
PIK interest income
Non-Control/Non-Affiliate investments	833	1,400	2,496	4,030
Control investments	498	84	498	247
Total PIK interest income	1,331	1,484	2,994	4,277
Total interest income	20,853	23,199	63,511	69,910
Success fee income
Non-Control/Non-Affiliate investments	—	295	—	295
Dividend income
Non-Control/Non-Affiliate investments	290	1,050	290	1,235
Affiliate investments	79	—	105	—
Total dividend income	369	1,050	395	1,235
Prepayment fee income
Non-Control/Non-Affiliate investments	396	1,090	1,054	1,305
Other income	39	55	226	162
Total investment income	21,657	25,689	65,186	72,907
EXPENSES
Base management fee(A)	3,346	3,459	10,339	10,143
Loan servicing fee(A)	2,154	2,250	6,610	6,638
Incentive fee(A)	2,594	3,076	7,705	8,729
Administration fee(A)	464	477	1,400	1,400
Interest expense	4,451	5,509	14,213	16,273
Amortization of deferred financing costs	609	453	1,654	1,323
Professional fees	238	263	733	771
Other general and administrative expenses	440	659	1,649	1,792
Expenses, before credits from Adviser	14,296	16,146	44,303	47,069
Credit to base management fee - loan servicing fee(A)	(2,154)	(2,250)	(6,610)	(6,638)
Credits to fees from Adviser - other(A)	(1,779)	(600)	(6,270)	(2,628)
Total expenses, net of credits	10,363	13,296	31,423	37,803
NET INVESTMENT INCOME	11,294	12,393	33,763	35,104
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	(3,708)	1,417	61,718	1,636
Control investments	—	—	—	259
Other	88	1,898	182	3,850
Total net realized gain (loss)	(3,620)	3,315	61,900	5,745
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	15,208	3,396	(34,413)	17,989
Affiliate investments	662	(490)	4,156	(529)
Control investments	(15,904)	530	(21,583)	4,476
Other	49	—	—	—
Total net unrealized appreciation (depreciation)	15	3,436	(51,840)	21,936
Net realized and unrealized gain (loss)	(3,605)	6,751	10,060	27,681
PREFERRED STOCK DIVIDENDS	241	88	603	96
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,448	$19,056	$43,220	$62,689
BASIC AND DILUTED PER COMMON SHARE:
Net investment income(B)	$0.50	$0.57	$1.50	$1.61
Net increase (decrease) in net assets resulting from operations(B)	$0.33	$0.88	$1.93	$2.88
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING: Basic and Diluted(B)	22,329,852	21,754,456	22,323,668	21,754,451
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2025	2024
NET ASSETS, SEPTEMBER 30	$470,895	$408,695
OPERATIONS
Net investment income	11,224	11,934
Net realized gain (loss) on investments	57,724	259
Net realized gain (loss) on other	90	3
Net unrealized appreciation (depreciation) of investments	(41,892)	7,805
Preferred stock dividends	(171)	—
Net increase (decrease) in net assets resulting from operations	26,975	20,001
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.50 per share and $0.49 per share, respectively)(A)(B)	(11,053)	(10,768)
Distributions to common stockholders from realized gains ($0.40 per share and $0.00 per share, respectively)(A)(B)	(8,932)	—
Net decrease in net assets from distributions	(19,985)	(10,768)
CAPITAL TRANSACTIONS
Issuance of common stock	2,471	—
Discounts, commissions and offering costs for issuance of common stock	(40)	—
Net increase (decrease) in net assets resulting from capital transactions	2,431	—
NET INCREASE (DECREASE) IN NET ASSETS	9,421	9,233
NET ASSETS, DECEMBER 31	$480,316	$417,928
OPERATIONS
Net investment income	11,245	10,777
Net realized gain (loss) on investments	7,702	219
Net realized gain (loss) on other	4	1,949
Net unrealized appreciation (depreciation) of investments	(9,914)	10,695
Net unrealized appreciation of other	(49)	—
Preferred stock dividends	(191)	(8)
Net increase (decrease) in net assets resulting from operations	8,797	23,632
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.50 per share and $0.49 per share, respectively)(A)(B)	(11,054)	(10,769)
Net decrease in net assets from distributions	(11,054)	(10,769)
CAPITAL TRANSACTIONS
Issuance of common stock	—	—
Discounts, commissions and offering costs for issuance of common stock	—	—
Net increase (decrease) in net assets resulting from capital transactions	—	—
NET INCREASE (DECREASE) IN NET ASSETS	(2,257)	12,863
NET ASSETS, MARCH 31	$478,059	$430,791
OPERATIONS
Net investment income	11,294	12,393
Net realized gain (loss) on investments	(3,708)	1,417
Net realized gain (loss) on other	88	1,898
Net unrealized appreciation (depreciation) of investments	(34)	3,436
Net unrealized appreciation of other	49	—
Preferred stock dividends	(241)	(88)
Net increase (decrease) in net assets resulting from operations	7,448	19,056
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.49 per share and $0.50 per share, respectively)(A)	(11,053)	(10,769)
Net decrease in net assets from distributions	(11,053)	(10,769)
CAPITAL TRANSACTIONS
Issuance of common stock	—	—
Discounts, commissions and offering costs for issuance of common stock	—	—
Net increase (decrease) in net assets resulting from capital transactions	—	—
NET INCREASE (DECREASE) IN NET ASSETS	(3,605)	8,287
NET ASSETS, JUNE 30	$474,454	$439,078
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$43,220	$62,689
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(270,163)	(149,122)
Principal repayments on investments	239,258	120,946
Net proceeds from sale of investments	89,746	6,536
Increase in investments due to PIK interest or other	(2,940)	(4,060)
Net change in premiums, discounts and amortization	(841)	451
Net realized loss (gain) on investments	(61,718)	(1,895)
Net realized loss (gain) on other	(182)	(3,850)
Net unrealized depreciation (appreciation) of investments	51,840	(21,936)
Amortization of deferred financing costs	1,654	1,323
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(125)	761
Decrease (increase) in funds due from administrative agent	956	(2,986)
Decrease (increase) in other assets, net	582	(775)
Increase (decrease) in accounts payable and accrued expenses	(406)	(20)
Increase (decrease) in interest payable	1,210	1,340
Increase (decrease) in fees due to Adviser(A)	(1,410)	291
Increase (decrease) in fee due to Administrator(A)	438	352
Increase (decrease) in other liabilities	26	(1,111)
Net cash provided by (used in) operating activities	91,145	8,934
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	212,000	179,500
Repayments on line of credit	(255,100)	(161,500)
Financing costs	(2,058)	(378)
Proceeds from issuance of common stock	2,471	—
Proceeds from issuance of preferred stock	6,671	5,595
Discounts, commissions and offering costs for issuance of common stock	(37)	—
Distributions paid to common stockholders	(42,092)	(32,306)
Net cash provided by (used in) financing activities	(78,145)	(9,089)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	13,000	(155)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF PERIOD	2,304	1,401
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF PERIOD	$15,304	$1,246
CASH PAID FOR INTEREST	$13,003	$14,933
NON-CASH ACTIVITIES	$—	$—
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 134.7%
Secured First Lien Debt – 96.7%
Aerospace and Defense – 3.3%
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 12.3% Cash, Due 2/2026)(C)	$15,681	$15,681	$15,681
Beverage, Food, and Tobacco – 2.2%
Wings ‘N More Restaurants LLC – Line of Credit, $1,500 available (S + 6.8%, 11.1% Cash, Due 11/2029)(C)	—	—	—
Wings ‘N More Restaurants LLC – Term Debt (S + 6.8%, 11.1% Cash, Due 11/2029)(C)	10,500	10,500	10,460
Wings ‘N More Restaurants LLC – Delayed Draw Term Loan, $5,000 available (S + 6.8%, 11.1% Cash, Due 11/2029)(C)	—	—	—
		10,500	10,460
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.3% Cash, Due 9/2025)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 12.3% Cash, Due 9/2025)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 22.1%
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.3% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.3% PIK, Due 1/2028)(C)	27,500	27,500	27,500
OCI, LLC – Term Debt (S + 7.5%, 11.8% Cash, Due 5/2028)(C)	16,500	16,500	16,500
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.8% Cash, Due 4/2027)(C)	11,559	11,559	11,675
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.8% Cash, Due 4/2026)(C)	500	500	505
Unirac Holdings, Inc. – Line of Credit, $1,856 available (S + 6.5%, 10.8% Cash, Due 9/2027)(C)	367	367	367
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.8% Cash, Due 9/2027)(C)	1,081	1,081	1,081
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.8% Cash, Due 9/2027)(C)	14,513	14,270	14,513
Viron International Corp.(S) – Term Debt (S + 7.0%, 11.3% Cash, Due 2/2030)(C)	19,108	19,108	18,881
Viva Railings, LLC – Line of Credit, $4,000 available (S + 6.4%, 10.7% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 6.4%, 10.7% Cash, Due 5/2027)(C)	13,875	13,875	13,839
		104,760	104,861
Diversified/Conglomerate Service – 20.7%
Axios Industrial Group, LLC – Term Debt (S + 11.6%, 0.0% Cash, 15.9% PIK, Due 10/2027)(C)	16,106	16,106	15,358
Axios Industrial Group, LLC – Term Debt (18.0% PIK, Due 10/2027)(C)(F)	2,484	2,484	2,369
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 12.8% Cash, Due 2/2028)(C)	28,117	28,117	28,398
Quality Environmental Midco, Inc. – Line of Credit, $2,500 available (12.0% Cash, Due 11/2028)(C)(F)	500	500	500
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,260
RF Technologies, LLC – Line of Credit, $3,500 available (S + 6.3%, 10.6% Cash, Due 6/2030)(C)	—	—	—
RF Technologies, LLC – Term Debt (S + 6.3%, 10.6% Cash, Due 6/2030)(C)	12,600	12,600	12,600
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.9%, 11.2% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.9%, 11.2% Cash, Due 4/2029)(C)	6,500	6,500	6,630
Total Access Elevator, LLC – Delayed Draw Term Loan, $2,500 available (S + 6.9%, 11.2% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $900 available (S + 6.3%, 10.6% Cash, Due 12/2026)(C)	1,100	1,100	1,100
WorkforceQA, LLC – Term Debt (S + 6.3%, 10.6% Cash, Due 12/2026)(C)	17,963	17,920	17,963
		98,327	98,178
Healthcare, Education, and Childcare – 43.5%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.8%, 11.1% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.8%, 11.1% Cash, Due 12/2028)(C)	30,800	30,800	30,954
Altior Healthcare, LLC – Term Debt (S + 6.5%, 10.8% Cash, Due 5/2030)(C)	46,000	46,000	46,000
Freedom Dental Management, Inc. – Term Debt (S + 7.3%, 11.6% Cash, Due 6/2030)(C)	15,000	15,000	14,781
HH-Inspire Acquisition, Inc. – Line of Credit, $0 available (S + 8.0%, 12.3% Cash, 2.0% PIK, Due 4/2028)(C)	1,852	1,852	1,697
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.3% Cash, 2.0% PIK, Due 4/2028)(C)	19,855	19,764	18,191
Giving Home Health Care, LLC – Term Debt (S + 6.3%, 10.5% Cash, Due 4/2029)(C)(H)	34,924	34,855	34,924
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 11.6% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 11.6% Cash, Due 6/2026)(C)	17,500	17,500	17,500
Vet's Choice Radiology LLC(S) – Term Debt (S + 8.0%, 12.3% Cash, Due 12/2027)(C)	42,750	42,750	42,391
		208,521	206,438
Machinery – 3.7%
Arc Drilling Holdings LLC – Line of Credit, $3,925 available (S + 6.8%, 11.1% Cash, Due 9/2029)(C)	1,075	1,075	1,075
Arc Drilling Holdings LLC – Term Debt (S + 6.8%, 11.1% Cash, Due 9/2029)(C)	16,000	16,000	16,320
		17,075	17,395
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	—
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	1,320	1,320	545
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	450	450	186
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	6,000	6,000	2,479
		7,770	3,210
Total Secured First Lien Debt		$465,314	$458,578
Secured Second Lien Debt – 28.6%
Automobile – 3.8%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$13,653	$13,653	$13,653
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,142	4,142	4,142
		17,795	17,795
Beverage, Food, and Tobacco – 4.5%
8th Avenue Food & Provisions, Inc. – Term Debt (Prime + 6.8%, 14.3% Cash, Due 10/2026)(D)(T)(U)	3,683	3,683	3,683
Dutch Gold Honey, Inc.(S) – Term Debt (S + 7.5%, 11.8% Cash, Due 8/2030)(C)	18,000	18,000	17,878
		21,683	21,561
Cargo Transportation – 4.2%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 12.0% Cash, Due 11/2029)(C)	20,000	20,000	20,000

Diversified/Conglomerate Manufacturing – 7.9%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,276	2,276	2,393
Springfield, Inc. – Term Debt (S + 11.1%, 15.4% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tube Bending Technology, LLC – Term Debt (13.5% Cash, Due 6/2026)(C)(F)	5,000	5,000	4,933
		37,276	37,326
Healthcare, Education, and Childcare – 4.9%
Pan-Am Dental, LLC – Term Debt (12.0% Cash, Due 6/2030)(C)(F)	23,000	23,000	23,060
Oil and Gas – 3.3%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.1% Cash, Due 8/2028)(C)	15,766	15,685	15,765
Total Secured Second Lien Debt		$135,439	$135,507
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$20
Preferred Equity – 3.8%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$244
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	190
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 0.5%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	2,599
Diversified/Conglomerate Service – 0.9%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	4,134
		3,500	4,134
Healthcare, Education, and Childcare – 1.8%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,681,949	2,604	2,072
Pan-Am Dental, LLC – Preferred Stock(E)(G)	5,909,091	5,909	6,278
		8,513	8,350
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,609
		6,838	2,609
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$24,723	$18,126
Common Equity – 5.6%
Aerospace and Defense – 0.3%
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	$1,000	$1,294
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	316
Beverage, Food, and Tobacco – 1.2%
Dutch Gold Honey, Inc.(S) – Common Stock(E)(G)	900,000	900	818
Salt & Straw, LLC – Common Warrant(E)(G)	0.5%	—	155
Sokol & Company Holdings, LLC – Common Stock(E)(G)	450,000	450	3,192
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,702
		1,600	5,867
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.3%
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	1,439
Viron International Corp.(S) – Common Stock(E)(G)	447	15	—
		2,015	1,439
Diversified/Conglomerate Service – 0.4%
Total Access Elevator, LLC – Common Stock(E)(G)	750,000	750	1,296
WorkforceQA, LLC – Common Stock(E)(G)	529	532	495
		1,282	1,791
Healthcare, Education, and Childcare – 1.6%
Giving Home Health Care, LLC – Common Stock(E)(G)	10,667	—	5,439
GSM MidCo LLC – Common Stock(E)(G)	767	767	2,065
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	36
		767	7,540
Machinery – 1.8%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	8,436
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	89
		499	89

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$13,319	$26,772
Total Non-Control/Non-Affiliate Investments		$638,993	$639,003
AFFILIATE INVESTMENTS(N) – 3.5%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 9.8% Cash, Due 8/2026)(E)(P)	$6,140	$6,140	$245
Preferred Equity – 1.6%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.4%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	6,604
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	987
Total Preferred Equity		$9,806	$7,591
Common Equity – 1.8%
Finance – 1.1%
Gladstone Alternative Income Fund – Common Stock(G)(R)	500,000	$5,000	$5,010
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.8%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	3,748
Total Common Equity		$5,800	$8,758
Total Affiliate Investments		$21,746	$16,594
CONTROL INVESTMENTS(O) – 20.2%
Secured First Lien Debt – 14.8%
Beverage, Food, and Tobacco – 2.7%
Eegee Acquisition Corp. – Line of Credit, $3,250 available (S + 7.0%, 11.3% Cash, Due 4/2028)(E)(P)	$12,750	$12,750	$12,750
Diversified/Conglomerate Manufacturing – 4.7%
Engineering Manufacturing Technologies, LLC – Line of Credit, $1,900 available (S + 8.3%, 12.6% Cash, Due 10/2026)(E)	1,100	1,100	835
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 8.0% Cash, 4.6% PIK, Due 10/2026)(E)	22,894	22,894	17,372
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,200	4,147	4,200
		28,141	22,407
Healthcare, Education, and Childcare – 5.7%
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 10.3% Cash, 4.5% PIK, Due 4/2028)(E)	3,041	3,041	2,942
Technical Resource Management, LLC – Line of Credit, $400 available (S + 10.5%, 10.3% Cash, 4.5% PIK, Due 4/2028)(E)	1,200	1,200	1,161
Technical Resource Management, LLC – Term Debt (S + 10.5%, 10.3% Cash, 4.5% PIK, Due 4/2028)(E)	23,836	23,836	23,058
		28,077	27,161
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.7%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 14.8% Cash, Due 11/2026)(E)	5,150	5,150	2,763
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 14.8% Cash, Due 11/2026)(E)	9,775	9,775	5,245
		14,925	8,008
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$83,893	$70,326
Secured Second Lien Debt – 1.9%
Automobile– 1.9%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 13.9% Cash, Due 1/2027)(E)	$8,792	$8,792	$8,792
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Unsecured Debt – 0.1%
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(E)(F)	$345	$345	$334
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	$2,750	$—
Common Equity – 3.4%
Automobile– 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$—
Beverage, Food, and Tobacco – 1.1%
Eegee Acquisition Corp. – Common Stock(E)(G)	1,000	8,500	5,173
Diversified/Conglomerate Manufacturing – 1.2%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	16,000	3,000	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	5,593
		9,750	5,593
Healthcare, Education, and Childcare – 0.0%
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	—
Technical Resource Management, LLC – Common Warrants(E)(G)	4,558,041	—	—
		2,000	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Units(E)(G)	12,340	1	—
Printing and Publishing – 1.1%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	5,445
Total Common Equity		$21,332	$16,211
Total Control Investments		$117,112	$95,663
TOTAL INVESTMENTS – 158.3%		$777,851	$751,260
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $667.7 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2025, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Gladstone Alternative Income Fund (“Gladstone Alternative”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.7% of total investments, at fair value, as of June 30, 2025.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.32% as of June 30, 2025. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on the indicative bid price on or near June 30, 2025, offered by the respective syndication agent’s trading desk.
(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The cash interest rate on this investment was indexed to 90-day SOFR, which was 4.29% as of June 30, 2025.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2025.
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
(T)Investment was exited subsequent to June 30, 2025. Refer to Note 12 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.
(U)The cash interest rate on this investment was indexed to the U.S. Prime Rate, which was 7.50% as of June 30, 2025.

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

Printing and Publishing – 0.0%
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
JUNE 30, 2025
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three and nine month periods ended June 30, 2025 and June 30, 2024.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiaries. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2025 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2025 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 13, 2024.
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

Cash and cash equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash is carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions. We held $14.9 million and $2.2 million of cash equivalents in Dreyfus Treasury Obligations Cash Management fund as of June 30, 2025 and September 30, 2024, respectively. Investments in money market funds represent Level 1 investments within the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $11.5 million, or 1.7% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.
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
As of each of June 30, 2025 and September 30, 2024, we held two OID loans. We recorded OID income of $0.2 million and $0.4 million during the three and nine months ended June 30, 2025, respectively, and $0.1 million and $0.2 million during the three and nine months ended June 30, 2024, respectively. The unamortized balance of OID investments as of June 30, 2025 and September 30, 2024 totaled $0.3 million and $0.6 million, respectively. As of June 30, 2025 and September 30, 2024, we had seven and eight investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.3 million and $3.0 million during the three and nine months ended June 30, 2025, respectively, and $1.5 million and $4.3 million during the three and nine months ended June 30, 2024, respectively. We collected $0 and $7.2 million of PIK interest in cash during the three and nine months ended June 30, 2025, respectively, and $0.2 million during each of the three and nine months ended June 30, 2024.
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
As of June 30, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in Gladstone Alternative Income Fund (“Gladstone Alternative”) and Leeds Novamark Capital I, L.P. (“Leeds”), which were valued using NAV as a practical expedient. As of September 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2025 and 2024, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of June 30, 2025 and September 30, 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2025:
Secured first lien debt	$—	$—	$529,149	$529,149
Secured second lien debt	—	—	144,299	144,299
Unsecured debt	—	—	354	354
Preferred equity	—	—	25,717	25,717
Common equity/equivalents	—	—	46,695	46,695
Total	$—	$—	$746,214	$746,214
Investments measured at NAV(A)	—	—	—	5,046
Total Investments as of June 30, 2025	$—	$—	$746,214	$751,260

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2024:
Secured first lien debt	$—	$—	$554,937	$554,937
Secured second lien debt	—	—	113,716	113,716
Unsecured debt	—	—	32	32
Preferred equity	—	—	31,346	31,346
Common equity/equivalents	—	—	96,191	96,191
Total	$—	$—	$796,222	$796,222
Investments measured at NAV(A)	—	—	—	38
Total Investments as of September 30, 2024	$—	$—	$796,222	$796,260
(A)Includes our investments in Gladstone Alternative and Leeds as of June 30, 2025 and our investment in Leeds as of September 30, 2024. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this quarterly report.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2025 and September 30, 2024, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2025		September 30, 2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$458,578		$540,661
Secured second lien debt	135,507		105,169
Unsecured debt	20		32
Preferred equity	18,126		27,247
Common equity/equivalents	26,736	(A)	77,757	(B)
Total Non-Control/Non-Affiliate Investments	$638,967		$750,866
Affiliate Investments
Secured first lien debt	$245		$380
Preferred equity	7,591		4,099
Common equity/equivalents	3,748		2,959
Total Affiliate Investments	$11,584		$7,438
Control Investments
Secured first lien debt	$70,326		$13,896
Secured second lien debt	8,792		8,547
Unsecured debt	334		—
Common equity/equivalents	16,211		15,475
Total Control Investments	$95,663		$37,918
Total Investments at Fair Value Using Level 3 Inputs	$746,214		$796,222
In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2025 and September 30, 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2025	September 30, 2024	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2025	September 30, 2024

Secured first lien debt	$455,368	$464,090	Yield Analysis	Discount Rate	10.5% - 18.0% / 12.0%	10.8% - 17.3% / 12.6%
	73,781	90,847	TEV	EBITDA multiple	4.5x – 7.2x / 6.3x	4.1x – 13.9x / 10.0x
				EBITDA	$408 - $4,591 / $3,330	$3,020 - $16,211 / $10,309
				Revenue multiple	0.6x – 0.7x / 0.7x	0.2x – 4.6x / 2.1x
				Revenue	$11,320 - $21,248 / $14,719	$6,336 - $21,118 / $13,981

Secured second lien debt	131,824	101,928	Yield Analysis	Discount Rate	11.9% - 15.4% / 13.4%	12.2% - 16.0% / 14.1%
	3,683	3,241	Market Quote	IBP	100.0% - 100.0% / 100.0%	88.0% - 88.0% / 88.0%
	8,792	8,547	TEV	EBITDA multiple	5.4x – 5.4x / 5.4x	5.4x – 5.4x / 5.4x
				EBITDA	$2,463 - $2,463 / $2,463	$3,343 - $3,343 / $3,343

Unsecured debt	354	32	TEV	EBITDA multiple	7.2x – 7.2x / 7.2x	0.0x – 0.0x / 0.0x
				EBITDA	$4,591 - $4,591 / $4,591	$0 - $0 / $0
				Revenue multiple	1.0x – 1.0x / 1.0x	1.0x – 1.0x / 1.0x
				Revenue	$5,202 - $5,202 / $5,202	$7,834 - $7,834 / $7,834

Preferred and common equity / equivalents(A)	72,412	127,537	TEV	EBITDA multiple	4.1x – 14.7x / 7.3x	4.1x – 13.9x / 8.0x
				EBITDA	$408 -$143,118 / $8,787	$1,182 -$144,458 / $10,847
				Revenue multiple	0.6x – 1.0x / 0.7x	0.2x– 4.6x / 2.0x
				Revenue	$5,202 -$21,248 / $13,175	$4,672 -$21,118 / $12,587
Total Level 3 Investments, at Fair Value	$746,214	$796,222

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2025 and 2024 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2025	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2025	$541,524	$144,970	$335	$25,031	$45,765	$757,625
Total gains (losses):
Net realized gain (loss)(A)	(4,439)	—	—	—	731	(3,708)
Net unrealized appreciation (depreciation)(B)	815	(355)	7	686	(7,570)	(6,417)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,053	295	—	—	—	6,348
New investments, repayments and settlements: (C)
Issuances/originations	73,889	130	12	—	—	74,031
Settlements/repayments	(80,193)	(741)	—	—	—	(80,934)
Net proceeds from sales	—	—	—	—	(731)	(731)
Transfers	(8,500)	—	—	—	8,500	—
Fair Value as of June 30, 2025	$529,149	$144,299	$354	$25,717	$46,695	$746,214

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2025	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222
Total gains (losses):
Net realized gain (loss)(A)	(8,513)	—	—	5,404	64,827	61,718
Net unrealized appreciation (depreciation)(B)	(10,011)	(252)	(23)	7,513	6,432	3,659
Reversal of prior period net depreciation (appreciation) on realization(B)	9,612	295	—	(5,404)	(60,010)	(55,507)
New investments, repayments and settlements: (C)
Issuances/originations	212,754	47,827	345	6,262	915	268,103
Settlements/repayments	(221,130)	(17,287)	—	—	—	(238,417)
Net proceeds from sales	—	—	—	(19,404)	(70,160)	(89,564)
Transfers	(8,500)	—	—	—	8,500	—
Fair Value as of June 30, 2025	$529,149	$144,299	$354	$25,717	$46,695	$746,214

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2024	$563,849	$140,409	$33	$32,598	$54,435	$791,324
Total gains (losses):
Net realized gain (loss)(A)	(50)	—	—	—	1,465	1,415
Net unrealized appreciation (depreciation)(B)	(6,748)	727	—	367	9,213	3,559
Reversal of prior period net depreciation (appreciation) on realization(B)	(33)	(58)	—	—	—	(91)
New investments, repayments and settlements: (C)
Issuances/originations	26,964	20,132	—	—	750	47,846
Settlements/repayments	(41,749)	(43,335)	—	—	—	(85,084)
Net proceeds from sales	50	—	—	—	(1,484)	(1,434)
Fair Value as of June 30, 2024	$542,283	$117,875	$33	$32,965	$64,379	$757,535

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	(50)	—	—	219	1,724	1,893
Net unrealized appreciation (depreciation)(B)	(1,750)	2,270	9	(3,270)	24,804	22,063
Reversal of prior period net depreciation (appreciation) on realization(B)	(52)	99	—	130	(283)	(106)
New investments, repayments and settlements: (C)
Issuances/originations	106,939	35,494	—	10,000	750	153,183
Settlements/repayments	(73,555)	(47,842)	—	—	—	(121,397)
Net proceeds from sales	50	—	—	(969)	(1,744)	(2,663)
Fair Value as of June 30, 2024	$542,283	$117,875	$33	$32,965	$64,379	$757,535
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

Investment Activity
Proprietary Investments
As of June 30, 2025 and September 30, 2024, we held 49 and 47 proprietary investments with an aggregate fair value of $747.5 million and $792.9 million, or 99.5% and 99.6% of the total investment portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the nine months ended June 30, 2025:

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
•In November 2024, we invested an additional $28.9 million in Giving Home Healthcare, LLC (“Giving Home”), an existing portfolio company, through secured first lien debt. In June 2025, we invested an additional $7.0 million in Giving Home through secured first lien debt.
•In November 2024, we invested $10.5 million in Wings ‘N More Restaurants, LLC (“Wings”) through secured first lien debt. We also extended Wings a $1.5 million secured first lien line of credit commitment and a $5.0 million secured first lien delayed draw term loan commitment, both of which were unfunded at close.
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
•In April 2025, our $42.2 million debt investment in SpaceCo Holdings, LLC paid off at par.
•In April 2025, our investment in Eegees, LLC was restructured as part of the bankruptcy process resulting in a new $12.8 million first lien debt investment and a new $8.5 million common equity investment in Eegee Acquisition Corporation. In conjunction with the restructuring, we recorded a net realized loss of approximately $4.4 million.
•In May 2025, we invested $46.0 million in Altior Healthcare, LLC through secured first lien debt.
•In June 2025, our $36.1 million debt investment in Cafe Zupas paid off at par. We also received a $0.4 million prepayment penalty in conjunction with the payoff.

•In June 2025, we invested $12.6 million in RF Technologies, LLC through secured first lien debt. We also extended RF Technologies, LLC a $3.5 million secured first lien line of credit commitment which was unfunded as of June 30, 2025.

Syndicated Investments
As of June 30, 2025 and September 30, 2024, we held two syndicated investments with an aggregate fair value of $3.8 million and $3.3 million, or 0.5% and 0.4% of the total investment portfolio at fair value, respectively.
Investment Concentrations
As of June 30, 2025, our investment portfolio consisted of investments in 51 portfolio companies located in 22 states in 14 different industries, with an aggregate fair value of $751.3 million. The five largest investments at fair value as of June 30, 2025 totaled $189.7 million, or 25.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2024 totaling $232.7 million, or 29.2% of our total investment portfolio. As of June 30, 2025 and September 30, 2024, our average investment by obligor was $15.3 million and $15.7 million at cost, respectively.
The following table outlines our investments by security type as of June 30, 2025 and September 30, 2024:

	June 30, 2025				September 30, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$555,347	71.4%	$529,149	70.4%	$580,736	75.3%	$554,937	69.7%
Secured second lien debt	144,231	18.5	144,299	19.2	113,691	14.8	113,716	14.3
Unsecured debt	543	0.1	354	0.1	198	0.0	32	0.0
Total debt investments	700,121	90.0	673,802	89.7	694,625	90.1	668,685	84.0
Preferred equity	37,279	4.8	25,717	3.4	45,017	5.8	31,346	3.9
Common equity/equivalents	40,451	5.2	51,741	6.9	31,369	4.1	96,229	12.1
Total equity investments	77,730	10.0	77,458	10.3	76,386	9.9	127,575	16.0
Total Investments	$777,851	100.0%	$751,260	100.0%	$771,011	100.0%	$796,260	100.0%
Our investments at fair value consisted of the following industry classifications as of June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, Education, and Childcare	$272,883	36.3%	$101,707	12.8%
Diversified/Conglomerate Manufacturing	174,470	23.2	160,264	20.1
Diversified/Conglomerate Service	110,727	14.7	179,032	22.5
Beverage, Food, and Tobacco	56,001	7.5	88,327	11.1
Automobile	27,147	3.6	28,286	3.6
Machinery	25,831	3.4	21,816	2.7
Cargo Transportation	20,000	2.7	20,200	2.5
Oil and Gas	18,463	2.5	20,554	2.6
Aerospace and Defense	16,975	2.3	153,096	19.2
Personal and Non-Durable Consumer Products	12,743	1.7	13,586	1.7
Printing and Publishing	5,445	0.7	4,312	0.5
Other, < 2.0%	10,575	1.4	5,080	0.7
Total Investments	$751,260	100.0%	$796,260	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of June 30, 2025 and September 30, 2024:

	June 30, 2025		September 30, 2024
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$247,674	33.0%	$314,010	39.4%
Midwest	229,178	30.5	192,897	24.2
West	218,612	29.1	249,082	31.3
Northeast	55,796	7.4	40,271	5.1
Total Investments	$751,260	100.0%	$796,260	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2025:

		Amount
For the remaining three months ending September 30:	2025(A)	$4,951
For the fiscal years ending September 30:	2026	71,503
	2027	160,622
	2028	204,797
	2029	105,614
	Thereafter	153,214
	Total contractual repayments	$700,701
	Adjustments to cost basis of debt investments	(580)
	Investments in equity securities	77,730
	Investments held as of June 30, 2025 at cost:	$777,851
(A)Includes debt investments with contractual principal amounts totaling $0.5 million for which the maturity date has passed as of June 30, 2025.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2025 and September 30, 2024, we had gross receivables from portfolio companies of $2.4 million and $1.7 million, respectively. The allowance for uncollectible receivables was $0.1 million and $75 thousand as of June 30, 2025 and September 30, 2024, respectively.
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
David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of June 30, 2025, is 100% indirectly owned by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Effective July 10, 2025, Erich Hellmold was appointed as our co-general counsel and co-secretary. He was also appointed to the same roles for our Adviser and Administrator.
The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Average total assets subject to base management fee(A)(B)	$764,800	$790,629	$787,733	$772,800
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%
Base management fee(C)	$3,346	$3,459	$10,339	$10,143
Portfolio company fee credit	(1,089)	(575)	(3,897)	(2,451)
Syndicated loan fee credit	(11)	(25)	(32)	(83)
Net Base Management Fee	$2,246	$2,859	$6,410	$7,609
Loan servicing fee(C)	2,154	2,250	6,610	6,638
Credit to base management fee - loan servicing fee(C)	(2,154)	(2,250)	(6,610)	(6,638)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(C)	2,594	3,076	7,705	8,729
Incentive fee credit	(679)	—	(2,341)	(94)
Net Incentive Fee	$1,915	$3,076	$5,364	$8,635
Portfolio company fee credit	(1,089)	(575)	(3,897)	(2,451)
Syndicated loan fee credit	(11)	(25)	(32)	(83)
Incentive fee credit	(679)	—	(2,341)	(94)
Credits to Fees From Adviser - other(C)	$(1,779)	$(600)	$(6,270)	$(2,628)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the three and nine months ended June 30, 2025 and 2024.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2025, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2025.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the three and nine months ended June 30, 2025 and 2024.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and co-general counsels and co-secretaries and their respective staffs. David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which, as of June 30, 2025, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Effective July 10, 2025, Erich Hellmold was appointed as our co-general counsel and co-secretary. He was also appointed to the same roles for our Adviser and Administrator.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2026.
Transactions with Gladstone Securities, LLC
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.1 million and $0.5 million during the three and nine months ended June 30, 2025, respectively, and $0.2 million and $0.3 million during the three and nine months ended June 30, 2024, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6—Cumulative Redeemable Preferred Stock Offering). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (the “Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the three and nine months ended June 30, 2025, we paid Gladstone Securities selling commissions and dealer manager fees totaling $0.3 million and $0.7 million, respectively, related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. During the three and nine months ended June 30, 2024, we paid Gladstone Securities selling commissions and dealer manager fees totaling $0.4 million and $0.6 million, respectively.
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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2025	September 30, 2024
Base management fee due to (from) Adviser	$91	$809
Loan servicing fee due to Adviser	473	509
Incentive fee due to Adviser	1,915	2,571
Total fees due to Adviser	2,479	3,889
Fee due to Administrator	1,007	569
Total Related Party Fees Due	$3,486	$4,458
In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2025 and September 30, 2024 totaled $0.1 million and $52 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $0.1 million and $75 thousand as of June 30, 2025 and September 30, 2024, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2025 and September 30, 2024.
NOTE 5. BORROWINGS
Revolving Line of Credit

On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”). On June 23, 2025, we, through Business Loan, entered into Amendment No. 9 to the Credit Facility.
As of June 30, 2025, our Credit Facility had a total commitment amount of $320.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027, and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2025	September 30, 2024
Commitment amount	$320,000	$293,659
Line of credit outstanding, at cost	27,500	70,600
Availability(A)	277,744	200,381

For the Three Months Ended June 30,		For the Nine Months Ended June 30,
2025	2024	2025	2024

Weighted average borrowings outstanding, at cost	$6,558	$76,843	$28,711	$71,809
Weighted average interest rate(B)	58.3%	10.5%	17.3%	10.7%
Commitment (unused) fees incurred	$724	$396	$2,013	$1,146
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2025 and September 30, 2024.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after June 23, 2025 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $500.0 million as of June 30, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2025, and as defined in our Credit Facility, we had a net worth of $727.0 million, asset coverage on our “senior securities representing indebtedness” of 267.9%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of June 30, 2025. As of June 30, 2025, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2025, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.60% per annum, plus a 1.00% unused commitment fee. As of September 30, 2024, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2025 and September 30, 2024, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2025 and September 30, 2024, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2025 and 2024:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2025	September 30, 2024
Credit Facility	$27,500	$70,600

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2025	2024
Fair value as of March 31, 2025 and 2024, respectively	$25,149	$117,200
Borrowings	63,500	45,200
Repayments	(61,100)	(96,600)
Net unrealized appreciation	(49)	—
Fair Value as of June 30, 2025 and 2024, respectively	$27,500	$65,800

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2025	2024
Fair value as of September 30, 2024 and 2023, respectively	$70,600	$47,800
Borrowings	212,000	179,500
Repayments	(255,100)	(161,500)
Net unrealized appreciation	—	—
Fair Value as of June 30, 2025 and 2024, respectively	$27,500	$65,800
The fair value of the collateral under our Credit Facility totaled approximately $667.7 million and $714.4 million as of June 30, 2025 and September 30, 2024, respectively.
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
The fair value, based on the last quoted closing price, of the 2028 Notes as of June 30, 2025 was $58.3 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy. The fair value, based on a DCF analysis, of the 2027 Notes as of June 30, 2025 was $47.7 million. The fair value, based on a DCF analysis, of the 2026 Notes as of June 30, 2025 was $148.8 million. We consider the 2027 Notes and 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
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

The Series A Preferred Stock is currently being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated November 22, 2024, and a base prospectus dated January 17, 2024. As of June 30, 2025, we had a remaining capacity to sell up to an additional 5,352,180 of Series A Preferred Shares under the Dealer Manager Agreement.

During the three and nine months ended June 30, 2025, we sold 127,427 and 300,689 shares of Series A Preferred Stock, respectively, for gross proceeds of $3.2 million and $7.5 million, respectively, and net proceeds of $2.9 million and $6.7 million, respectively. During the three and nine months ended June 30, 2024, we sold 179,473 and 249,517 shares of Series A Preferred Stock, respectively, for gross proceeds of $4.5 million and $6.2 million, respectively, and net proceeds of $4.0 million and $5.6 million, respectively. During the three and nine months ended June 30, 2025, we redeemed 2,800 shares of Series A Preferred Stock for a total gross cost of $70 thousand. There were no redemptions of Series A Preferred Stock during the three and nine months ended June 30, 2024. There were 647,820 and 349,931 shares of Series A Preferred Stock outstanding as of June 30, 2025 and September 30, 2024, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Series A Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $0.2 million and $0.6 million during the three and nine months ended June 30, 2025, respectively, and $88 thousand and $96 thousand during the three and nine months ended June 30, 2024, respectively.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of June 30, 2025 was 253.7%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We paid cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the three and nine months ended June 30, 2025.
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

Common Stock At-the-Market Offerings

In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the three and nine months ended June 30, 2025, we sold 0 and 99,265 shares of our common stock, respectively, under the 2024 ATM Program, at a weighted-average price of $24.90 per share and raised $2.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $2.4 million. As of June 30, 2025, we had a remaining capacity to sell up to an additional $136.5 million of our common stock under the 2024 ATM Program.

Shelf Registration Statement

Our 2024 Registration Statement, which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2025, we had the ability to issue up to $681.3 million in securities under the 2024 Registration Statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator: basic and diluted net increase (decrease) in net assets resulting from operations per common share	$7,448	$19,056	$43,220	$62,689
Denominator: basic and diluted weighted average common share	22,329,852	21,754,456	22,323,668	21,754,451
Basic and diluted net increase (decrease) in net assets resulting from operations per common share	$0.33	$0.88	$1.93	$2.88
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

We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2025 and 2024:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2025	October 8, 2024	October 22, 2024	October 31, 2024	$0.165
	October 8, 2024	November 20, 2024	November 29, 2024	0.165
	November 12, 2024	December 4, 2024	December 18, 2024(A)	0.400
	October 8, 2024	December 20, 2024	December 31, 2024	0.165
	January 14, 2025	January 24, 2025	January 31, 2025	0.165
	January 14, 2025	February 19, 2025	February 28, 2025	0.165
	January 14, 2025	March 19, 2025	March 31, 2025	0.165
	April 8, 2025	April 21, 2025	April 30, 2025	0.165
	April 8, 2025	May 21, 2025	May 30, 2025	0.165
	April 8, 2025	June 20, 2025	June 30, 2025	0.165
	Nine Months Ended June 30, 2025:			$1.89

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share(B)
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.165
	October 10, 2023	November 20, 2023	November 30, 2023	0.165
	October 10, 2023	December 18, 2023	December 29, 2023	0.165
	January 9, 2024	January 23, 2024	January 31, 2024	0.165
	January 9, 2024	February 21, 2024	February 29, 2024	0.165
	January 9, 2024	March 21, 2024	March 29, 2024	0.165
	April 9, 2024	April 19, 2024	April 30, 2024	0.165
	April 9, 2024	May 17, 2024	May 31, 2024	0.165
	April 9, 2024	June 19, 2024	June 28, 2024	0.165
	Nine Months Ended June 30, 2024:			$1.49
(A)    Represents a supplemental distribution to common stockholders.
(B)    Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2 - Summary of Significant Accounting Policies.

Aggregate distributions declared and paid to our common stockholders were approximately $42.1 million and $32.3 million for the nine months ended June 30, 2025 and 2024, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2024, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $6.6 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.

For the nine months ended June 30, 2025 and the fiscal year ended September 30, 2024, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2025	Year Ended September 30, 2024
Undistributed net investment income	$(947)	$(1,299)
Accumulated net realized gain (loss)	1,053	1,310
Capital in excess of par value	(106)	(11)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2025 and September 30, 2024, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million and $0.1 million as of June 30, 2025 and September 30, 2024, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2025 and September 30, 2024 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2025 and September 30, 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2025	September 30, 2024
Unused line of credit commitments(A)	$40,326	$42,601
Delayed draw term loans(A)	7,500	14,150
Uncalled capital commitment	843	843
Total	$48,669	$57,594
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Per Common Share Data:
Net asset value at beginning of period(A)	$21.41	$19.80	$21.18	$18.79
Income from operations(B)
Net investment income	0.50	0.57	1.50	1.61
Net realized and unrealized gain (loss) on investments	(0.18)	0.22	0.43	1.09
Net realized and unrealized gain (loss) on other	0.01	0.09	—	0.18
Total from operations	0.33	0.88	1.93	2.88
Distributions to common stockholders from(B)(C)
Net investment income	(0.49)	(0.50)	(1.49)	(1.49)
Realized gains	—	—	(0.40)	—
Total distributions	(0.49)	(0.50)	(1.89)	(1.49)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	—	0.02	—
Total capital share transactions	—	—	0.02	—
Other, net	—	—	$0.01	$—
Net asset value at end of period(A)	$21.25	$20.18	$21.25	$20.18
Per common share market value at beginning of period	$27.46	$21.46	$24.05	$19.28
Per common share market value at end of period	26.97	23.27	26.97	23.27
Total return(E)	0.08%	10.85%	20.16%	29.44%
Common stock outstanding at end of period(A)	22,329,852	21,754,449	22,329,852	21,754,449
Statement of Assets and Liabilities Data:
Net assets at end of period	$474,454	$439,078	$474,454	$439,078
Average net assets(F)	474,342	437,639	478,420	425,041
Senior Securities Data:
Borrowings under line of credit, at cost	27,500	65,800	27,500	65,800
Preferred Stock	16,196	6,238	16,196	6,238
Notes Payable	257,000	257,000	257,000	257,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	8.74%	12.15%	8.76%	11.86%
Ratio of net investment income to average net assets – annualized(I)	9.52%	11.33%	9.41%	11.01%
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
(D)    During the nine months ended June 30, 2025, the anti-dilution was a result of issuing common shares during the period at a price above the then current NAV per share.
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 12.09% and 12.38% for the three and nine months ended June 30, 2025, respectively, and 14.79% and 14.80% for the three and nine months ended June 30, 2024, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.22% and 5.84% for the three and nine months ended June 30, 2025, respectively, and 8.74% and 8.13% for the three and nine months ended June 30, 2024, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity

In July 2025, our $3.7 million debt investment in 8th Avenue Food and Provisions, Inc. paid off at par.

In July 2025, we invested $25.0 million in MASSiv Brands, LLC through secured first lien debt.

In July 2025, we invested $15.0 million in Alsay, Inc. through secured second lien debt and preferred equity.

In July 2025, we invested $23.7 million in Snif-Snax, LLC through secured first lien debt and preferred equity.

In July 2025, we invested $13.0 million in a precision manufacturing business through secured first lien debt and common equity. We also extended this business a $4.0 million secured first lien line of credit commitment, which was unfunded at close.

In August 2025, we invested an additional $16.6 million in OCI, LLC, an existing portfolio company, through secured first lien debt and common equity.
Distributions and Dividends
On July 10, 2025, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2025	July 31, 2025	$0.165
August 20, 2025	August 29, 2025	0.165
September 22, 2025	September 30, 2025	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Series A Preferred Stock
July 25, 2025	August 4, 2025	$0.130208
August 27, 2025	September 5, 2025	0.130208
September 24, 2025	October 3, 2025	0.130208
	Total for the Quarter:	$0.390624

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2025, our investment portfolio was made up of approximately 90.0% debt investments and 10.0% equity investments, at cost.
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
During the nine months ended June 30, 2025, we invested $204.0 million in ten new portfolio companies and extended $66.1 million in investments to existing portfolio companies. In addition, we exited eight portfolio companies during the nine months ended June 30, 2025. We received a total of $328.8 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the nine months ended June 30, 2025. Our overall portfolio consists of 51 portfolio companies as of June 30, 2025 and increased by $6.8 million at cost since September 30, 2024. From our initial public offering in August 2001 through June 30, 2025, we have made 695 different loans to, or investments in, 287 companies for a total of approximately $3.0 billion, before giving effect to principal repayments on investments and divestitures.
During the nine months ended June 30, 2025, the following significant transactions occurred:
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
•In November 2024, we invested an additional $28.9 million in Giving Home Healthcare, LLC (“Giving Home”), an existing portfolio company, through secured first lien debt. In June 2025, we invested an additional $7.0 million in Giving Home through secured first lien debt.
•In November 2024, we invested $10.5 million in Wings ‘N More Restaurants, LLC (“Wings”) through secured first lien debt. We also extended Wings a $1.5 million secured first lien line of credit commitment and a $5.0 million secured first lien delayed draw term loan commitment, both of which were unfunded at close.
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
•In April 2025, our $42.2 million debt investment in SpaceCo Holdings, LLC paid off at par.

•In April 2025, our investment in Eegees, LLC was restructured as part of the bankruptcy process resulting in a new $12.8 million first lien debt investment and a new $8.5 million common equity investment in Eegee Acquisition Corporation. In conjunction with the restructuring, we recorded a net realized loss of approximately $4.4 million.
•In May 2025, we invested $46.0 million in Altior Healthcare, LLC through secured first lien debt.
•In June 2025, our $36.1 million debt investment in Cafe Zupas paid off at par. We also received a $0.4 million prepayment penalty in conjunction with the payoff.
•In June 2025, we invested $12.6 million in RF Technologies, LLC through secured first lien debt. We also extended RF Technologies, LLC a $3.5 million secured first lien line of credit commitment which was unfunded as of June 30, 2025.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2027, and currently have a total commitment amount of $320.0 million. In August 2023, we completed an offering of $57.0 million aggregate principal amount of the 2028 Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
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
On June 30, 2025, the closing market price of our common stock was $26.97 per share, a 26.9% premium to our June 30, 2025 NAV per share of $21.25.
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
As of June 30, 2025, our asset coverage on our “senior securities representing indebtedness” was 267.9% and our asset coverage on our “senior securities that are stock” was 253.7%.

Recent Developments
Distributions
On July 10, 2025, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 21, 2025	July 31, 2025	$0.165
August 20, 2025	August 29, 2025	0.165
September 22, 2025	September 30, 2025	0.165
	Total for the Quarter:	$0.495

Record Date	Payment Date	Distribution per Series A Preferred Stock
July 25, 2025	August 4, 2025	$0.130208
August 27, 2025	September 5, 2025	0.130208
September 24, 2025	October 3, 2025	0.130208
	Total for the Quarter:	$0.390624

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
INVESTMENT INCOME
Interest income	$20,853	$23,199	$(2,346)	(10.1)%
Success fee, dividend, and other income	804	2,490	(1,686)	(67.7)
Total investment income	21,657	25,689	(4,032)	(15.7)
EXPENSES
Base management fee	3,346	3,459	(113)	(3.3)
Loan servicing fee	2,154	2,250	(96)	(4.3)
Incentive fee	2,594	3,076	(482)	(15.7)
Administration fee	464	477	(13)	(2.7)
Interest expense on line of credit and notes payable	4,451	5,509	(1,058)	(19.2)
Amortization of deferred financing costs	609	453	156	34.4
Other expenses	678	922	(244)	(26.5)
Expenses, before credits from Adviser	14,296	16,146	(1,850)	(11.5)
Credit to base management fee – loan servicing fee	(2,154)	(2,250)	96	(4.3)
Credits to fees from Adviser – other	(1,779)	(600)	(1,179)	NM
Total expenses, net of credits	10,363	13,296	(2,933)	(22.1)
NET INVESTMENT INCOME	11,294	12,393	(1,099)	(8.9)
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	(3,708)	1,417	(5,125)	NM
Net realized gain (loss) on other	88	1,898	(1,810)	(95.4)
Net unrealized appreciation (depreciation) of investments	(34)	3,436	(3,470)	NM
Net unrealized appreciation of other	49	—	49	NM
Net gain (loss) from investments and other	(3,605)	6,751	(10,356)	NM
PREFERRED STOCK DIVIDENDS	241	88	153	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$7,448	$19,056	$(11,608)	(60.9)%
NM - Not Meaningful

Investment Income
Interest income decreased by 10.1% for the three months ended June 30, 2025, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2025 was $647.2 million, compared to $664.6 million for the three months ended June 30, 2024, a decrease of $17.4 million, or 2.6%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 12.8% for the three months ended June 30, 2025, compared to 13.9% for the three months ended June 30, 2024, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of June 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $11.5 million, or 1.7% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.

Success fee, dividend and other income decreased by 67.7% during the three months ended June 30, 2025, as compared to the prior year period, primarily due to decreases in dividend income and prepayment fees received period over period.
As of June 30, 2025, no single investment represented greater than 10% of the total investment portfolio at fair value. As of September 30, 2024, our investment in Antenna Research Associates, Inc. represented 11.4% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $2.9 million, or 22.1%, for the three months ended June 30, 2025, as compared to the prior year period. This decrease was primarily due to a $1.2 million decrease in the net incentive fee earned by the Adviser, a $1.1 million decrease in interest expense, and a $0.6 million decrease in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable decreased by $1.1 million, or 19.2%, during the three months ended June 30, 2025, driven by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in the effective interest rate on our Credit Facility. Interest expense on our Credit Facility decreased by $1.1 million due primarily to a decrease in the weighted average balance outstanding which was $6.6 million during the three months ended June 30, 2025, as compared to $76.8 million in the prior year period, a decrease of 91.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 58.3% during the three months ended June 30, 2025, compared to 10.5% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.3 million increase in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by a decrease in interest rates on the drawn portion of the Credit Facility during the three months ended June 30, 2025.
The net base management fee earned by the Adviser decreased by $0.6 million, or 21.4%, for the three months ended June 30, 2025, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees period over period.
The income-based incentive fee decreased by $0.5 million, or 15.7%, for the three months ended June 30, 2025, primarily due to lower pre-incentive fee net investment income as compared to the prior year period. During the three months ended June 30, 2025, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.7 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. There were no such credits during the three months ended June 30, 2024.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2025	2024
Average total assets subject to base management fee(A)(B)	$764,800	$790,629
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(C)	$3,346	$3,459
Portfolio company fee credit	(1,089)	(575)
Syndicated loan fee credit	(11)	(25)
Net Base Management Fee	$2,246	$2,859
Loan servicing fee(C)	2,154	2,250
Credit to base management fee - loan servicing fee(C)	(2,154)	(2,250)
Net Loan Servicing Fee	$—	$—
Incentive fee(C)	2,594	3,076
Incentive fee credit	(679)	—
Net Incentive Fee	$1,915	$3,076
Portfolio company fee credit	(1,089)	(575)
Syndicated loan fee credit	(11)	(25)
Incentive fee credit	(679)	—
Credits to Fees From Adviser - other(C)	$(1,779)	$(600)
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
Net Realized Gain (Loss) on Investments
For the three months ended June 30, 2025, we recorded a net realized loss on investments of $3.7 million, which resulted primarily from a $4.4 million realized loss recognized on the restructure of our investment in Eegee’s LLC, partially offset by a $0.7 million realized gain recognized on our investment in Giving Home Health Care, LLC.
For the three months ended June 30, 2024, we recorded a net realized gain on investments of $1.4 million, which resulted primarily from a $1.5 million realized gain recognized on our investment in Giving Home Health Care, LLC.

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended June 30, 2025, we recorded net unrealized depreciation of investments in the aggregate amount of $34 thousand. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2025 were as follows:

	Three Months Ended June 30, 2025
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Engineering Manufacturing Technologies, LLC	$—	$2,249	$—	$2,249
Arc Drilling Holdings LLC	—	1,800	—	1,800
Eegee's LLC	(4,439)	—	6,205	1,766
Encore Dredging Holdings, LLC	—	947	—	947
Technical Resource Management, LLC	—	686	—	686
Viron International Corp.	—	(242)	—	(242)
Giving Home Health Care, LLC	731	(980)	—	(249)
Canopy Safety Brands, LLC	—	(336)	—	(336)
Quality Environmental Midco, Inc.	—	(388)	—	(388)
NeoGraf Solutions, LLC	—	(556)	—	(556)
Defiance Integrated Technologies, Inc.	—	(853)	—	(853)
Axios Industrial Group, LLC	—	(988)	—	(988)
Eegee Acquisition Corp.	—	(3,327)	—	(3,327)
Lonestar EMS, LLC	—	(4,014)	—	(4,014)
Other, net (<$500)	—	(380)	143	(237)
Total:	$(3,708)	$(6,382)	$6,348	$(3,742)

The primary driver of net unrealized depreciation of $34 thousand for the three months ended June 30, 2025 was the decline in the financial and operational performance of Lonestar EMS, LLC and Eegee Acquisition Corp., partially offset by the reversal of unrealized depreciation recognized on our investment in Eegee’s LLC.

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

Comparison of the Nine Months Ended June 30, 2025 to the Nine Months Ended June 30, 2024

	Nine Months Ended June 30,
	2025	2024	$ Change	% Change
INVESTMENT INCOME
Interest income	$63,511	$69,910	$(6,399)	(9.2)%
Success fee, dividend, and other income	1,675	2,997	(1,322)	(44.1)
Total investment income	65,186	72,907	(7,721)	(10.6)
EXPENSES
Base management fee	10,339	10,143	196	1.9
Loan servicing fee	6,610	6,638	(28)	(0.4)
Incentive fee	7,705	8,729	(1,024)	(11.7)
Administration fee	1,400	1,400	—	—
Interest expense on line of credit and notes payable	14,213	16,273	(2,060)	(12.7)
Amortization of deferred financing costs	1,654	1,323	331	25.0
Other expenses	2,382	2,563	(181)	(7.1)
Expenses, before credits from Adviser	44,303	47,069	(2,766)	(5.9)
Credit to base management fee – loan servicing fee	(6,610)	(6,638)	28	(0.4)
Credits to fees from Adviser – other	(6,270)	(2,628)	(3,642)	NM
Total expenses, net of credits	31,423	37,803	(6,380)	(16.9)
NET INVESTMENT INCOME	33,763	35,104	(1,341)	(3.8)
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	61,718	1,895	59,823	NM
Net realized gain (loss) on other	182	3,850	(3,668)	(95.3)
Net unrealized appreciation (depreciation) of investments	(51,840)	21,936	(73,776)	NM
Net unrealized appreciation of other	—	—	—	NM
Net gain (loss) from investments and other	10,060	27,681	(17,621)	(63.7)
PREFERRED STOCK DIVIDENDS	603	96	507	NM
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$43,220	$62,689	$(19,469)	(31.1)%
NM - Not Meaningful

Investment Income
Interest income decreased by 9.2% for the nine months ended June 30, 2025, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2025 was $657.3 million, compared to $667.5 million for the nine months ended June 30, 2024, a decrease of $10.2 million, or 1.5%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 12.8% for the nine months ended June 30, 2025, compared to 13.9% for the nine months ended June 30, 2024, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of June 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $11.5 million, or 1.7% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.
Other income decreased by 44.1% during the nine months ended June 30, 2025, as compared to the prior year period, primarily due to a decrease in dividend income period over period.

As of June 30, 2025, no single investment represented greater than 10% of the total investment portfolio at fair value. As of September 30, 2024, our investment in Antenna Research Associates, Inc. represented 11.4% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $6.4 million, or 16.9%, for the nine months ended June 30, 2025, as compared to the prior year period. This decrease was primarily due to a $3.3 million decrease in the net incentive fee earned by the Adviser, a $2.1 million decrease in interest expense, and a $1.2 million decrease in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable decreased by $2.1 million, or 12.7%, during the nine months ended June 30, 2025, driven by a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in the effective interest rate on our Credit Facility. Interest expense on our Credit Facility decreased by $2.1 million due primarily to a decrease in the weighted average balance outstanding which was $28.7 million during the nine months ended June 30, 2025, as compared to $71.8 million in the prior year period, a decrease of 60.0%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 17.3% during the nine months ended June 30, 2025, compared to 10.7% during the prior year period. The increase in the effective interest rate was driven primarily by a $0.9 million increase in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by a decrease in interest rates on the drawn portion of the Credit Facility during the nine months ended June 30, 2025 as compared to the prior year period.
The net base management fee earned by the Adviser decreased by $1.2 million, or 15.8%, for the nine months ended June 30, 2025, as compared to the prior year period, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees period over period, partially offset by an increase in average total assets subject to the base management fee.
The income-based incentive fee decreased by $1.0 million, or 11.7%, for the nine months ended June 30, 2025, primarily due to lower pre-incentive fee net investment income as compared to the prior year period. During the nine months ended June 30, 2025 and 2024, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $2.3 million and $0.1 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2025	2024
Average total assets subject to base management fee(A)(B)	$787,733	$772,800
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%
Base management fee(C)	$10,339	$10,143
Portfolio company fee credit	(3,897)	(2,451)
Syndicated loan fee credit	(32)	(83)
Net Base Management Fee	$6,410	$7,609
Loan servicing fee(C)	6,610	6,638
Credit to base management fee - loan servicing fee(C)	(6,610)	(6,638)
Net Loan Servicing Fee	$—	$—
Incentive fee(C)	7,705	8,729
Incentive fee credit	(2,341)	(94)
Net Incentive Fee	$5,364	$8,635
Portfolio company fee credit	(3,897)	(2,451)
Syndicated loan fee credit	(32)	(83)
Incentive fee credit	(2,341)	(94)
Credits to Fees From Adviser - other(C)	$(6,270)	$(2,628)
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
Net Realized Gain (Loss) on Investments
For the nine months ended June 30, 2025, we recorded a net realized gain on investments of $61.7 million, which resulted from a $59.3 million realized gain recognized on the sale of our investment in Antenna Research Associates, Inc., a $4.7 million realized gain recognized on the partial sale of our common equity investment in Sokol, a $3.0 million realized gain recognized on our investment in MCG Energy Solutions, LLC, and a $2.5 million realized gain recognized on our investment in Salt & Straw, LLC, partially offset by a $4.4 million realized loss recognized on the restructure of our investment in Eegee’s LLC and a $4.1 million realized loss recognized on the sale of our investment in DKI Ventures, LLC.
For the nine months ended June 30, 2024, we recorded a net realized gain on investments of $1.9 million, which resulted primarily from a $1.5 million realized gain recognized on our investment in Giving Home Health Care, LLC, a $0.3 million realized gain recognized on the sale of our investment in PIC 360, LLC, and a $0.2 million realized gain recognized on our investment in Trowbridge Chicago, LLC.

Net Unrealized Appreciation (Depreciation) of Investments
During the nine months ended June 30, 2025, we recorded net unrealized depreciation of investments in the aggregate amount of $51.8 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2025 were as follows:

	Nine Months Ended June 30, 2025
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Sokol & Company Holdings, LLC	$4,748	$6,386	$(4,870)	$6,264
Antenna Research Associates, Inc.	59,348	—	(55,140)	4,208
Arc Drilling Holdings LLC	—	3,940	—	3,940
Encore Dredging Holdings, LLC	—	3,436	—	3,436
Giving Home Health Care, LLC	731	1,513	—	2,244
Torrent Photonics Holdco LLC	—	2,031	—	2,031
NeoGraf Solutions, LLC	—	1,754	—	1,754
TNCP Intermediate HoldCo, LLC	—	1,133	—	1,133
Eegee's LLC	(4,439)	(737)	6,205	1,029
Canopy Safety Brands, LLC	—	845	—	845
ENET Holdings, LLC	—	—	316	316
MCG Energy Solutions, LLC	2,954	(4)	(2,976)	(26)
Salt & Straw, LLC	2,450	108	(2,607)	(49)
Café Zupas	—	(371)	(153)	(524)
DKI Ventures, LLC	(4,074)	—	3,422	(652)
Axios Industrial Group, LLC	—	(1,002)	—	(1,002)
Technical Resource Management, LLC	—	(1,138)	—	(1,138)
WB Xcel Holdings, LLC	—	(2,088)	—	(2,088)
Lonestar EMS, LLC	—	(2,638)	—	(2,638)
Engineering Manufacturing Technologies, LLC	—	(2,840)	—	(2,840)
Defiance Integrated Technologies, Inc.	—	(2,949)	—	(2,949)
Eegee Acquisition Corp.	—	(3,327)	—	(3,327)
Other, net (<$500)	—	(385)	296	(89)
Total:	$61,718	$3,667	$(55,507)	$9,878

The primary driver of net unrealized depreciation of $51.8 million for the nine months ended June 30, 2025 was the reversal of unrealized appreciation from the exit of our investment in Antenna Research Associates, Inc., partially offset by the increase in the financial and operational performance of certain of our other portfolio companies.

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
Net cash provided by operating activities for the nine months ended June 30, 2025 was $91.1 million, as compared to net cash provided by operating activities of $8.9 million for the nine months ended June 30, 2024. The change was primarily due to an increase in principal repayments and net proceeds from sales period over period, partially offset by an increase in purchases of investments period over period. Repayments and net proceeds from sales were $329.0 million during the nine months ended June 30, 2025 compared to $127.5 million during the nine months ended June 30, 2024. Purchases of investments were $270.2 million during the nine months ended June 30, 2025, compared to $149.1 million during the nine months ended June 30, 2024.

As of June 30, 2025, we had loans to, syndicated participations in or equity investments in 51 companies, with an aggregate cost basis of approximately $777.9 million. As of September 30, 2024, we had loans to, syndicated participations in or equity investments in 49 companies, with an aggregate cost basis of approximately $771.0 million.
The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30,
	2025	2024
Beginning investment portfolio, at fair value	$796,260	$704,815
New investments	204,024	53,250
Disbursements to existing portfolio companies	66,139	95,872
Scheduled principal repayments on investments	(8,058)	(7,418)
Unscheduled principal repayments on investments	(231,200)	(113,528)
Net proceeds from sale of investments	(89,564)	(2,686)
Net unrealized appreciation (depreciation) of investments	3,667	22,038
Reversal of prior period depreciation (appreciation) of investments on realization	(55,507)	(102)
Net realized gain (loss) on investments	61,718	1,895
Increase in investments due to PIK(A)	2,940	4,060
Net change in premiums, discounts and amortization	841	(451)
Investment Portfolio, at Fair Value	$751,260	$757,745
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2025:

		Amount
For the remaining three months ending September 30:	2025(A)	$4,951
For the fiscal years ending September 30:	2026	71,503
	2027	160,622
	2028	204,797
	2029	105,614
	Thereafter	153,214
	Total contractual repayments	$700,701
	Adjustments to cost basis of debt investments	(580)
	Investments in equity securities	77,730
	Investments held as of June 30, 2025 at cost:	$777,851
(A)Includes debt investments with contractual principal amounts totaling $0.5 million for which the maturity date has passed as of June 30, 2025.

Financing Activities
Net cash used in financing activities for the nine months ended June 30, 2025 was $78.1 million, which consisted primarily of $43.1 million in net repayments on our Credit Facility and $42.1 million in distributions to our common stockholders.
Net cash used in financing activities for the nine months ended June 30, 2024 was $9.1 million, which consisted primarily of $32.3 million in distributions to our common stockholders, partially offset by $18.0 million in net borrowings on our Credit Facility and $5.6 million in net proceeds from sales of our Series A Preferred Stock.
Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.165 per common share for each month during the nine months ended June 30, 2025 and a supplemental distribution of $0.40 per common share in December 2024. In July 2025, our Board of Directors declared a monthly distribution of $0.165 per common share for each of July, August, and September 2025. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2025.

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

Preferred Stock Dividends

We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the nine months ended June 30, 2025. In July 2025, our Board of Directors declared monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each of July, August, and September 2025. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year.
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

Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2025, we had the ability to issue up to an additional $681.3 million in securities under the registration statement.
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
Revolving Line of Credit
On May 13, 2021, we, through Business Loan, entered into a ninth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”). On June 23, 2025, we, through Business Loan, entered into Amendment No. 9 to the Credit Facility.
As of June 30, 2025, our Credit Facility had a total commitment amount of $320.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027, and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2025 and September 30, 2024.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $500.0 million as of June 30, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2025, and as defined in our Credit Facility, we had a net worth of $727.0 million, asset coverage on our “senior securities representing indebtedness” of 267.9%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 33 obligors in our Credit Facility’s borrowing base as of June 30, 2025. As of June 30, 2025, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
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

Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of June 30, 2025 and September 30, 2024, we had off-balance sheet success fee receivables on our accruing debt investments of $5.7 million and $5.8 million (or approximately $0.26 per common share and $0.26 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of June 30, 2025 and September 30, 2024 to be immaterial.
The following table shows our contractual obligations as of June 30, 2025, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$27,500	$—	$27,500
Notes Payable	150,000	50,000	57,000	—	257,000
Interest expense on debt obligations(C)	15,690	20,223	7,287	—	43,200
Total	$165,690	$70,223	$91,787	$—	$327,700
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $48.7 million, at cost, as of June 30, 2025.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2025.
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
The following table reflects risk ratings for all proprietary loans in our portfolio as of June 30, 2025 and September 30, 2024, representing approximately 99.5% of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2025	As of September 30, 2024
Highest	10.0	10.0
Average	7.3	7.8
Weighted Average	8.2	8.1
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of June 30, 2025 and September 30, 2024, representing approximately 0.5% of the principal balance of all debt investments in our portfolio at the end of each period:

Rating	As of June 30, 2025	As of September 30, 2024
Highest	2.0	3.0
Average	2.0	3.0
Weighted Average	2.0	3.0
Lowest	2.0	3.0
There were no syndicated loans in our portfolio that were not rated by an NRSRO as of June 30, 2025 and September 30, 2024.
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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of June 30, 2025, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	90.1%
Fixed rates	9.9%
Total:	100.0%
There have been no material changes in the quantitative and qualitative market risk disclosures for the nine months ended June 30, 2025 from that disclosed in our Annual Report.
ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2025 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in this section and our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 9 to Sixth Amended and Restated Credit Agreement, dated as of June 23, 2025 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed June 25, 2025.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at June 30, 2025.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
______________________
* Filed herewith
+ Furnished herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2025 and September 30, 2024, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the nine months ended June 30, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2025 and 2024, (v) the Consolidated Schedules of Investments as of June 30, 2025 and September 30, 2024, and (vi) the Notes to Consolidated Financial Statements.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: August 4, 2025