Form 10-K
period 2025-09-30
GLADSTONE CAPITAL CORP
filed 2025-11-17
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025
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
The aggregate market value of the voting common stock held by non-affiliates of the Registrant on March 31, 2025, based on the closing price on that date of $27.46 per share on the Nasdaq Global Select Market was $589,377,217. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,593,069 shares of the Registrant’s common stock, $0.001 par value per share, outstanding as of November 14, 2025.
Documents Incorporated by Reference. Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Registrant’s 2026 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended September 30, 2025.

GLADSTONE CAPITAL CORPORATION
FORM 10-K FOR THE FISCAL YEAR ENDED
SEPTEMBER 30, 2025

FORWARD-LOOKING STATEMENTS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, changing interest rates, tariffs and trade wars and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors,” of this Annual Report on Form 10-K (this “Annual Report”). We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this Annual Report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the U.S. Securities and Exchange Commission’s (“SEC”) from time to time, including quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Annual Report are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).
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

Shares of our common stock trade on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “GLAD”. Our 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), our 3.75% notes due 2027 (the “2027 Notes”), and our 5.875% Convertible Notes due 2030 (the “2030 Convertible Notes”) are not listed or traded on any exchange or automated quotation system.

The outstanding shares and per share amounts of the Company’s common stock in this Annual Report have been retroactively adjusted for the 1-for-2 reverse stock split (the “Reverse Stock Split”) effected on April 4, 2024 (effective April 5, 2024 for trading purposes) for all activity prior to that date, unless stated otherwise.
Investment Adviser and Administrator
We are externally managed by the Adviser, an investment adviser registered with the SEC and an affiliate of ours, pursuant to an investment advisory and management agreement (as amended and/or restated from time to time, the “Advisory Agreement”). We have also entered into an administration agreement with Gladstone Administration, LLC (the “Administrator”), an affiliate of ours and the Adviser, whereby we pay separately for administrative services (the “Administration Agreement”). Each of the Adviser and the Administrator are privately-held companies that are indirectly owned by David Gladstone, our chairman and chief executive officer. Mr. Gladstone also serves on the board of directors of the Adviser, the board of managers of the Administrator, and as an executive officer of the Adviser and the Administrator. The Administrator employs, among others, our chief financial officer and treasurer, chief valuation officer, chief compliance officer, chief administrative officer, co-general counsels and co-secretaries (one of whom also serves as the president of the Administrator) and their respective staffs. The Adviser and Administrator have extensive experience in our lines of business and also provide investment advisory and administrative services, respectively, to our affiliates, including: Gladstone Commercial Corporation (“Gladstone Commercial”), a publicly-traded real estate investment trust; Gladstone Investment Corporation (“Gladstone Investment”), a publicly-traded BDC and RIC; Gladstone Land Corporation, a publicly-traded real estate investment trust (“Gladstone Land”); and Gladstone Alternative Income Fund, a registered, non-diversified, closed-end management investment company that operates as an interval fund (“Gladstone Alternative,” with “Gladstone Land,” “Gladstone Commercial,” and “Gladstone Investment,” collectively the “Affiliated Public Funds”). In the future, the Adviser and Administrator may provide investment advisory and administrative services, respectively, to other funds and companies, both public and private.
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
Investment Objectives and Strategy
Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness, and make distributions to stockholders; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We lend to borrowers that need funds for growth capital, to finance acquisitions, or to recapitalize or refinance their existing debt facilities. We seek to avoid investing in high-risk, early-stage enterprises. Our targeted portfolio companies are generally considered too small for the larger capital marketplace. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2025, our investment portfolio was made up of approximately 90.9% debt investments and 9.1% equity investments, at cost.
We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us an exemptive order (the “Co-Investment Order”) that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment, Gladstone Alternative and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. In September 2025, the SEC granted us a new Co-Investment Order that contains a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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
Since our initial public offering in 2001 and through September 30, 2025, we have invested in approximately 292 different companies. We expect that our investment portfolio will primarily include the following three categories of investments in private companies operating in the U.S.:
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
Investment Concentrations
As of September 30, 2025, our investment portfolio consisted of investments in 55 companies located in 22 states across 16 different industries, with an aggregate fair value of $859.1 million. The five largest investments at fair value as of September 30, 2025, totaled $196.5 million, or 22.9% of our total investment portfolio.
The following table outlines our investments by security type as of September 30, 2025 and 2024:

	September 30, 2025				September 30, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$646,131	73.7%	$622,371	72.4%	$580,736	75.3%	$554,937	69.7%
Secured second lien debt	149,937	17.1	150,542	17.5	113,691	14.8	113,716	14.3
Unsecured debt	555	0.1	333	0.1	198	0.0	32	0.0
Total debt investments	796,623	90.9	773,246	90.0	694,625	90.1	668,685	84.0
Preferred equity	37,429	4.3	31,214	3.6	45,017	5.8	31,346	3.9
Common equity/equivalents	42,562	4.8	54,664	6.4	31,369	4.1	96,229	12.1
Total equity investments	79,991	9.1	85,878	10.0	76,386	9.9	127,575	16.0
Total Investments	$876,614	100.0%	$859,124	100.0%	$771,011	100.0%	$796,260	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2025 and 2024:

Industry Classification	September 30, 2025		September 30, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, Education, and Childcare	$273,262	31.8%	$101,707	12.8%
Diversified/Conglomerate Manufacturing	202,466	23.6	160,264	20.1
Diversified/Conglomerate Service	152,042	17.7	179,032	22.5
Beverage, Food, and Tobacco	54,605	6.4	88,327	11.1
Home and Office Furnishings, Housewares and Durable Consumer Products	30,000	3.5	—	—
Automobile	27,361	3.2	28,286	3.6
Machinery	26,381	3.1	21,816	2.7
Personal, Food, and Miscellaneous Services	23,700	2.7	—	—
Cargo Transportation	20,000	2.3	20,200	2.5
Oil and Gas	17,512	2.0	20,554	2.6
Personal and Non-Durable Consumer Products	13,866	1.6	13,586	1.7
Printing and Publishing	5,809	0.7	4,312	0.5
Aerospace and Defense	1,184	0.1	153,096	19.2
Other, < 2.0%	10,936	1.3	5,080	0.7
Total Investments	$859,124	100.0%	$796,260	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2025 and 2024:

Location	September 30, 2025		September 30, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$287,371	33.5%	$314,010	39.4%
Midwest	237,417	27.6	192,897	24.2
West	233,564	27.2	249,082	31.3
Northeast	100,772	11.7	40,271	5.1
Total Investments	$859,124	100.0%	$796,260	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Process
Overview of Investment and Approval Process
To originate investments, the Adviser’s investment professionals use an extensive referral network comprised primarily of private equity sponsors, private credit managers, venture capitalists, leveraged buyout funds, investment bankers, attorneys, accountants, commercial bankers, and business brokers. The Adviser’s investment professionals review information received from these and other sources in search of potential financing opportunities. If a potential opportunity matches our investment objectives, the investment professionals will seek an initial screening of the opportunity with our president, Robert L. Marcotte, to authorize the submission of an indication of interest (“IOI”) to the prospective portfolio company. If the prospective portfolio company passes this initial screening and the IOI is accepted by the prospective company, the investment professionals will seek approval to issue a letter of intent (“LOI”) to the prospective company from the Adviser’s investment committee, which currently is comprised of David Gladstone, Robert L. Marcotte, Laura Gladstone, and John Sateri. If this LOI is issued, then the Adviser and Gladstone Securities, LLC (“Gladstone Securities”) (collectively, the “Due Diligence Team”) will conduct a due diligence investigation and create a detailed profile summarizing the prospective portfolio company’s historical financial statements, industry, competitive position and management team, analyzing its conformity to our general investment criteria. The investment professionals then present this profile to the Adviser’s investment committee, which must approve each investment.

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
Management Expertise
Our Adviser has a separate investment committee for the Company and each of the Affiliated Public Funds. The Adviser’s investment committee for the Company is comprised of Messrs. Gladstone, Marcotte and Sateri and Ms. Gladstone, each of whom have a wealth of experience in our area of operation. Ms. Gladstone and Messrs. Gladstone and Sateri also serve on the Adviser’s investment committee for the other Affiliated Public Funds. Ms. Gladstone has over 20 years of experience in investing in middle market companies and continues to hold the role of managing director with the Company and the Adviser. Each of Messrs. Gladstone, Marcotte and Sateri has over 30 years of experience in investing in middle market companies and with operating in the BDC marketplace in general. Mr. Gladstone also has principal management responsibility for the Adviser as its executive officer, and has worked at the Gladstone Companies for more than 20 years. These four individuals dedicate a significant portion of their time to managing our investment portfolio. Our senior management has extensive experience providing capital to lower middle market companies. In addition, we have access to the resources and expertise of the Adviser’s investment professionals and support staff who possess a broad range of transactional, financial, managerial, and investment skills.
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

Transactions with Related Parties
Investment Advisory and Management Agreement
In 2006, we entered into the Advisory Agreement, which was most recently amended and restated in January 2025. In accordance with the Advisory Agreement, we pay the Adviser fees as compensation for its services, consisting of a base management fee and an incentive fee. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of such party, unanimously approved the renewal of the Advisory Agreement through August 31, 2026. The Board of Directors considered the following factors as the basis for its decision to renew the Advisory Agreement: (1) the nature, extent and quality of services provided by the Adviser to our shareholders; (2) the investment performance of the Company and the Adviser; (3) the costs of the services to be provided and profits to be realized by the Adviser and its affiliates from the relationship with the Company; (4) the extent to which economies of scale will be realized as the Company and the Affiliated Public Funds grow and whether the fee level under the Advisory Agreement reflects the economies of scale for the Company’s investors; (5) the fee structure of the advisory and administrative agreements of comparable funds; (6) indirect profits to the Adviser created through the Company; and (7) in light of the foregoing considerations, the overall fairness of the advisory fees paid under the Advisory Agreement.
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

Base Management Fee
The base management fee is payable quarterly to the Adviser pursuant to our Advisory Agreement and is assessed at an annual rate of 1.75%, computed on the basis of the value of our average total assets at the end of the two most recently-completed quarters (inclusive of the current quarter), which are total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings and adjusted appropriately for any share issuances or repurchases during the period. Our Board of Directors may (as it has for the years ended September 30, 2025, 2024, and 2023) accept a non-contractual, unconditional and irrevocable credit from the Adviser to reduce the annual 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations.
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

Percentage of pre-incentive fee net investment income
allocated to income-related portion of incentive fee
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined below) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio's aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2025, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2025.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the years ended September 30, 2025 and 2024, which credits totaled $2.3 million and $0.2 million, respectively. There were no such credits during the year ended September 30, 2023.
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
Administration Agreement
We reimburse the Administrator pursuant to the Administration Agreement for our allocable portion of the Administrator’s expenses incurred while performing services to us, which are primarily rent and salaries and benefits expenses of the Administrator’s employees, including our chief financial officer and treasurer, chief compliance officer, chief valuation officer and co-general counsel and co-secretary (who also serves as the Administrator’s president), and their respective staffs.
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
Material U.S. Federal Income Tax Considerations
This is a general summary of certain material U.S. federal income tax considerations applicable to us, to our qualification and taxation as a RIC for U.S. federal income tax purposes under Subchapter M of the Code and to the ownership and disposition of our common stock. This summary does not purport to be a complete description of all of the tax considerations relating thereto. In particular, we have not described certain considerations that may be relevant to certain types of stockholders subject to special treatment under U.S. federal income tax laws. This summary does not discuss any aspect of state, local or foreign tax laws, or the U.S. estate or gift tax, and it does not discuss any tax considerations relevant to holders of our preferred stock or Notes. Stockholders and note holders are urged to consult their tax advisors regarding their particular situations and the possible applicability of federal, state, local, non-U.S. or other tax laws, and any proposed tax law changes.

A “U.S. stockholder” is a beneficial owner of our common stock that is for U.S. federal income tax purposes:
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
Qualification as a RIC
If we qualify as a RIC and meet the annual distribution requirement, we will not be subject to U.S. federal income tax on the portion of our Investment Company Taxable Income and net capital gain (realized net long term capital gain in excess of realized net short term capital loss) that we timely distribute (or are deemed to timely distribute) to our stockholders. If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2% of our net capital gains for the one-year period ending on October 31 of the calendar year (or November 30 or December 31 of that year if we are permitted to elect and so elect) and (3) any income realized, but not distributed, in the preceding period (to the extent that income tax was not imposed on such amounts), less certain reductions, as applicable (together, the “excise tax distribution requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the excise tax distribution requirements. For the calendar year ended December 31, 2024, we incurred $0.1 million in excise taxes. For the calendar years ended December 31, 2023 and 2022, we did not incur any excise taxes.
If we acquire debt obligations that (i) were originally issued at a discount, (ii) bear interest at rates that are not either fixed rates or certain qualified variable rates, or (iii) are not unconditionally payable at least annually over the life of the obligation, we will be required to include in taxable income each year a portion of the original issue discount (“OID”) that accrues over the life of the obligation. Additionally, PIK interest, which is computed at the contractual rate specified in a loan agreement and is added to the principal balance of a loan, is also a non-cash source of income that we are required to include in taxable income each year. Both OID and PIK income will be included in our Investment Company Taxable Income even though we receive no cash corresponding to such amounts. As a result, we may be required to make additional distributions corresponding to such OID and PIK amounts in order to satisfy the annual distribution requirement and to continue to qualify as a RIC or to avoid the imposition of federal income and excise taxes. In this event, we may be required to sell investments or other assets to meet the RIC distribution requirements. For the year ended September 30, 2025, we recorded $0.4 million of OID income and the unamortized balance of OID investments as of September 30, 2025 totaled $0.2 million. As of September 30, 2025, we had nine investments which had a PIK interest component and we recorded PIK interest income of $5.0 million during the year ended September 30, 2025.
Taxation of Our U.S. Stockholders
Distributions
For any period during which we qualify as a RIC for U.S. federal income tax purposes, distributions to our U.S. stockholders attributable to our Investment Company Taxable Income generally will be taxable as ordinary income to our U.S. stockholders to the extent of our current or accumulated earnings and profits. We first allocate our earnings and profits to distributions to our preferred stockholders, if any, and then to distributions to our common stockholders based on priority in our capital structure. Any distributions in excess of our earnings and profits will first be treated as a return of capital to the extent of the stockholder’s adjusted basis in his or her shares of stock and thereafter as capital gain. Distributions of our long-term capital gains, reported by us as such, will be taxable to our stockholders as long-term capital gains regardless of the U.S. stockholder’s holding period of the stock and whether the distributions are paid in cash or invested in additional stock. Corporate U.S. stockholders generally are eligible for the 50% dividends received deduction with respect to ordinary income dividends received from us, but only to the extent such amount is attributable to dividends received by us from taxable domestic corporations.
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
As of September 30, 2025, 99.1% of our assets were qualifying assets.
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
•Tariffs may adversely affect us or our portfolio companies.
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
Staffing
We do not currently have any employees and do not expect to have any employees in the foreseeable future. Currently, services necessary for our business are provided by individuals who are employees of the Adviser and the Administrator pursuant to the terms of the Advisory Agreement and the Administration Agreement, respectively. We expect that 25 to 30 full time employees of the Adviser and the Administrator will spend substantial time on our matters during the remainder of calendar year 2025 and all of calendar year 2026. As of September 30, 2025, the Adviser and the Administrator collectively had 73 full-time employees. A breakdown of these employees is summarized by functional area in the table below:

Number of Individuals	Functional Area
12	Executive management
24	Accounting, administration, compliance, human resources, legal and treasury
37	Investment management, portfolio management and due diligence
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
The market in which we operate is affected by a number of factors that are largely beyond our control but can nonetheless have a potentially significant, negative impact on us. These factors include:
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
•the national and global political environment, including government shutdowns, war, armed conflicts, foreign relations and trading policies;
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
Existing or new tariffs imposed on foreign goods imported by the U.S. or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs could increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
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
Generally, interest rate fluctuations and changes in credit spreads on floating rate loans may have a negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income, our NAV and the market price of our securities. As interest rates increase, generally, the cost of borrowing under our Credit Facility increases, which may affect our ability to make new investments on favorable terms or at all. A substantial portion of our debt investments have variable interest rates that reset periodically and are generally based on SOFR. If interest rates increase, the operating performance of certain of our portfolio companies may be affected by increasing debt service obligations and, therefore, may affect our results of operations. In addition, to the extent that increases in interest rates make it difficult or impossible to make payments on outstanding indebtedness to us or other financial sponsors or refinance debt that is maturing in the near term, some of our portfolio companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Elevated interest rates could also cause borrowers to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. If interest rates remain elevated or rise again in the future, it could have a negative effect on our investments, which could negatively impact our operating results, financial condition, and cash flows.
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
We use a combination of equity and long-term and short-term borrowings to finance our investment activities. As a result, a portion of our income depends upon the spread between the rate at which we borrow funds and the rate at which we loan these funds. An increase or decrease in interest rates could reduce the spread between the rate at which we invest and the rate at which we borrow, and thus, adversely affect our profitability if we have not appropriately hedged against such event. Alternatively, interest rate hedging arrangements may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio.
As of September 30, 2025, based on the total principal balance of debt investments outstanding, our portfolio consisted of approximately 86.9% of loans at variable rates with floors and approximately 13.1% at fixed rates.
As of September 30, 2025, we did not have any hedging arrangements, such as interest rate hedges, in place. While hedging arrangements may insulate us against adverse fluctuations in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or any future hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Our ability to receive payments pursuant to a hedging arrangement is linked to the ability of the counter-party to that hedging arrangement to make the required payments. To the extent that the counter-party to the hedging arrangement is unable to pay pursuant to the terms of the agreement, we may lose the hedging protection of the arrangement.
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
•Lower middle market companies may have limited financial resources and may not be able to repay the loans we make to them. Our strategy includes providing financing to portfolio companies that typically do not have readily available access to financing. While we believe that this provides an attractive opportunity for us to generate profits, this may make it difficult for the portfolio companies to repay their loans to us upon maturity. A borrower’s ability to repay its loan may be adversely affected by numerous factors, including the failure to meet its business plan, a downturn in its industry, or negative economic conditions, including those created by the current market environment. Deterioration in a borrower’s financial condition and prospects usually will be accompanied by deterioration in the value of any collateral and a reduction in the likelihood of us realizing on any guaranties we may have obtained from the borrower’s management. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio. For any loans that are placed on non-accrual status, we cannot assure you that our efforts to improve profitability and cash flows of these companies will prove successful. In some of our portfolio companies we expect to be subordinated to a senior lender, and our interest in any collateral would, accordingly, likely be subordinate to another lender’s security interest.
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
Our NAV would be adversely affected if fair values at which we record of our investments are higher than the values that we ultimately realize upon the disposal of such securities.
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
In addition to risks associated with delays in investing our capital, we are also subject to the risk that investments we make in our portfolio companies may be repaid prior to maturity. For the year ended September 30, 2025, we received unscheduled repayments of investments totaling $252.7 million. We will generally first use any proceeds from prepayments to repay any borrowings outstanding on our Credit Facility. In the event that funds remain after repayment of our outstanding borrowings, then we will generally reinvest these proceeds in government securities, pending their future investment in new debt and/or equity securities. These government securities will typically have substantially lower yields than the debt securities being prepaid and we could experience significant delays in reinvesting these amounts. In addition, once the proceeds have been reinvested in new portfolio companies, the yields on such new investments may also be lower than the yields on the debt securities being repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock.
Our portfolio is concentrated in a limited number of companies and industries, which subjects us to an increased risk of significant loss if any one of these companies does not repay us or if the industries experience downturns.
As of September 30, 2025, we had investments in 55 portfolio companies, of which our five largest investments comprised approximately $196.5 million, or 22.9% of our total investment portfolio, at fair value. A consequence of a concentration in a limited number of investments is that the aggregate returns we realize may be substantially adversely affected by the unfavorable performance of a small number of such investments or a substantial write-down of any one investment. Beyond our regulatory and income tax diversification requirements as well as Credit Facility requirements, we do not have fixed guidelines for industry concentration and our investments could potentially be concentrated in relatively few industries. In addition, while we do not intend to invest 25.0% or more of our total assets in a particular industry or group of industries at the time of investment, it is possible that as the values of our portfolio companies change, one industry or a group of industries may comprise in excess of 25.0% of the value of our total assets. As of September 30, 2025, our largest industry concentrations of our total investments at fair value were in healthcare, education, and childcare companies, representing 31.8%; diversified/conglomerate manufacturing companies, representing 23.6%; and diversified/conglomerate service companies, representing 17.7%. Therefore, we are susceptible to the economic circumstances in these industries, and a downturn in one or more of these industries could have a material adverse effect on our results of operations and financial condition.
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
We will have a continuing need for capital to finance our investments. As of September 30, 2025, we had $0 in borrowings, at cost, outstanding under our Credit Facility, which provides for maximum borrowings of $320.0 million, with a revolving period end date of October 31, 2027 (the “Revolving Period End Date”). Our Credit Facility permits us to fund additional loans and investments as long as we are within the conditions set forth in the credit agreement. Our Credit Facility contains covenants that require our wholly-owned subsidiary, Business Loan, to maintain its status as a separate legal entity, prohibit certain significant corporate transactions (such as mergers, consolidations, liquidations or dissolutions) and restrict material changes to our credit and collection policies without lenders’ consent. The Credit Facility also limits distributions to our stockholders on a fiscal year basis to the sum of our net investment income, net capital gains and amounts deemed to have been paid during the prior year in accordance with Section 855(a) of the Code. We are also subject to certain limitations on the type of loan investments we can make, including restrictions on geographic concentrations, sector concentrations, loan size, interest rate type, payment frequency and status, average life and lien property. Our Credit Facility further requires us to comply with other financial and operational covenants, which obligate us to, among other things, maintain certain financial ratios, including asset and interest coverage, and a minimum number of 25 obligors in the borrowing base. Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after June 23, 2025 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $581.0 million as of September 30, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code. Continued compliance with the covenants in our Credit Facility depends on many factors, some of which are beyond our control.
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
If our Credit Facility is not renewed or extended by the Revolving Period End Date, all principal and interest will be due and payable on or before October 31, 2029. Subject to certain terms and conditions, our Credit Facility may be expanded to a total of $400.0 million pursuant to an accordion feature. However, if additional lenders are unwilling to join the facility on its terms, we will be unable to expand the facility and thus will continue to have limited availability to finance new investments under our Credit Facility. There can be no guarantee that we will be able to renew, extend or replace our Credit Facility by the Revolving Period End Date on terms that are favorable to us, if at all. Our ability to expand our Credit Facility, and to obtain replacement financing at or before the Revolving Period End Date, will be constrained by then-current economic conditions affecting the credit markets. In the event that we are not able to expand our Credit Facility, or to renew, extend or refinance our Credit Facility by the Revolving Period End Date, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders and our ability to qualify as a RIC under the Code.
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
There can be no assurance that we will be able to raise additional capital through issuing equity or debt in the near future. However, our business requires a substantial amount of cash to operate and grow. We may acquire such additional capital from the following sources:
•Senior Securities. We may issue “senior securities representing indebtedness” (such as borrowings under our Credit Facility and our notes payable) and “senior securities that are stock” (such as preferred stock) up to the maximum amount permitted by the 1940 Act. The 1940 Act currently permits us, as a BDC, to issue such senior securities in amounts such that our asset coverage, as defined in Section 18(h) of the 1940 Act, is at least 150% on such senior security immediately after each issuance of such senior security. As a result of issuing senior securities (in whatever form), we will be exposed to the risks associated with leverage. Although borrowing money for investments increases the potential for gain, it also increases the risk of a loss. A decrease in the value of our investments will have a greater impact on the value of our common stock to the extent that we have borrowed money to make investments. There is a possibility that the costs of borrowing could exceed the income we receive on the investments we make with such borrowed funds. In addition, our ability to pay distributions, issue senior securities or repurchase shares of our common stock would be restricted if the asset coverage on each of our senior securities is not at least 150%. If the aggregate value of our assets declines, we might be unable to satisfy that 150% requirement. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, we might either have to (i) liquidate a portion of our loan portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness, pay dividends on our preferred stock, or for offering expenses will not be available for distributions to common stockholders. Furthermore, if we issue common stock at below NAV per common share, any non-participating stockholders will be subject to dilution, as described below. Pursuant to Section 61(a)(3) of the 1940 Act, we are permitted to issue multiple classes of “senior securities representing indebtedness.” However, pursuant to Section 18(c) of the 1940 Act, we are permitted to issue only one class of “senior securities that are stock.”
•Common and Convertible Preferred Stock. Because we are constrained in our ability to issue debt or senior securities for the reasons given above, we may at times be dependent on the issuance of equity as a financing source. If we raise additional funds by issuing more common stock, the percentage ownership of our common stockholders at the time of the issuance would decrease and our existing common stockholders may experience dilution. In addition, under the 1940 Act, we will generally not be able to issue additional shares of our common stock at a price below NAV per common share to purchasers, other than to our existing common stockholders through a rights offering, without first obtaining the approval of our stockholders and our independent directors. If we were to sell shares of our common stock below our then-current NAV per common share, such sales would result in an immediate dilution to the NAV per common share. This dilution would occur as a result of the sale of common shares at a price below the then-current NAV per share of our common stock and a proportionately greater decrease in a common stockholder’s interest in our earnings and assets and voting percentage than the increase in our assets resulting from such issuance. For example, if we issue and sell an additional 10.0% of our common stock at a 5.0% discount to NAV, a common stockholder who does not participate in that offering for its proportionate interest will suffer NAV dilution of up to 0.5% or $5 per $1,000 of NAV. This imposes constraints on our ability to raise capital when our common stock is trading below NAV per common share. As noted above, the 1940 Act prohibits the issuance of multiple classes of “senior securities that are stock.”
We financed certain of our investments with borrowed money and capital from the issuance of senior securities, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage, including through the issuance of senior securities that are debt or stock, magnifies the potential for gain or loss on amounts invested, and, if we incur additional leverage, this potential will be further magnified. As of September 30, 2025, we incurred leverage through the Credit Facility, the Series A Preferred Stock, the 5.125% Notes due 2026 (the “2026 Notes”), the 2027 Notes, the 7.75% Notes due 2028 (the “2028 Notes”), and the 2030 Convertible Notes. From time to time, we intend to incur additional leverage to the extent permitted under the 1940 Act. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. In the future, we may borrow from, and issue senior securities, to banks and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such holders to seek recovery against our assets in the event of a default.

The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding return to common stockholder(A)	(23.83)%	(14.42)%	(5.00)%	4.41%	13.83%
_____________
(A)The hypothetical return to common stockholders is calculated by multiplying our total assets as of September 30, 2025 by the assumed rates of return and subtracting all interest on our debt to be paid during the 12 months following September 30, 2025, and then dividing the resulting difference by our total net assets attributable to common stock as of September 30, 2025. Based on $907.6 million in total assets, $0 drawn on our Credit Facility (at cost), $150.0 million in our 2026 Notes payable (at cost), $50.0 million in our 2027 Notes payable (at cost), $57.0 million in our 2028 Notes payable (at cost), $149.5 million in our 2030 Convertible Notes payable (at cost), $21.6 million in our Series A Preferred Stock (at cost), and $482.0 million in net assets, each as of September 30, 2025.
Based on an aggregate outstanding indebtedness of $428.1 million at cost as of September 30, 2025 and the effective annual cash interest rate of 5.6% as of that date, our investment portfolio at fair value would have had to produce an annual return of at least 2.8% to cover annual interest payments on the outstanding debt.
Risks Related to Our Regulation and Structure
We will be subject to corporate-level tax if we are unable to satisfy Code requirements for RIC qualification.
To maintain our qualification as a RIC, we must meet income source, asset diversification, and annual distribution requirements. The annual distribution requirement is satisfied if we distribute at least 90.0% of our Investment Company Taxable Income to our stockholders on an annual basis. Because we use leverage, we are subject to certain asset coverage ratio requirements under the 1940 Act and could, under certain circumstances, be restricted from making distributions necessary to qualify as a RIC. Warrants we receive with respect to debt investments generally create OID, which we must recognize as ordinary income over the term of the debt investment. Similarly, PIK interest which is accrued generally over the term of the debt investment but not paid in cash, is recognized as ordinary income. Both OID and PIK interest will increase the amounts we are required to distribute to maintain our RIC status. Because such OIDs and PIK interest will not produce distributable cash for us at the same time as we are required to make distributions, we will need to use cash from other sources to satisfy such distribution requirements. For the year ended September 30, 2025, we recognized $0.4 million of OID income and the unamortized balance of OID investments as of September 30, 2025 totaled $0.2 million. As of September 30, 2025, we had nine investments which had a PIK interest component and we recorded PIK interest income of $5.0 million during the year ended September 30, 2025. We collected $7.2 million in PIK interest in cash for the year ended September 30, 2025. Additionally, we must meet asset diversification and income source requirements at the end of each calendar quarter. If we fail to meet these tests, we may need to quickly dispose of certain investments to prevent the loss of RIC status. Since most of our investments will be illiquid, such dispositions, if even possible, may not be made at prices advantageous to us and may result in substantial losses. If we fail to qualify as a RIC as of a calendar quarter or annually for any reason and become fully subject to U.S. federal corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the actual amount distributed. Such a failure would have a material adverse effect on us and our common stock.
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
Risks Related to Our External Management
We are dependent upon our key management personnel and the key management personnel of the Adviser, particularly David Gladstone and Robert L. Marcotte, and on the continued operations of the Adviser, for our future success.
We have no employees. Our chief executive officer, chief financial officer and treasurer, and the employees of the Adviser do not spend all of their time managing our activities and our investment portfolio. We are particularly dependent upon David Gladstone and Robert L. Marcotte for their experience, skills and networks. Our executive officers and the employees of the Adviser allocate some, and in some cases a material portion, of their time to businesses and activities that are not related to our business. We have no separate facilities and are completely reliant on the Adviser, which has significant discretion as to the implementation and execution of our business strategies and risk management practices. We are subject to the risk of discontinuation of the Adviser’s operations or termination of the Advisory Agreement and the risk that, upon such event, no suitable replacement will be found. We believe that our success depends to a significant extent upon the Adviser and that discontinuation of its operations or the loss of its key management personnel could have a material adverse effect on our ability to achieve our investment objectives.
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
The incentive fee structure that has been implemented under the Advisory Agreement may cause the Adviser to invest in high-risk investments or take other risks. In addition to its management fee, the Adviser is entitled under the Advisory Agreement to receive incentive compensation based in part upon our achievement of specified levels of income. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on net investment income may lead the Adviser to place undue emphasis on the maximization of net investment income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity, or management of credit risk or market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier or more speculative. This could result in increased risk to the value of our investment portfolio.

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
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as debt instruments with PIK interest or OID. If a portfolio company defaults on a loan, it is possible that such accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a clawback right against the Adviser. Our OID investments totaled $49.0 million as of September 30, 2025, at cost. For the year ended September 30, 2025, we recognized $0.4 million of OID income and the unamortized balance of OID investments as of September 30, 2025 totaled $0.2 million. As of September 30, 2025, we had nine investments which had a PIK interest component and we recorded PIK interest income of $5.0 million during the year ended September 30, 2025. We collected $7.2 million in PIK interest in cash for the year ended September 30, 2025.
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
Our executive officers and directors, and the officers and directors of the Adviser, serve or may serve as officers, directors, or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in our or our stockholders’ best interests. For example, Mr. Gladstone, our chairman and chief executive officer, is the chairman of the board and chief executive officer of each of the Gladstone Companies. In addition, Mr. Marcotte is an executive vice president of the Adviser. While portfolio managers and the officers and other employees of the Adviser devote as much time to the management of us as appropriate to enable the Adviser to perform its duties in accordance with the Advisory Agreement, the portfolio managers and other of the Adviser's officers may have conflicts in allocating their time and services among us, on the one hand, and other investment vehicles managed by the Adviser, on the other hand. These activities could be viewed as creating a conflict of interest insofar as the time and effort of the portfolio managers and the officers and employees of the Adviser will not be devoted exclusively to our business but will instead be allocated between our business and the management of these other investment vehicles. Moreover, the Adviser may establish or sponsor other investment vehicles which from time to time may have potentially overlapping investment objectives with ours and accordingly may invest in, whether principally or secondarily, asset classes we target. While the Adviser generally has broad authority to make investments on behalf of the investment vehicles that it advises, the Adviser has adopted investment allocation procedures to address these potential conflicts and intends to direct investment opportunities to us or the Affiliated Public Fund with the investment strategy that most closely fits the investment opportunity. Nevertheless, the management of the Adviser may face conflicts in the allocation of investment opportunities to other entities it manages. As a result, it is possible that we may not be given the opportunity to participate in certain investments made by other funds managed by the Adviser. In certain circumstances, we may make investments in a portfolio company in which one of our affiliates has or will have an investment, subject to satisfaction of any regulatory restrictions and, where required, to the prior approval of our Board of Directors. As of September 30, 2025, our Board of Directors has approved the following types of co-investment transactions:
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
Risks Related to the 2027 Notes and 2030 Convertible Notes (collectively, the “Notes”)
The Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred or may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us and our general liabilities (total liabilities, less debt).
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
The Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. As of September 30, 2025, there was $0 outstanding under the Credit Facility. Borrowings under the Credit Facility are the obligation of Business Loan, and are structurally senior to the Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

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
•with respect to the 2027 Notes, pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes, including preferred stock and any subordinated indebtedness, other than, dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain the BDC’s status as a RIC under Subchapter M of the Code;
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
Under the terms of the indentures governing the Notes, the holders of the 2027 Notes and 2030 Convertible Notes may require us to repurchase 100% of such notes upon the occurrence of a “Change of Control Repurchase Event,” which would occur upon certain changes of control that result in a downgrade in such notes below investment grade or “fundamental change”, respectively.
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
We have not listed, and do not intend to list in the future, the 2027 Notes and the 2030 Convertible Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. Accordingly, we cannot assure you that a liquid trading market will develop and/or be maintained for any of the Notes, that a holder will be able to sell its Notes at a particular time or that the price received when a holder sells its Notes will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the Notes may be harmed. Accordingly, the holder of a Note may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.
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
The 2027 Notes may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. We may not redeem the 2030 Convertible Notes prior to October 6, 2028. We may redeem for cash all or any portion of the 2030 Convertible Notes (subject to the “partial redemption limitation”), at our option, on a redemption date on or after October 6, 2028 and on or before the 45th scheduled trading day immediately prior to the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If prevailing rates are lower at the time of redemption, and we redeem the Notes, you likely would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on the Notes being redeemed.
We may not be able to repurchase the 2027 Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the 2027 Notes upon a Change of Control Repurchase Event (as defined in the indenture governing such Notes) because we may not have sufficient funds. We would not be able to borrow under our Credit Facility to finance such a repurchase of the 2027 Notes, and we expect that any future credit facility would have similar limitations. Upon a Change of Control Repurchase Event, holders of the 2027 Notes may require us to repurchase for cash some or all of such Notes at a repurchase price equal to 100% of the aggregate principal amount of the Notes being repurchased, plus accrued and unpaid interest to, but not including, the repurchase date. The terms of our Credit Facility also provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under our Credit Facility at that time and to terminate our Credit Facility. Our failure to purchase such tendered Notes upon the occurrence of such Change of Control Repurchase Event would cause an event of default under the indenture governing the Notes and a cross-default under the agreements governing the Credit Facility, which may result in the acceleration of such indebtedness requiring us to repay that indebtedness immediately. If the holders of the 2027 Notes exercise their right to require us to repurchase such Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our current and future debt instruments, and we may not have sufficient funds to repay any such accelerated indebtedness.
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
An increase in market interest rates could result in a decrease in the value of the Notes.
In general, as market interest rates rise, notes bearing interest at a fixed rate generally decline in value because the premium, if any, over market interest rates will decline. Consequently, if you purchase the Notes and market interest rates increase, the market value of your Notes may decline. We cannot predict the future level of market interest rates.

Additional Risks Related to our 2030 Convertible Notes
We may not have the ability to raise the funds necessary to settle conversions of the 2030 Convertible Notes in cash or to repurchase the 2030 Convertible Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2030 Convertible Notes.
Holders of the 2030 Convertible Notes will have the right to require us to repurchase all or any portion of their 2030 Convertible Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2030 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2030 Convertible Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2030 Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2030 Convertible Notes surrendered therefor or pay cash with respect to 2030 Convertible Notes being converted. In addition, our ability to repurchase the 2030 Convertible Notes or to pay cash upon conversions of the 2030 Convertible Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the indenture governing the 2030 Convertible Notes or to pay any cash payable on future conversions of the 2030 Convertible Notes as required by the indenture governing the 2030 Convertible Notes would constitute a default under the indenture governing the 2030 Convertible Notes. A default under the indenture governing the 2030 Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2030 Convertible Notes or make cash payments upon conversions thereof.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the 2030 Convertible Notes.
We expect that many investors in, and potential purchasers of, the 2030 Convertible Notes will employ, or seek to employ, a convertible arbitrage strategy with respect to the 2030 Convertible Notes. Investors would typically implement such a strategy by selling short the common stock underlying the 2030 Convertible Notes and dynamically adjusting their short position while continuing to hold the 2030 Convertible Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of or in addition to short selling the common stock. We cannot assure you that market conditions will permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all. If market conditions do not permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all, at any time while the 2030 Convertible Notes are outstanding, the trading price and liquidity of the 2030 Convertible Notes may be adversely affected.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the 2030 Convertible Notes to effect short sales of our common stock, borrow our common stock or enter into swaps on our common stock could adversely affect the trading price and the liquidity of the 2030 Convertible Notes.
In addition, the number of shares of our common stock available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our common stock with a Note investor may not be sufficient for the implementation of a convertible arbitrage strategy. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. We cannot assure you that a sufficient number of shares of our common stock will be available to borrow on commercial terms, or at all, to holders of the 2030 Convertible Notes. If purchasers of the 2030 Convertible Notes that seek to employ a convertible arbitrage strategy are unable to do so on commercial terms, or at all, then the trading price of, and the liquidity of the market for, the 2030 Convertible Notes may significantly decline.
Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the 2030 Convertible Notes.
The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our common stock could fluctuate significantly for many reasons, including in response to the risks described in this Annual Report or the documents we have incorporated by reference in this Annual Report or for reasons unrelated to our operations, such as reports by industry analysts, investor perceptions or negative announcements by our customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our common stock would likely adversely impact the trading price of the 2030 Convertible Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the 2030 Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the 2030 Convertible Notes.
Conversion of the 2030 Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the 2030 Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the 2030 Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to settle our conversion obligation in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the 2030 Convertible Notes may encourage short selling by market participants because the conversion of the 2030 Convertible Notes could be used to satisfy short positions, or anticipated conversion of the 2030 Convertible Notes into shares of our common stock could depress the price of our common stock.
The accounting method for the 2030 Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2030 Convertible Notes on our balance sheet, accruing interest expense for the 2030 Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
In accordance with Financial Accounting Standards Board’s Accounting Standards Update 2020-06 (“ASU 2020-06”), the 2030 Convertible Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2030 Convertible Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2030 Convertible Notes. As a result of this amortization, the expense that we recognize for the 2030 Convertible Notes for accounting purposes will be greater than the cash interest payments we pay on the 2030 Convertible Notes, which results in lower reported income.

In addition, we expect that the shares of common stock underlying the 2030 Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06.
Under that method, diluted earnings per share are generally calculated assuming that all the 2030 Convertible Notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share.
In addition, in the future, we may, in our sole discretion, irrevocably elect to settle the conversion value of the 2030 Convertible Notes in cash up to the principal amount being converted. Following such an irrevocable election, if the conversion value of the 2030 Convertible Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share by assuming that all of the 2030 Convertible Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess, unless the result would be anti-dilutive.
Future sales of our common stock or equity-linked securities in the public market could lower the market price for our common stock and adversely impact the trading price of the 2030 Convertible Notes.
In the future, we may sell additional shares of our common stock or equity-linked securities to raise capital. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of conversion of the 2030 Convertible Notes. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities, or the perception that such issuances and sales may occur, could adversely affect the trading price of the 2030 Convertible Notes and the market price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities.
Holders of 2030 Convertible Notes are not entitled to any rights with respect to our common stock, but they will be subject to all changes made with respect to our common stock to the extent our conversion obligation includes shares of our common stock.
Holders of 2030 Convertible Notes are not entitled to any rights with respect to our common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our common stock) prior to the conversion date relating to such 2030 Convertible Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), but holders of 2030 Convertible Notes will be subject to all changes affecting our common stock. For example, if an amendment is proposed to our charter or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its 2030 Convertible Notes (if we have elected to settle the relevant conversion by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the relevant observation period (if we elect to pay and deliver, as the case may be, a combination of cash and shares of our common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting our common stock.
Upon conversion of the 2030 Convertible Notes, you may receive less valuable consideration than expected because the value of our common stock may decline after you exercise your conversion right but before we settle our conversion obligation.
Under the 2030 Convertible Notes, a converting holder will be exposed to fluctuations in the value of our common stock during the period from the date such holder surrenders 2030 Convertible Notes for conversion until the date we settle our conversion obligation.
Upon conversion of the 2030 Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. If we elect to satisfy our conversion obligation in cash or a combination of cash and shares of our common stock, the amount of consideration that you will receive upon conversion of your 2030 Convertible Notes will be determined by reference to the volume-weighted average price of our common stock for each trading day in a 40 trading day observation period. If the price of our common stock decreases during this period, the amount and/or value of consideration you receive will be adversely affected. In addition, if the market price of our common stock at the end of such period is below the average volume-weighted average price of our common stock during such period, the value of any shares of our common stock that you will receive in satisfaction of our conversion obligation will be less than the value used to determine the number of shares that you will receive.

If we elect to satisfy our conversion obligation solely in shares of our common stock upon conversion of the 2030 Convertible Notes, we will be required to deliver the shares of our common stock, together with cash for any fractional share, on the second business day following the relevant conversion date. Accordingly, if the price of our common stock decreases during this period, the value of the shares that you receive will be adversely affected and would be less than the conversion value of the 2030 Convertible Notes on the conversion date.
The increase in the conversion rate for 2030 Convertible Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate you for any lost value of your 2030 Convertible Notes as a result of such transaction or redemption.
If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, we will, under certain circumstances, increase the conversion rate by a number of additional shares of our common stock for 2030 Convertible Notes converted in connection with such make-whole fundamental change or notice of redemption. The increase, if any, in the conversion rate for 2030 Convertible Notes converted in connection with a make-whole fundamental change or a notice of redemption may not adequately compensate you for any lost value of your 2030 Convertible Notes as a result of such transaction or redemption. In addition, if the “stock price” is greater than $32.50 per share or less than $23.65 per share (in each case, subject to adjustment), no additional shares will be added to the conversion rate. Moreover, in no event will the conversion rate per $1,000 principal amount of 2030 Convertible Notes as a result of this adjustment exceed 42.2834 shares of common stock, subject to adjustment in the same manner as the conversion rate. Our obligation to increase the conversion rate for 2030 Convertible Notes converted in connection with a make-whole fundamental change or a notice of redemption could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.
The conversion rate of the 2030 Convertible Notes may not be adjusted for all dilutive events.
The conversion rate of the 2030 Convertible Notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on our common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends (excluding regular monthly dividends in an amount that do not exceed $0.165 per share) and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of common stock for cash, that may adversely affect the trading price of the 2030 Convertible Notes or our common stock. An event that adversely affects the value of the 2030 Convertible Notes may occur, and that event may not result in an adjustment to the conversion rate.
Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase the 2030 Convertible Notes.
Upon the occurrence of a fundamental change, you have the right to require us to repurchase all or any portion of your 2030 Convertible Notes. However, the fundamental change provisions will not afford protection to holders of 2030 Convertible Notes in the event of other transactions that could adversely affect the 2030 Convertible Notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings, or acquisitions initiated by us may not constitute a fundamental change requiring us to offer to repurchase the 2030 Convertible Notes. In the event of any such transaction, the holders would not have the right to require us to repurchase 2030 Convertible Notes, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of 2030 Convertible Notes.
Certain provisions in the indenture governing the 2030 Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.
Certain provisions in the indenture governing the 2030 Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indenture governing the 2030 Convertible Notes will require us, except as described in this Annual Report, to repurchase the 2030 Convertible Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the conversion rate for a holder that converts its 2030 Convertible Notes in connection with a make-whole fundamental change. A takeover of us may trigger the requirement that we repurchase the 2030 Convertible Notes and/or increase the conversion rate, which could make it costlier for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

You may be subject to tax if we make or fail to make certain adjustments to the conversion rate of the 2030 Convertible Notes even though you do not receive a corresponding cash distribution.
The conversion rate of the 2030 Convertible Notes is subject to adjustment in certain circumstances, including the payment of cash dividends (excluding regular monthly cash dividends in an amount that does not exceed $0.165 per share). If the conversion rate is adjusted as a result of a distribution that is taxable to our common stockholders, such as a cash dividend, you may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases your proportionate interest in us could be treated as a deemed taxable dividend to you. If a make-whole fundamental change occurs prior to the maturity date or if we deliver a notice of redemption, under some circumstances, we will increase the conversion rate for 2030 Convertible Notes converted in connection with the make-whole fundamental change or notice of redemption, as the case may be. Such increase also may be treated as a distribution subject to U.S. federal income tax as a dividend. If you are a non-U.S. Holder, any deemed dividend would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the 2030 Convertible Notes or any common stock received upon conversion thereof or from any proceeds of any subsequent sale, exchange or other disposition of such 2030 Convertible Notes (including the retirement of such 2030 Convertible Notes) or such common stock by such non-U.S. Holder or other funds or assets of such non-U.S. Holder.
Risks Related to our Preferred Stock
There is no public market for the Series A Preferred Stock as we do not intend to apply for listing on a national securities exchange unless the Share Repurchase Program is terminated.
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

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on Nasdaq under the symbol “GLAD.” The following table reflects, by quarter, the high and low intraday sales prices per share of our common stock on the Nasdaq, the high and low intraday sales prices as a percentage of NAV per share and quarterly distributions declared per common share for each fiscal quarter during the last two completed fiscal years and the current fiscal year through November 14, 2025.

Quarter Ended/ Ending(C)		Sales Prices		Premium / (Discount) of High to NAV(B)	Premium (Discount) of Low to NAV(B)	Declared Common Stock Distributions
	NAV(A)	High	Low
Fiscal Year ended September 30, 2024:
12/31/2023	$19.22	$21.64	$18.40	12.6%	(4.3)%	$0.495
3/31/2024	19.80	22.48	19.40	13.5	(2.0)	0.495
6/30/2024	20.18	23.34	19.20	15.7	(4.9)	0.495
9/30/2024	21.18	24.73	21.40	16.8	1.0	0.495
Fiscal Year ended September 30, 2025:
12/31/2024	$21.51	$28.62	$23.70	33.1%	10.2%	$0.895
3/31/2025	21.41	30.43	26.30	42.1	22.8	0.495
6/30/2025	21.25	27.82	21.96	30.9	3.3	0.495
9/30/2025	21.34	29.50	21.79	38.2	2.1	0.595
Fiscal Year ending September 30, 2026:
12/31/2025 (through 11/14/2025)	*	$21.96	$18.85	*	*	$0.450
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
As of November 14, 2025, there were 28 record owners of our common stock.
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

Recent Sales of Unregistered Securities
We did not sell any unregistered shares of stock during the fiscal year ended September 30, 2025.
Purchases of Equity Securities
We did not repurchase any shares of our stock during the fourth quarter ended September 30, 2025.
Stock Performance Graph
The following graph shows the total stockholder return on an investment of $100 in cash on September 30, 2020 for (i) our common stock, (ii) the Nasdaq’s 100 total return index (“Nasdaq 100 TR”), (iii) the Standard & Poor’s 500 total return index (the “S&P 500 TR”) and (iv) the Standard and Poor’s BDC index (“S&P BDC”). The graph and other information furnished under the heading “Stock Performance Graph” shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act.
The returns on each investment assume reinvestment of dividends. This stock performance graph and the related textual information are not necessarily indicative of future performance. Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024 for activity prior to that date.

	GLAD	Nasdaq 100 TR	S&P 500 TR	S&P BDC Index
9/30/2020	$100.00	$100.00	$100.00	$100.00
9/30/2021	166.38	129.58	130.01	154.34
9/30/2022	134.54	97.54	109.89	131.45
9/29/2023	167.99	131.98	133.65	176.69
9/30/2024	229.56	181.45	182.23	205.43
9/30/2025	226.20	224.87	214.30	206.12

Fees and Expenses
The following table is intended to assist you in understanding the costs and expenses that an investor in the Company will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report contains a reference to fees or expenses paid by “us” or the “Company,” or that “we” will pay fees or expenses, stockholders will indirectly bear such fees or expenses. The following annualized percentages were calculated based on actual expenses incurred in the quarter ended September 30, 2025 and average net assets for the quarter ended September 30, 2025.

Stockholder Transaction Expenses:
Sales load (as a percentage of offering price)(1)	—%
Offering expenses (as a percentage of offering price)(1)	—%
Dividend reinvestment plan expenses(2)	Up to a $25.00 Transaction Fee
Total stockholder transaction expenses(1)	—%
Annual expenses (as a percentage of net assets attributable to common stock)(3):
Base Management fee(4)	2.97%
Loan servicing fee(5)	1.90%
Incentive fee (20% of realized capital gains and 20% of pre-incentive fee net investment income)(6)	2.31%
Interest payments on borrowed funds(7)	5.33%
Preferred stock dividends(8)	0.27%
Other expenses(9)	1.19%
Total annual expenses(10)	13.97%
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
(4)In accordance with our Advisory Agreement, our annual base management fee is 1.75% (0.4375% quarterly) of our average gross assets, which are defined as total assets of the Company, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, and adjusted appropriately for any share issuances or repurchases. In accordance with the requirements of the SEC, the table above shows the Company’s management fee as a percentage of average net assets attributable to common shareholders. For purposes of the table, the gross base management fee has been converted to 2.97% of the average net assets as of September 30, 2025 by dividing the total dollar amount of the management fee by our average net assets. The base management fee for the quarter ended September 30, 2025 before application of any credits was $3.6 million. From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to reduce the 1.75% base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations. For the quarter ended September 30, 2025, this credit to the base management fee was $5 thousand.
Under the Advisory Agreement, the Adviser has provided and continues to provide managerial assistance to our portfolio companies. It may also provide services other than managerial assistance to our portfolio companies and receive fees therefor. Such services may include: (i) assistance obtaining, sourcing or structuring credit facilities, long term loans or additional equity from unaffiliated third parties; (ii) negotiating important contractual financial relationships; (iii) consulting services regarding restructuring of the portfolio company and financial modeling as it relates to raising additional debt and equity capital from unaffiliated third parties; and (iv) primary role in interviewing, vetting and negotiating employment contracts with candidates in connection with adding and retaining key portfolio company management team members. Generally, at the end of each quarter, 100.0% of the fees for such services are non-contractually, unconditionally and irrevocably credited against the base management fee that we would otherwise be required to pay to the Adviser; however, a small percentage of certain of such fees, primarily for valuation of the portfolio company, is retained by the Adviser in the form of reimbursement at cost for certain tasks completed by personnel of the Adviser. For the quarter ended September 30, 2025, the base management fee credit was $1.7 million. See “Item 1. Business — Transactions with Related Parties — Investment Advisory and Management Agreement” for additional information.
(5)The Adviser services, administers and collects on the loans held by Business Loan in return for which the Adviser receives a 1.5% annual loan servicing fee payable monthly by Business Loan based on the monthly aggregate balance of loans held by Business Loan in accordance with the Credit Facility. For the quarter ended September 30, 2025, the total loan servicing fee was $2.3 million. The entire loan servicing fee paid to the Adviser by Business Loan is generally non-contractually, unconditionally and irrevocably credited against the base management fee otherwise payable to the Adviser since Business Loan is a consolidated subsidiary of the Company, and overall, the base management fee (including any loan servicing fee) cannot exceed 1.75% of total assets (including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings) during any given fiscal year pursuant to the Advisory Agreement. See “Item 1. Business—Transactions with Related Parties—Loan Servicing Fee Pursuant to Credit Facility” and footnote 4 above for additional information.
(6)In accordance with our Advisory Agreement, the incentive fee consists of two parts: an income-based fee and a capital gains-based fee. The income-based fee is payable quarterly in arrears, and equals 20.0% of the excess, if any, of our pre-incentive fee net investment income that exceeds a 1.75% quarterly (7.0% annualized) hurdle rate of our net assets, subject to a “catch-up” provision measured as of the end of each calendar quarter. The “catch-up” provision requires us to pay 100.0% of our pre-incentive fee net investment income with respect to that portion of such income, if any, that exceeds the hurdle rate but is less than 125.0% of the quarterly hurdle rate (or 2.1875%) in any calendar quarter (8.75% annualized). The catch-up provision is meant to provide the Adviser with 20.0% of our pre-incentive fee net investment income as if a hurdle rate did not apply when our pre-incentive fee net investment income exceeds 125.0% of the quarterly hurdle rate in any calendar quarter (8.75% annualized). The income-based incentive fee is computed and paid on income that may include interest that is accrued but not yet received in cash. Our pre-incentive fee net investment income used to calculate this part of the income-based incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee (see footnote 4 above). The capital gains-based incentive fee equals 20.0% of our net realized capital gains since our inception, if any, computed net of all realized capital losses and unrealized capital depreciation since our inception, less any prior payments, and is payable at the end of each fiscal year. We have not recorded any capital gains-based incentive fee from our inception through September 30, 2025. The income-based incentive fee for the quarter ended September 30, 2025 was $2.8 million.
From time to time, the Adviser has non-contractually, unconditionally and irrevocably agreed to waive a portion of the incentive fees, to the extent net investment income did not cover 100.0% of the distributions to common stockholders during the period. The incentive fee credit for the quarter ended September 30, 2025 was $3 thousand. There can be no guarantee that the Adviser will continue to credit any portion of the fees under the Advisory Agreement in the future.
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
(7)Includes amortization of deferred financing costs. As of September 30, 2025, we had $0 in borrowings outstanding under our Credit Facility and $397.9 million in notes payable, net. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Revolving Line of Credit” for additional information regarding the Credit Facility and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources—Notes Payable” for additional information regarding our notes payable.
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
(10)Total annualized gross expenses, based on actual amounts incurred for the quarter ended September 30, 2025 (except as set forth in footnote 10), would be $67.2 million. After all non-contractual, unconditional and irrevocable credits described in footnote 4, footnote 5, and footnote 6 above are applied to the base management fee, the loan servicing fee, and the incentive fee, total annualized expenses, based on actual amounts incurred for the quarter ended September 30, 2025, would be $51.2 million or 10.65% as a percentage of net assets.
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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment:
assuming a 5% annual return consisting entirely of ordinary income (1)(2)	$122	$341	$529	$893
assuming a 5% annual return consisting entirely of capital gains (2)(3)	$131	$363	$558	$923
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

Senior Securities
Information about our senior securities is shown in the following table. The information as of and for each of the years ended September 30, 2025, 2024, 2023, 2022, and 2021, is derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Class and Year	Total Amount Outstanding(1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Average Market Value per Unit (4)
Revolving Credit Facilities
September 30, 2025	$—	$2,198	$—	N/A
September 30, 2024	70,600,000	2,436	—	N/A
September 30, 2023	47,800,000	2,311	—	N/A
September 30, 2022	141,800,000	1,904	—	N/A
September 30, 2021	50,500,000	2,307	—	N/A
September 30, 2020	128,000,000	2,026	—	N/A
September 30, 2019	66,900,000	3,369	—	N/A
September 30, 2018	110,000,000	3,590	—	N/A
September 30, 2017	93,000,000	3,882	—	N/A
September 30, 2016	71,300,000	4,623	—	N/A
Series 2021 Term Preferred Stock (5)
September 30, 2016	$61,000,000	$2,495	$25.00	$25.55
Series 2024 Term Preferred Stock (6)
September 30, 2019	$51,750,000	$2,385	$25.00	$24.99
September 30, 2018	51,750,000	2,444	25.00	25.63
September 30, 2017	51,750,000	2,496	25.00	25.09
6.25% Series A Cumulative Redeemable Preferred Stock
September 30, 2025	$21,636,300	$2,088	$25.00	N/A
September 30, 2024	8,748,275	2,373	25.00	N/A
September 30, 2023	—	2,311	25.00	N/A
6.125% Notes due 2023 (7)
September 30, 2020	$57,500,000	$2,026	$—	$25.28
September 30, 2019	57,500,000	3,369	—	26.18
5.375% Notes due 2024 (8)
September 30, 2021	$38,812,500	$2,307	$—	$25.33
September 30, 2020	38,812,500	2,026	—	24.49
5.125% Notes due 2026
September 30, 2025	$150,000,000	$2,198	$—	N/A
September 30, 2024	150,000,000	2,436	—	N/A
September 30, 2023	150,000,000	2,311	—	N/A
September 30, 2022	150,000,000	1,904	—	N/A
September 30, 2021	150,000,000	2,307	—	N/A
3.75% Notes due 2027
September 30, 2025	$50,000,000	$2,198	$—	N/A
September 30, 2024	50,000,000	2,436	—	N/A
September 30, 2023	50,000,000	2,311	—	N/A
September 30, 2022	50,000,000	1,904	—	N/A
7.75% Notes due 2028
September 30, 2025	$57,000,000	$2,198	$25.00	$25.13
September 30, 2024	57,000,000	2,436	25.00	25.55
September 30, 2023	57,000,000	2,311	25.00	25.06
5.875% Convertible Notes due 2030
September 30, 2025	$149,500,000	$2,198	—	N/A

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
We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of September 30, 2025, our investment portfolio was made up of approximately 90.9% debt investments and 9.1% equity investments, at cost.
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

We invest by ourselves or jointly with other funds and/or management of the portfolio company, depending on the opportunity. In July 2012, the SEC granted us the Co-Investment Order that expanded our ability to co-invest, under certain circumstances, with certain of our affiliates, including Gladstone Investment, a BDC also managed by the Adviser, Gladstone Alternative, an interval fund also managed by the Adviser, and any future BDC or registered closed-end management investment company that is advised (or sub-advised if it controls the fund) by the Adviser, or any combination of the foregoing, subject to the conditions in the Co-Investment Order. In September 2025, the SEC granted us a new Co-Investment Order that contains a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser consider the interests of us in allocations and which minimizes certain board approval requirements from the prior Co-Investment Order. We believe the Co-Investment Order has enhanced and will continue to enhance our ability to further our investment objectives and strategies. If we are participating in an investment with one or more co-investors, whether or not an affiliate of ours, our investment is likely to be smaller than if we were investing alone.
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

From our initial public offering in August 2001 through September 30, 2025, we have made 705 different loans to, or investments in, 292 companies for a total of approximately $3.2 billion, before giving effect to principal repayments on investments and divestitures.
During the year ended September 30, 2025, we invested $310.7 million in 15 new portfolio companies and extended $86.1 million in investments to existing portfolio companies. In addition, we received a total of $352.3 million in combined net proceeds and principal repayments from portfolio company exits and principal repayments by existing portfolio companies during the year ended September 30, 2025.

During the year ended September 30, 2025, the following significant transactions occurred:
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
•In June 2025, we invested $12.6 million in RF Technologies, LLC through secured first lien debt. We also extended RF Technologies, LLC a $3.5 million secured first lien line of credit commitment.
•In July 2025, we invested $25.0 million in MASSiv Brands, LLC through secured first lien debt.
•In July 2025, we invested $15.0 million in Alsay Incorporated through secured second lien debt and preferred equity.
•In July 2025, we invested $23.7 million in Snif-Snax, LLC through secured first lien debt and preferred equity.

•In July 2025, we invested $13.0 million in Zero Case Holding Inc. through secured first lien debt and common equity. We also extended this business a $4.0 million secured first lien line of credit commitment, which was unfunded at close.
•In August 2025, we invested an additional $16.6 million in OCI, LLC, an existing portfolio company, through secured first lien debt and common equity.
•In August 2025, we invested $30.0 million in Foodservices Brand Group (“FBG”) through secured first lien debt.  We also extended FBG a $10.0 million secured first lien line of credit commitment, which was unfunded at close.
•In September 2025, we recognized a realized loss of $6.4 million on our equity investment in FES Resources Holdings, LLC.
•In September 2025, our $15.4 million debt investment in Ohio Armor Holdings, LLC paid off at par. We continue to hold a common equity investment in Ohio Armor Holdings, LLC.
Syndicated Investments
•In July 2025, our $3.7 million debt investment in 8th Avenue Food & Provisions, Inc. paid off at par.
Refer to Note 14—Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Annual Report for portfolio activity occurring subsequent to September 30, 2025.
Capital Raising
We have been able to meet our capital needs through extensions of and increases to our line of credit under the Credit Facility and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2027, and currently have a total commitment amount of $320.0 million. During the year ended September 30, 2025, we sold 362,482 common shares under our at-the-market program for gross proceeds of $9.6 million. Additionally, we sold 518,321 shares of Series A Preferred Stock for gross proceeds of $13.0 million during the year ended September 30, 2025. In September 2025, we completed an offering of $149.5 million aggregate principal amount of 2030 Convertible Notes. Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Common Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
Although we were able to access the capital markets historically and in recent years, market conditions may affect the trading price of our common stock and thus may inhibit our ability to finance new investments through the issuance of common stock in the future. When our common stock trades below NAV per common share, our ability to issue common stock is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. On September 30, 2025, the closing market price of our common stock was $21.87 per share, a 2.5% premium to our September 30, 2025 NAV per share of $21.34.
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
As of September 30, 2025, our asset coverage on our “senior securities representing indebtedness” was 219.8% and our asset coverage on our “senior securities that are stock” was 208.8%.
Recent Developments
Debt Redemption

On October 15, 2025, we voluntarily redeemed the 2028 Notes with an aggregate principal amount outstanding of $57.0 million. On October 31, 2025, we voluntarily redeemed the 2026 Notes with an aggregate principal outstanding of $150.0 million.

Distributions

On October 14, 2025, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
October 24, 2025	October 31, 2025	$0.15
November 17, 2025	November 26, 2025	0.15
December 22, 2025	December 31, 2025	0.15
	Total for the Quarter	$0.45

Record Date	Payment Date	Distribution per Series A Preferred Stock
October 27, 2025	November 5, 2025	$0.130208
November 25, 2025	December 5, 2025	0.130208
December 29, 2025	January 5, 2026	0.130208
	Total for the Quarter	$0.390624

RESULTS OF OPERATIONS
Comparison of the Year Ended September 30, 2025 to the Year Ended September 30, 2024

	For the Year Ended September 30,
	2025	2024	$ Change	% Change
INVESTMENT INCOME
Interest income	$87,281	$93,294	$(6,013)	(6.4)%
Other income	1,841	3,327	(1,486)	(44.7)
Total investment income	89,122	96,621	(7,499)	(7.8)
EXPENSES
Base management fee	13,910	13,609	301	2.2
Loan servicing fee	8,888	8,862	26	0.3
Incentive fee	10,486	11,410	(924)	(8.1)
Administration fee	2,012	1,970	42	2.1
Interest expense	19,986	21,715	(1,729)	(8.0)
Amortization of deferred financing costs	2,293	1,864	429	23.0
Other expenses	3,202	3,165	37	1.2
Expenses, before credits from Adviser	60,777	62,595	(1,818)	(2.9)
Credit to base management fee – loan servicing fee	(8,888)	(8,862)	(26)	0.3
Credit to fees from Adviser – other	(7,974)	(3,171)	(4,803)	NM
Total expenses, net of credits	43,915	50,562	(6,647)	(13.1)
NET INVESTMENT INCOME	45,207	46,059	(852)	(1.8)

NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	55,368	2,008	53,360	NM
Net realized gain (loss) on other	274	3,951	(3,677)	(93.1)
Net unrealized appreciation (depreciation) of investments	(42,739)	42,703	(85,442)	NM
Net gain (loss) from investments and other	12,903	48,662	(35,759)	(73.5)
PREFERRED STOCK DIVIDENDS	919	215	704	327.4%
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$57,191	$94,506	$(37,315)	(39.5)%
PER BASIC AND DILUTED COMMON SHARE
Net investment income(A)	$2.02	$2.11	$(0.09)	(4.3)%
Net increase (decrease) in net assets resulting from operations - basic(A)	$2.56	$4.34	$(1.78)	(41.0)%
Net increase (decrease) in net assets resulting from operations - diluted(A)	$2.55	$4.34	$(1.79)	(41.2)%
NM Not Meaningful
(A) Per share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for additional information.

Investment Income
Interest income decreased by 6.4% for the year ended September 30, 2025, as compared to the prior year. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the year ended September 30, 2025 was $681.1 million, compared to $665.5 million for the year ended September 30, 2024, an increase of $15.6 million, or 2.3%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 12.7% for the year ended September 30, 2025, compared to 13.9% for the year ended September 30, 2024, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.
Other income decreased by 44.7% during the year ended September 30, 2025, as compared to the prior year period primarily due to a $0.9 million decrease in dividend income and a $0.4 million decrease in success fees received year over year.
As of September 30, 2025, no single investment represented greater than 10% of the total investment portfolio at fair value. As of September 30, 2024, our investment in Antenna Research Associates, Inc. represented 11.4% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, decreased $6.6 million, or 13.1%, for the year ended September 30, 2025 as compared to the prior year. This decrease was primarily due to a $3.1 million decrease in the net incentive fee, a $2.4 million decrease in the net base management fee, and a $1.7 million decrease in interest expense.
Total interest expense decreased by $1.7 million, or 8.0%, during the year ended September 30, 2025 as compared to the prior year due primarily to a decrease in the weighted average balance outstanding on our Credit Facility, partially offset by an increase in the effective interest rate and the issuance of the 2030 Convertible Notes in September 2025. Interest expense on our Credit Facility decreased by $2.2 million period over period due primarily to a decrease in the weighted average balance outstanding which was $40.2 million during the year ended September 30, 2025, as compared to $70.6 million in the prior year, a decrease of 43.1%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 13.8% during the year ended September 30, 2025, compared to 11.0% during the prior year. The increase in the effective interest rate was driven primarily by a $0.9 million increase in unused commitment fees on the undrawn portion of the Credit Facility, partially offset by a decrease in interest rates on the drawn portion of the Credit Facility during the year ended September 30, 2025. Interest expense on our notes payable increased by $0.5 million period over period due to the issuance of the 2030 Convertible Notes in September 2025.
The net base management fee earned by the Adviser decreased by $2.4 million, or 22.2%, during the year ended September 30, 2025, as compared to the prior year, resulting from an increase in credits to the base management fee from the Adviser for new deal origination fees year over year, partially offset by.an increase in average total assets subject to the base management fee year over year.
The income-based incentive fee decreased by $0.9 million, or 8.1%, for the year ended September 30, 2025, as compared to the prior year, primarily due to a decrease in pre-incentive fee net investment income, partially offset by an increase in net assets, which drives the hurdle rate. During the years ended September 30, 2025 and 2024, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $2.3 million and $0.2 million, respectively, to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4— Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Year Ended September 30,
	2025	2024
Average total assets subject to base management fee(A)(B)	$794,857	$777,657
Multiplied by annual base management fee of 1.75%	1.75%	1.75%
Base management fee(C)	13,910	13,609
Portfolio company fee credit	(5,593)	(2,866)
Syndicated loan fee credit	(37)	(101)
Net Base Management Fee	$8,280	$10,642

Loan servicing fee(C)	$8,888	$8,862
Credit to base management fee - loan servicing fee(C)	(8,888)	(8,862)
Net Loan Servicing Fee	$—	$—

Incentive fee(C)	$10,486	$11,410
Incentive fee credit	(2,344)	(204)
Net Incentive Fee	$8,142	$11,206

Portfolio company fee credit	$(5,593)	$(2,866)
Syndicated loan fee credit	(37)	(101)
Incentive fee credit	(2,344)	(204)
Credit to Fees from Adviser—Other(C)	$(7,974)	$(3,171)
(A)Average total assets subject to the base management fee is defined as total assets, including investments made with proceeds of borrowings, less any uninvested cash or cash equivalents resulting from borrowings, valued at the end of the two most recently completed quarters within the respective years and adjusted appropriately for any share issuances or repurchases during the period.
(B)Excludes our investment in Gladstone Alternative valued at the end of the applicable periods.
(C)Reflected, on a gross basis, as a line item on our accompanying Consolidated Statement of Operations located elsewhere in this Annual Report.

Net Realized Gain (Loss) on Investments
For the year ended September 30, 2025, we recorded a net realized gain on investments of $55.4 million, which resulted primarily from a $59.3 million realized gain recognized on the sale of our investment in Antenna Research Associates, Inc., a $4.7 million realized gain recognized on the partial sale of our common equity investment in Sokol & Company Holdings, LLC, a $3.0 million realized gain recognized on our investment in MCG Energy Solutions, LLC, and a $2.5 million realized gain recognized on our investment in Salt & Straw, LLC. These gains were partially offset by a $6.4 million realized loss recognized on our equity investment in FES Resources Holdings LLC, a $4.4 million realized loss recognized on the restructure of our investment in Eegee’s LLC, and a $4.1 million realized loss recognized on the sale of our investment in DKI Ventures, LLC.
For the year ended September 30, 2024, we recorded a net realized gain on investments of $2.0 million, which resulted primarily from a $1.5 million realized gain recognized on our investment in Giving Home.

Net Unrealized Appreciation (Depreciation) of Investments
During the year ended September 30, 2025, we recorded net unrealized depreciation of investments in the aggregate amount of $42.7 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the year ended September 30, 2025 were as follows:

	Year Ended September 30, 2025
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized Depreciation (Appreciation)	Net Gain (Loss)
Sokol & Company Holdings, LLC	$4,748	$5,433	$(4,870)	$5,311
Arc Drilling Holdings LLC	—	4,440	—	4,440
Antenna Research Associates, Inc.	59,348	—	(55,140)	4,208
Encore Dredging Holdings, LLC	—	3,746	—	3,746
Dutch Gold Honey, Inc.	—	2,617	—	2,617
Giving Home Health Care, LLC	731	1,731	—	2,462
Torrent Photonics Holdco LLC	—	1,809	—	1,809
TNCP Intermediate HoldCo, LLC	—	1,497	—	1,497
NeoGraf Solutions, LLC	—	1,382	—	1,382
Eegee's LLC	(4,439)	(737)	6,205	1,029
Altior Healthcare, LLC	—	920	—	920
Triple H Food Processors, LLC	—	831	—	831
Canopy Safety Brands, LLC	—	819	—	819
Pan-Am Dental, LLC	—	505	—	505
8th Avenue Food & Provisions, Inc.	—	146	296	442
B+T Group Acquisition Inc.	—	440	—	440
Pansophic Learning Ltd.	—	397	—	397
Vet's Choice Radiology LLC	—	348	—	348
ENET Holdings, LLC	—	—	316	316
Salt & Straw, LLC	2,450	139	(2,607)	(18)
MCG Energy Solutions, LLC	2,954	(4)	(2,976)	(26)
FES Resources Holdings LLC	(6,350)	(163)	6,350	(163)
Café Zupas	—	(371)	(153)	(524)
DKI Ventures, LLC	(4,074)	—	3,422	(652)
Axios Industrial Group, LLC	—	(802)	—	(802)
WB Xcel Holdings, LLC	—	(939)	—	(939)
Quality Environmental Midco, Inc.	—	(991)	—	(991)
Engineering Manufacturing Technologies, LLC	—	(2,921)	—	(2,921)
Defiance Integrated Technologies, Inc.	—	(2,949)	—	(2,949)
Technical Resource Management, LLC	—	(3,509)	—	(3,509)
Eegee Acquisition Corp.	—	(3,642)	—	(3,642)
Lonestar EMS, LLC	—	(4,012)	—	(4,012)
Other, net (<$500)	—	258	—	258
Total:	$55,368	$6,418	$(49,157)	$12,629
The primary driver of net unrealized depreciation of $42.7 million for the year ended September 30, 2025 was the reversal of unrealized appreciation from the exit of our investment in Antenna Research Associates, Inc., partially offset by the improvement in the financial and operational performance of certain of our portfolio companies.

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

The primary driver of net unrealized appreciation of $42.7 million for the year ended September 30, 2024 was improvement in the financial and operational performance of certain of our portfolio companies, partially offset by the decrease in comparable transaction multiples used to estimate the fair value of certain of our other portfolio companies, and the decline in the financial and operational performance of certain of our other portfolio companies.

As of September 30, 2025, the fair value of our investment portfolio was less than its cost basis by approximately $17.5 million and our entire investment portfolio was valued at 98.0% of cost, as compared to cumulative net unrealized appreciation of $25.2 million and a valuation of our entire portfolio at 103.3% of cost as of September 30, 2024.
Comparison of the Year Ended September 30, 2024 to the Year Ended September 30, 2023
The comparison of the fiscal year ended September 30, 2024 to the fiscal year ended September 30, 2023 can be found in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, as filed with the SEC on November 13, 2024, located within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Net cash used in operating activities for the year ended September 30, 2025 was $5.5 million as compared to net cash provided by operating activities of $3.2 million for the year ended September 30, 2024. The change was primarily due to an increase in purchases of investments year over year, partially offset by an increase in repayments and net proceeds from sales year over year. Purchases of investments were $396.8 million during the year ended September 30, 2025 compared to $177.6 million during the year ended September 30, 2024. Repayments and net proceeds from sales were $352.6 million during the year ended September 30, 2025 compared to $140.2 million during the year ended September 30, 2024.
As of September 30, 2025, we had loans to or equity investments in 55 companies, with an aggregate cost basis of approximately $876.6 million. As of September 30, 2024, we had loans to or equity investments in 49 companies, with an aggregate cost basis of approximately $771.0 million.
The following table summarizes our total portfolio investment activity during the years ended September 30, 2025 and 2024:

	Year Ended September 30,
	2025	2024
Beginning investment portfolio, at fair value	$796,260	$704,815
New investments	310,724	53,250
Disbursements to existing portfolio companies	86,072	124,399
Scheduled principal repayments	(10,057)	(9,288)
Unscheduled principal repayments	(252,696)	(124,183)
Net proceeds from sales of investments	(89,564)	(2,799)
Net unrealized appreciation (depreciation) of investments	6,418	42,927
Reversal of prior period net depreciation (appreciation) of investments	(49,157)	(224)
Net realized gain (loss) on investments(A)	55,368	2,008
Increase in investment balance due to PIK interest (B)	4,910	5,525
Net change in premiums, discounts and amortization	846	(170)
Ending Investment Portfolio, at Fair Value	$859,124	$796,260
(A)Excludes net realized gain (loss) on other.
(B)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.

The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2025.

Year Ending September 30,	Amount
2026(A)	$58,434
2027	157,554
2028	222,265
2029	139,336
2030	209,608
Thereafter	10,000
Total contractual repayments	$797,197
Adjustments to cost basis of debt investments	(574)
Investments in equity securities	79,991
Investments held as of September 30, 2025 at cost:	$876,614
(A)Includes debt investments with contractual principal amounts totaling $0.5 million for which the maturity date has passed as of September 30, 2025.
Financing Activities
Net cash provided by financing activities for the year ended September 30, 2025 was $35.6 million, which consisted primarily of $149.5 million in gross proceeds from the issuance of the 2030 Convertible Notes, $11.5 million in net proceeds from the issuance of preferred stock, and $9.6 million in gross proceeds from the issuance of common stock, partially offset by $70.6 million in net repayments on our Credit Facility and $55.5 million in distributions to common shareholders.
Net cash used in financing activities for the year ended September 30, 2024 was $2.3 million, which consisted primarily of $43.1 million in distributions to common shareholders, partially offset by $22.8 million in net borrowings on our Credit Facility, $11.0 million in gross proceeds from the issuance of common stock, and $7.8 million in net proceeds from the issuance of preferred stock.
Net cash provided by financing activities for the year ended September 30, 2023 was $10.2 million, which consisted primarily of $87.4 million in gross proceeds from the issuance of common stock and $57.0 million in gross proceeds from the issuance of the 2028 Notes, partially offset by $94.0 million in net repayments on our Credit Facility and $35.4 million in distributions to common shareholders.
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

In accordance with these requirements, during the year ended September 30, 2025, we paid monthly cash distributions of $0.165 per common share, a supplemental distribution of $0.40 per common share in December 2024, and a supplemental distribution of $0.10 per common share in September 2025. These distributions totaled an aggregate of $55.5 million. In October 2025, our Board of Directors declared a monthly distribution of $0.15 per common share for each of October, November, and December 2025. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ended September 30, 2026.
For the fiscal years ended September 30, 2025, September 30, 2024, and September 30, 2023, our Investment Company Taxable Income exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million, $6.6 million, and $5.0 million, respectively, of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. In addition, for the fiscal year ended September 30, 2025, net capital gains exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.7 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. There were no such amounts for the fiscal years ended September 30, 2024 and 2023.

Preferred Stock Dividends
We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the year ended September 30, 2025, which totaled an aggregate of $0.9 million. In October 2025, our Board of Directors declared monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each of October, November, and December 2025. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year.

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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2025, we had the ability to issue up to $519.3 million in securities under the registration statement.
Common Stock
In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, (the “2024 Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the year ended September 30, 2025, we sold 362,482 shares of our common stock under the 2024 Sales Agreement, at a weighted-average price of $26.44 per share and raised $9.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $9.4 million. As of September 30, 2025, we had a remaining capacity to sell up to an additional $129.4 million of our common stock under the 2024 ATM Program.
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

As of September 30, 2025, our Credit Facility had a total commitment amount of $320.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027 and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after June 23, 2025 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $581.0 million as of September 30, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2025, and as defined in our Credit Facility, we had a net worth of $877.9 million, asset coverage on our “senior securities representing indebtedness” of 219.8% and an active status as a BDC and RIC. In addition, as of September 30, 2025, we had 34 obligors in our Credit Facility’s borrowing base and we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information regarding our Credit Facility.
Notes Payable
In September 2025, we completed an offering of $149.5 million aggregate principal amount of 2030 Convertible Notes for net proceeds of approximately $142.8 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2030 Convertible Notes will mature on October 1, 2030. We may redeem for cash all or any portion of the 2030 Convertible Notes (subject to the “partial redemption limitation”), at our option, on a redemption date on or after October 6, 2028 and on or before the 45th scheduled trading day immediately prior to the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. The 2030 Convertible Notes bear interest at a rate of 5.875% per year. Interest is payable semi-annually on April 1 and October 1 of each year beginning April 1, 2026 (which equates to approximately $8.8 million per year).
In August 2023, we completed an offering of $57.0 million aggregate principal amount of the 2028 Notes for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. On October 15, 2025, we voluntarily redeemed 100% of the issued and outstanding 2028 Notes, following which they were delisted from the Nasdaq Global Select Market. The 2028 Notes would have otherwise matured on September 1, 2028.

The 2028 Notes bore interest at a rate of 7.75% per year. Interest was payable quarterly on March 1, June 1, September 1, and December 1 of each year.
In November 2021, we completed an issuance of $50.0 million aggregate principal amount of 3.75% Notes due 2027 (the “2027 Notes”) for net proceeds of approximately $48.5 million after deducting initial purchasers’ costs, commissions and offering expenses borne by us. The 2027 Notes will mature on May 1, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2027 Notes bear interest at a rate of 3.75% per year. Interest is payable semi-annually on May 1 and November 1 of each year (which equates to approximately $1.9 million per year).
In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. On October 31, 2025, we voluntarily redeemed 100% of the issued and outstanding 2026 Notes. The 2026 Notes would have otherwise matured on January 31, 2026. The 2026 Notes bore interest at a rate of 5.125% per year. Interest was payable semi-annually on January 31 and July 31 of each year.
The indenture relating to the 2027 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2027 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.
The indenture relating to the 2030 Convertible Notes similarly contains certain covenants including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing and (ii) that we will file with the trustee any documents or reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 days after the same are required to be filed with the SEC; provided that any documents filed by us with the SEC via the EDGAR system will be deemed to be filed with the trustee.
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of September 30, 2025 and 2024, we had off-balance sheet success fee receivables on our accruing debt investments of $6.0 million and $5.8 million (or approximately $0.27 per common share and $0.26 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of September 30, 2025 and 2024 to be immaterial.

The following table shows our contractual obligations as of September 30, 2025, at cost:

Contractual Obligations(A)	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$—	$—	$—
Notes Payable	150,000	107,000	—	149,500	406,500
Interest expense on debt obligations(C)	20,891	33,634	21,091	—	75,616
Total	$170,891	$140,634	$21,091	$149,500	$482,116
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $66.4 million, at cost, as of September 30, 2025.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2030 Notes, 2028 Notes, 2027 Notes, and 2026 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of September 30, 2025.
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

The following table reflects risk ratings for all proprietary loans in our portfolio as of September 30, 2025 and 2024, representing approximately 100.0% and 99.5%, respectively, of the principal balance of all debt investments in our portfolio at the end of each period:

	As of September 30,
Rating	2025	2024
Highest	10.0	10.0
Average	7.4	7.8
Weighted Average	8.0	8.1
Lowest	3.0	3.0
The following table reflects the risk ratings for all syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2024, representing approximately 0.5% of the principal balance of all debt investments in our portfolio at the end of the period:

Rating	As of September 30, 2024
Highest	3.0
Average	3.0
Weighted Average	3.0
Lowest	3.0
There were no syndicated loans in our portfolio that were rated by an NRSRO as of September 30, 2025. There were no syndicated loans in our portfolio that were not rated by an NRSRO as of September 30, 2025 and 2024.

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

All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of September 30, 2025, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	86.9%
Fixed rates	13.1
Total	100.0%

Advances under the Credit Facility generally bear interest at 30-day Term SOFR, subject to a floor of 0.35%, plus a margin of 2.60% per annum until October 31, 2027, with the margin then increasing to 3.10% thereafter. The Credit Facility has an unused commitment fee on the daily unused commitment amount ranging from 0.45% to 1.00% per annum, based on utilization. We had no borrowings outstanding under our Credit Facility as of September 30, 2025. The interest rates on the 2026 Notes, the 2027 Notes, the 2028 Notes, and 2030 Convertible Notes are fixed for the life of such debt.

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of September 30, 2025 and no further actions are taken to alter our existing interest rate sensitivity. We had no borrowings outstanding under our Credit Facility as of September 30, 2025.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations(B)
Up 200 basis points	$13,787	$—	$13,787
Up 100 basis points	6,860	—	6,860
Up 50 basis points	3,425	—	3,425
Down 50 basis points	(3,425)	—	(3,425)
Down 100 basis points	(6,850)	—	(6,850)
Down 200 basis points	(13,193)	—	(13,193)
(A)Illustrates the potential impact of changes in market rates as compared to one-month SOFR of 4.13% as of September 30, 2025.
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
Under the supervision and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on its assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2025.
November 17, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Gladstone Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Gladstone Capital Corporation and its subsidiary (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended September 30, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended September 30, 2025 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of the Company as of September 30, 2023, 2022 and 2021, and the related consolidated statements of operations, changes in net assets and cash flows for the years ended September 30, 2022 and 2021 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of the Company for each of the five years in the period ended September 30, 2025 is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of September 30, 2025 and 2024 by correspondence with the custodian, agent banks and portfolio company investees. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Level 3 Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company held $854 million of total level 3 investments at fair value as of September 30, 2025. Management uses significant unobservable inputs in estimating the fair value of its level 3 investments, including (i) with respect to investments valued using a total enterprise value, portfolio company earnings before interest, taxes, depreciation and amortization (“EBITDA”) and EBITDA multiples, revenue and revenue multiples, or a discounted cash flow analysis using estimated risk-adjusted discount rates; (ii) with respect to investments valued using a yield analysis, a modified discount rate; and (iii) with respect to investments valued using market quotations for which a limited market exists, the lower indicative bid price in the bid-to-ask price range.

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
Washington, District of Columbia
November 17, 2025
We have served as the Company’s auditor since 2002.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2025	September 30, 2024
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $685,195 and $716,481, respectively)	$696,317	$750,904
Affiliate investments (Cost of $58,446 and $16,746, respectively)	53,911	7,438
Control investments (Cost of $132,973 and $37,784, respectively)	108,896	37,918
Cash	596	15
Cash equivalents	31,774	2,157
Restricted cash	—	132
Interest receivable, net	5,702	5,923
Due from administrative agent	4,791	2,802
Deferred financing costs, net	1,951	1,053
Other assets, net	3,659	4,126
TOTAL ASSETS	$907,597	$812,468
LIABILITIES
Line of credit at fair value (Cost of $0 and $70,600, respectively)	$—	$70,600
Notes payable, net of unamortized deferred financing costs and discounts of $8,644 and $2,990, respectively	397,856	254,010
Accounts payable and accrued expenses	1,188	1,230
Interest payable	3,141	2,916
Fees due to Adviser(A)	2,921	3,889
Fee due to Administrator(A)	610	569
Other liabilities	459	513
TOTAL LIABILITIES	$406,175	$333,727
Commitments and contingencies(B)
Preferred stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 865,452 and 349,931 shares issued and outstanding, respectively	$19,387	$7,846
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 22,593,069 and 22,230,587 shares issued and outstanding, respectively(C)	$45	$44
Capital in excess of par value	501,628	492,305
Cumulative net unrealized appreciation (depreciation) of investments	(17,490)	25,249
Under distributed net investment income	5,198	6,144
Accumulated net realized losses	(7,346)	(52,847)
Total distributable loss	(19,638)	(21,454)
TOTAL NET ASSETS	$482,035	$470,895
NET ASSET VALUE PER COMMON SHARE(C)	$21.34	$21.18
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	Year ended September 30,
	2025	2024	2023
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$76,084	$85,698	$72,656
Affiliate investments	698	—	3,799
Control investments	5,047	1,784	2,889
Cash and cash equivalents	462	136	136
Total interest income (excluding PIK interest income)	82,291	87,618	79,480
PIK interest income
Non-Control/Non-Affiliate investments	3,885	5,429	2,737
Affiliate investments	—	—	510
Control investments	1,105	247	303
Total PIK interest income	4,990	5,676	3,550
Total interest income	87,281	93,294	83,030
Dividend income
Non-Control/Non-Affiliate investments	290	1,417	830
Affiliate investments	191	—	—
Control investments	—	—	691
Total dividend income	481	1,417	1,521
Prepayment fee income
Non-Control/Non-Affiliate investments	1,054	1,310	200
Affiliate investments	—	—	444
Total prepayment fee income	1,054	1,310	644
Other income	306	600	1,239
Total investment income	89,122	96,621	86,434
EXPENSES
Base management fee(A)	13,910	13,609	11,998
Loan servicing fee(A)	8,888	8,862	8,053
Incentive fee(A)	10,486	11,410	10,255
Administration fee(A)	2,012	1,970	1,716
Interest expense on line of credit and notes payable	19,986	21,715	20,847
Amortization of deferred financing costs	2,293	1,864	1,529
Professional fees	1,054	948	980
Other general and administrative expenses	2,148	2,217	1,478
Expenses, before credits from Adviser	60,777	62,595	56,856
Credit to base management fee - loan servicing fee(A)	(8,888)	(8,862)	(8,053)
Credit to fees from Adviser - other(A)	(7,974)	(3,171)	(3,389)
Total expenses, net of credits	43,915	50,562	45,414
NET INVESTMENT INCOME	45,207	46,059	41,020
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	55,368	1,749	9,661
Control investments	—	259	2,684
Other	274	3,951	319
Total net realized gain (loss)	55,642	5,959	12,664
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(23,301)	42,276	(10,928)
Affiliate investments	4,773	(2,983)	3,996
Control investments	(24,211)	3,410	(4,084)
Total net unrealized appreciation (depreciation)	(42,739)	42,703	(11,016)
Net realized and unrealized gain (loss)	12,903	48,662	1,648
PREFERRED STOCK DIVIDENDS	919	215	—
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$57,191	$94,506	$42,668
BASIC AND DILUTED PER COMMON SHARE:
Net investment income - basic(B)	$2.02	$2.11	$2.20
Net increase (decrease) in net assets from operations - basic(B)	$2.56	$4.34	$2.29
Net increase (decrease) in net assets from operations - diluted(B)	$2.55	$4.34	$2.29
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic(B)	22,357,574	21,781,074	18,657,961
Diluted(B)	22,662,197	21,781,074	18,657,961
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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2025	2024	2023
OPERATIONS
Net investment income	$45,207	$46,059	$41,020
Net realized gain (loss) on investments	55,368	2,008	12,345
Net realized gain (loss) on other	274	3,951	319
Net unrealized appreciation (depreciation) of investments	(42,739)	42,703	(11,016)
Preferred stock dividends	(919)	(215)	—
Net increase (decrease) in net assets from operations	57,191	94,506	42,668
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($1.98, $1.98, and $1.89 per share, respectively)(A)(B)	(44,289)	(43,141)	(35,407)
Distributions to common stockholders from realized gains ($0.50, $0.00, and $0.00 per share, respectively)(A)(B)	(11,191)	—	—
Net decrease in net assets from distributions	(55,480)	(43,141)	(35,407)
CAPITAL TRANSACTIONS
Issuance of common stock	9,583	10,998	87,394
Offering costs for issuance of common stock	(154)	(163)	(1,447)
Net increase (decrease) in net assets from capital transactions	9,429	10,835	85,947
NET INCREASE (DECREASE) IN NET ASSETS	11,140	62,200	93,208
NET ASSETS, BEGINNING OF YEAR	470,895	408,695	315,487
NET ASSETS, END OF YEAR	$482,035	$470,895	$408,695
(A)Refer to Note 9 – Distributions to Common Stockholders for additional information.
(B)Per share amounts have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024. Refer to Note 2—Summary of Significant Accounting Policies for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

	Year ended September 30,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$57,191	$94,506	$42,668
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(396,796)	(177,649)	(175,477)
Principal repayments on investments	262,753	133,471	107,505
Proceeds from sale of investments	89,838	6,750	18,005
Increase in investments due to paid-in-kind interest or other	(4,910)	(5,525)	(3,699)
Net change in premiums, discounts and amortization	(846)	170	114
Net realized gain on investments	(55,368)	(2,008)	(12,345)
Net unrealized depreciation (appreciation) of investments	42,739	(42,703)	11,016
Net realized loss (gain) on other	(274)	(3,951)	(319)
Amortization of deferred financing costs	2,293	1,864	1,529
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	221	177	(3,363)
Decrease (increase) in funds due from administrative agent	(1,989)	134	263
Decrease (increase) in other assets, net	457	(1,224)	(572)
Increase (decrease) in accounts payable and accrued expenses	(42)	224	506
Increase (decrease) in interest payable	225	(40)	439
Increase (decrease) in fees due to Adviser(A)	(968)	17	1,768
Increase (decrease) in fee due to Administrator(A)	41	90	56
Increase (decrease) in other liabilities	(54)	(1,063)	1,046
Net cash provided by (used in) operating activities	(5,489)	3,240	(10,860)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	332,000	221,200	149,000
Repayments on line of credit	(402,600)	(198,400)	(243,000)
Proceeds from issuance of notes payable	147,258	—	57,000
Financing costs	(6,603)	(686)	(3,522)
Proceeds from issuance of common stock	9,583	10,998	87,394
Proceeds from issuance of preferred stock	11,541	7,846	—
Offering costs for issuance of common stock	(144)	(154)	(1,311)
Distributions paid to common stockholders	(55,480)	(43,141)	(35,407)
Net cash provided by (used in) financing activities	35,555	(2,337)	10,154
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS	30,066	903	(706)
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, BEGINNING OF YEAR	2,304	1,401	2,107
CASH, CASH EQUIVALENTS, RESTRICTED CASH, AND RESTRICTED CASH EQUIVALENTS, END OF YEAR	$32,370	$2,304	$1,401
CASH PAID DURING YEAR FOR INTEREST	$19,761	$21,755	$20,408
NON-CASH ACTIVITIES(B)	—	—	2,416
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 144.5%
Secured First Lien Debt – 107.4%
Beverage, Food, and Tobacco – 2.2%
Wings ‘N More Restaurants LLC – Line of Credit, $1,500 available (S + 6.8%, 10.9% Cash, Due 11/2029)(C)	$—	$—	$—
Wings ‘N More Restaurants LLC – Term Debt (S + 6.8%, 10.9% Cash, Due 11/2029)(C)	10,500	10,500	10,710
Wings ‘N More Restaurants LLC – Delayed Draw Term Loan, $5,000 available (S + 6.8%, 10.9% Cash, Due 11/2029)(C)	—	—	—
		10,500	10,710
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.1% Cash, Due 9/2026)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 12.1% Cash, Due 9/2026)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 24.9%
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.1% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.1% PIK, Due 1/2028)(C)	27,456	27,456	27,456
OCI, LLC – Term Debt (S + 7.5%, 11.6% Cash, Due 5/2028)(C)	32,000	32,000	32,000
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.6% Cash, Due 4/2027)(C)	11,529	11,529	11,645
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.6% Cash, Due 4/2026)(C)	500	500	505
Unirac Holdings, Inc. – Line of Credit, $1,633 available (S + 6.5%, 10.6% Cash, Due 9/2027)(C)	589	589	589
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.6% Cash, Due 9/2027)(C)	1,067	1,067	1,067
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.6% Cash, Due 9/2027)(C)	14,325	14,106	14,325
Viron International Corp.(S) – Term Debt (S + 7.0%, 11.1% Cash, Due 2/2030)(C)	18,383	18,383	18,475
Viva Railings, LLC – Line of Credit, $4,000 available (S + 6.4%, 10.5% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 6.4%, 10.5% Cash, Due 5/2027)(C)	13,875	13,875	13,875
		119,505	119,937
Diversified/Conglomerate Service – 26.0%
Axios Industrial Group, LLC – Term Debt (S + 11.6%, 0.0% Cash, 15.7% PIK, Due 10/2027)(C)	16,771	16,771	16,197
Axios Industrial Group, LLC – Term Debt (18.0% PIK, Due 10/2027)(C)(F)	2,598	2,598	2,509
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 12.6% Cash, Due 2/2028)(C)(U)	28,117	28,117	28,398
MASSiv Brands, LLC – Term Debt (10.0% Cash, 5.0% PIK, Due 7/2030)(C)(F)	25,313	25,313	25,313
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	13,008	13,008	13,269
RF Technologies, LLC – Line of Credit, $3,500 available (S + 6.3%, 10.4% Cash, Due 6/2030)(C)	—	—	—
RF Technologies, LLC – Term Debt (S + 6.3%, 10.4% Cash, Due 6/2030)(C)	12,600	12,600	12,735
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.5%, 10.6% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 4/2029)(C)	6,500	6,500	6,500
Total Access Elevator, LLC – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.6% Cash, Due 4/2029)(C)	1,600	1,600	1,600
WorkforceQA, LLC – Line of Credit, $900 available (S + 6.5%, 10.6% Cash, Due 12/2026)(C)	1,100	1,100	1,100
WorkforceQA, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 12/2026)(C)	17,813	17,777	17,813
		125,384	125,434
Healthcare, Education, and Childcare – 43.3%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.0%, 10.1% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.0%, 10.1% Cash, Due 12/2028)(C)	30,360	30,310	30,360
ALS Education, LLC – Delayed Draw Term Loan, $6,000 available (S + 6.0%, 10.1% Cash, Due 12/2028)(C)	—	—	—
Altior Healthcare, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 5/2030)(C)	46,000	46,000	46,920
Freedom Dental Management, Inc. – Term Debt (S + 7.3%, 11.4% Cash, Due 6/2030)(C)	15,000	15,000	15,300
Giving Home Health Care, LLC – Term Debt (S + 6.3%, 10.4% Cash, Due 4/2029)(C)	34,924	34,859	35,252
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
HH-Inspire Acquisition, Inc. – Line of Credit, $0 available (S + 10.0%, 12.1% Cash, 2.0% PIK, Due 4/2028)(C)	1,861	1,861	1,739
HH-Inspire Acquisition, Inc. – Term Debt (S + 10.0%, 12.1% Cash, 2.0% PIK, Due 4/2028)(C)	19,890	19,805	18,580
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 11.4% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 11.4% Cash, Due 6/2026)(C)	17,500	17,500	17,500
Vet's Choice Radiology LLC(S) – Term Debt (S + 8.0%, 12.1% Cash, Due 12/2027)(C)	42,750	42,750	43,098
		208,085	208,749
Home and Office Furnishings, Housewares and Durable Consumer Products – 6.2%
Foodservices Brand Group, LLC – Line of Credit, $10,000 available (S + 6.5%, 10.6% Cash, Due 8/2029)(C)	—	—	—
Foodservices Brand Group, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 8/2029)(C)	30,000	30,000	30,000
		30,000	30,000
Machinery – 3.6%
Arc Drilling Holdings LLC – Line of Credit, $3,875 available (S + 6.8%, 10.9% Cash, Due 9/2029)(C)	1,125	1,125	1,125
Arc Drilling Holdings LLC – Term Debt (S + 6.8%, 10.9% Cash, Due 9/2029)(C)	16,000	16,000	16,160
		17,125	17,285
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	—
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	1,320	1,320	559
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	450	450	191
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	6,000	6,000	2,542
		7,770	3,292
Total Secured First Lien Debt		$521,049	$517,762
Secured Second Lien Debt – 27.3%
Automobile – 3.7%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$13,723	$13,723	$13,868
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,163	4,163	4,163
		17,886	18,031
Beverage, Food, and Tobacco – 3.8%
Dutch Gold Honey, Inc.(S) – Term Debt (S + 7.5%, 11.6% Cash, Due 8/2030)(C)	18,000	18,000	18,184
Cargo Transportation – 4.1%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 11.8% Cash, Due 11/2029)(C)	20,000	20,000	20,000
Diversified/Conglomerate Manufacturing – 7.8%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,316	2,316	2,436
Springfield, Inc. – Term Debt (S + 11.1%, 15.2% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tube Bending Technology, LLC – Term Debt (12.5% Cash, Due 6/2026)(C)(F)	5,000	5,000	4,955
		37,316	37,391
Healthcare, Education, and Childcare – 4.8%
Pan-Am Dental, LLC – Term Debt (12.0% Cash, Due 6/2030)(C)(F)	23,000	23,000	23,129
Oil and Gas – 3.1%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 13.9% Cash, Due 8/2028)(C)	15,015	14,943	15,015
Total Secured Second Lien Debt		$131,145	$131,750
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$17
Preferred Equity – 3.5%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$261
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	197
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	214
Diversified/Conglomerate Manufacturing – 0.5%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	2,377
Diversified/Conglomerate Service – 0.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	2,720
		3,500	2,720
Healthcare, Education, and Childcare – 1.8%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,681,949	2,604	2,290
Pan-Am Dental, LLC – Preferred Stock(E)(G)	5,909,091	5,909	6,285
		8,513	8,575
Oil and Gas – 0.5%
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,450
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$18,373	$16,794
Common Equity – 6.2%
Aerospace and Defense – 0.2%
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	$1,000	$1,184
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	277
Beverage, Food, and Tobacco – 1.6%
Dutch Gold Honey, Inc.(S) – Common Stock(E)(G)	900,000	900	3,333
Salt & Straw, LLC – Common Warrant(E)(G)	0.5%	—	186
Sokol & Company Holdings, LLC – Common Stock(E)(G)(U)	450,000	450	2,240
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	2,147
		1,600	7,906
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.5%
OCI, LLC – Common Units (E)(G)	555	1,111	1,111
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	1,067
Viron International Corp.(S) – Common Stock(E)(G)	447	15	—
		3,126	2,178
Diversified/Conglomerate Service – 0.4%
Total Access Elevator, LLC – Common Stock(E)(G)	750,000	750	1,500
WorkforceQA, LLC – Common Stock(E)(G)	529	532	457
		1,282	1,957
Healthcare, Education, and Childcare – 1.5%
Giving Home Health Care, LLC – Common Stock(E)(G)	10,667	—	5,333
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,980
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(D)(G)(L)	3.5%	—	36
		767	7,349
Machinery – 1.9%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	9,096
Oil and Gas – 0.0%
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	47
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$14,430	$29,994
Total Non-Control/Non-Affiliate Investments		$685,195	$696,317

AFFILIATE INVESTMENTS(N) – 11.2%
Secured First Lien Debt – 7.2%
Diversified/Conglomerate Manufacturing – 2.6%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 9.6% Cash, Due 8/2026)(E)(P)	$6,140	$6,140	$513
Zero Case Holding Inc. – Line of Credit, $4,000 available (S + 6.4%, 10.5% Cash, Due 7/2030)(E)	—	—	—
Zero Case Holding Inc. – Term Debt (S + 6.4%, 10.5% Cash, Due 7/2030)(E)	12,000	12,000	12,000
		18,140	12,513
Personal, Food, and Miscellaneous Services – 4.6%
Snif-Snax, LLC – Term Debt (S + 6.7%, 10.8% Cash, Due 7/2030)(C)(H)	22,200	22,200	22,200
Total Secured First Lien Debt		$40,340	$34,713
Preferred Equity – 2.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.4%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	6,914
Personal, Food, and Miscellaneous Services – 0.3%
Snif-Snax, LLC – Preferred Stock(E)(G)	1,500,000	1,500	1,500
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	1,006
Total Preferred Equity		$11,306	$9,420
Common Equity – 2.0%
Diversified/Conglomerate Manufacturing – 0.2%
Zero Case Holding Inc. – Common Stock(E)(G)	1,000	$1,000	$1,000
Finance – 1.1%
Gladstone Alternative Income Fund – Common Stock(D)(G)	500,000	5,000	5,075
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.8%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	3,703
Total Common Equity		$6,800	$9,778
Total Affiliate Investments		$58,446	$53,911
CONTROL INVESTMENTS(O) – 22.6%
Secured First Lien Debt – 14.5%
Beverage, Food, and Tobacco – 2.6%
Eegee Acquisition Corp. – Line of Credit, $3,250 available (S + 7.0%, 11.1% Cash, Due 4/2028)(E)	$12,750	$12,750	$12,750
Diversified/Conglomerate Manufacturing – 4.7%
Engineering Manufacturing Technologies, LLC – Line of Credit, $1,900 available (S + 8.3%, 12.4% Cash, Due 10/2026)(E)	1,100	1,100	834
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 8.0% Cash, 4.4% PIK, Due 10/2026)(E)	23,163	23,163	17,561
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,450	4,403	4,450
		28,666	22,845
Healthcare, Education, and Childcare – 5.2%
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)(E)	3,076	3,076	2,723
Technical Resource Management, LLC – Line of Credit, $400 available (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)(E)	1,214	1,214	1,074
Technical Resource Management, LLC – Term Debt (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)(E)	24,111	24,111	21,347
		28,401	25,144
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.9%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 14.6% Cash, Due 11/2026)(E)	5,150	5,150	3,160
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 14.6% Cash, Due 11/2026)(E)	9,775	9,775	5,997
		14,925	9,157
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$84,742	$69,896
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Secured Second Lien Debt – 3.9%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 13.7% Cash, Due 1/2027)(E)	$8,792	$8,792	$8,792
Diversified/Conglomerate Service – 2.1%
Alsay Incorporated – Term Debt (12.8% Cash, Due 12/2030)(E)(F)	10,000	10,000	10,000
Total Secured Second Lien Debt		$18,792	$18,792
Unsecured Debt – 0.1%
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(E)(F)	$357	$357	$316
Preferred Equity – 1.0%
Diversified/Conglomerate Service – 1.0%
Alsay Incorporated – Preferred Stock(E)(G)	5,000,000	$5,000	$5,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	—
Total Preferred Equity		$7,750	$5,000
Common Equity – 3.1%
Automobile– 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$—
Beverage, Food, and Tobacco – 1.0%
Eegee Acquisition Corp. – Common Stock(E)(G)	1,000	8,500	4,858
Diversified/Conglomerate Manufacturing – 0.9%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	16,000	3,000	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	4,225
		9,750	4,225
Healthcare, Education, and Childcare – 0.0%
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	—
Technical Resource Management, LLC – Common Warrants(E)(G)	4,558,041	—	—
		2,000	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Units(E)(G)	12,340	1	—
Printing and Publishing – 1.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	5,809
Total Common Equity		$21,332	$14,892
Total Control Investments		$132,973	$108,896
TOTAL INVESTMENTS(T) – 178.2%		$876,614	$859,124

CASH EQUIVALENTS - 6.6%
Dreyfus Treasury Obligations Cash Management Fund (3.77% market yield)(R)	$30,523	$30,523	$30,523
First Citizens Premium Money Market Savings (0.40% market yield)(R)	1,251	1,251	1,251
Total Cash Equivalents		$31,774	$31,774
TOTAL INVESTMENTS AND CASH EQUIVALENTS - 184.8%		$908,388	$890,898
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $754.6 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Gladstone Alternative Income Fund (“Gladstone Alternative”) are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.6% of total investments, at fair value, as of September 30, 2025.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.13% as of September 30, 2025. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on net asset value provided by the fund as a practical expedient.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(E)Fair value was based on the total enterprise value of the portfolio company, which was then allocated to the portfolio company’s securities in order of their relative priority in the capital structure.
(F)Debt security has a fixed interest rate.
(G)Security is non-income producing.
(H)The Company has entered into an agreement that entitles it to the “last out” tranche of the first lien secured loan, whereby the “first out” tranche will receive priority as to the “last out” tranche with respect to payments of principal, interest, and any other amounts due thereunder.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2025.
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
(R)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(S)One or more of our affiliated funds, Gladstone Investment Corporation or Gladstone Alternative, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
(T)Cumulative gross unrealized depreciation for federal income tax purposes is $59.7 million; cumulative gross unrealized appreciation for federal income tax purposes is $34.1 million. Cumulative net unrealized depreciation is $25.5 million, based on a tax cost of $884.7 million.
(U)Investment was exited subsequent to September 30, 2025. Refer to Note 14 – Subsequent Events for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 159.5%
Secured First Lien Debt – 114.8%
Aerospace and Defense – 19.7%
Antenna Research Associates, Inc. – Term Debt (S + 10.0%, 14.8% Cash, 4.0% PIK, Due 11/2026)(E)(U)	$31,267	$31,267	$31,267
Ohio Armor Holdings, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 2/2026)(C)	16,563	16,563	16,563
SpaceCo Holdings, LLC – Line of Credit, $0 available (S + 6.4%, 11.0% Cash, Due 12/2025)(C)(H)	2,000	2,000	2,000
SpaceCo Holdings, LLC – Term Debt (S + 6.4%, 11.0% Cash, Due 12/2025)(C)(H)	42,757	42,376	42,757
		92,206	92,587
Beverage, Food, and Tobacco – 15.2%
Café Zupas – Line of Credit, $700 available (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	1,050	1,050	1,061
Café Zupas – Delayed Draw Term Loan, $3,150 available (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	7,350	7,350	7,424
Café Zupas – Term Debt (S + 7.5%, 12.3% Cash, Due 12/2027)(C)	26,250	26,074	26,513
Eegee’s LLC – Line of Credit, $500 available (S + 7.8%, 12.6% Cash, Due 6/2026)(C)	1,500	1,500	1,135
Eegee’s LLC – Delayed Draw Term Loan, $0 available (S + 7.8%, 8.0% Cash, 4.6% PIK, Due 6/2026)(C)	3,145	3,145	2,380
Eegee’s LLC – Term Debt (S + 7.8%, 8.0% Cash, 4.6% PIK, Due 6/2026)(C)	17,824	17,824	13,486
Salt & Straw, LLC – Line of Credit, $2,000 available (S + 9.1%, 13.9% Cash, Due 9/2027)(C)	—	—	—
Salt & Straw, LLC – Delayed Draw Term Loan, $3,500 available (S + 9.1%, 13.9% Cash, Due 9/2027)(C)	10,850	10,693	10,850
Sokol & Company Holdings, LLC – Term Debt (S + 6.8%, 11.6% Cash, Due 8/2027)(C)	8,500	8,500	8,500
		76,136	71,349
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.8% Cash, Due 9/2025)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 12.8% Cash, Due 9/2025)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 24.2%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 13.1% Cash, Due 10/2026)(E)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 10.0% Cash, 3.1% PIK, Due 10/2026)(E)	22,230	22,230	19,283
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.8% PIK, Due 1/2028)(C)	27,524	27,524	26,350
OCI, LLC – Term Debt (S + 7.5%, 12.3% Cash, Due 5/2028)(C)	18,500	18,500	18,685
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 14.3% Cash, Due 4/2027)(C)	12,149	12,128	12,265
Unirac Holdings, Inc. – Line of Credit, $1,244 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	978	978	978
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	1,097	1,097	1,108
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 11.3% Cash, Due 9/2027)(C)	14,738	14,494	14,885
Viva Railings, LLC – Line of Credit, $4,000 available (S + 7.1%, 11.9% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 7.1%, 11.9% Cash, Due 5/2027)(C)	20,202	20,202	20,202
		117,153	113,756
Diversified/Conglomerate Service – 30.9%
Axios Industrial Group, LLC – Term Debt (S + 9.6%, 14.4% Cash, Due 10/2027)(C)	11,325	11,301	11,357
Axios Industrial Group, LLC – Term Debt (S + 12.6%, 17.4% Cash, Due 10/2027)(C)	3,000	2,925	3,008
DKI Ventures, LLC – Line of Credit, $25 available (9.0% Cash, Due 12/2025)(E)(F)	350	350	159
DKI Ventures, LLC – Term Debt (9.0% Cash, Due 12/2025)(E)(F)	5,915	5,915	2,684
ENET Holdings, LLC – Line of Credit, $2,500 available (S + 7.3%, 12.1% Cash, Due 4/2025)(C)	—	—	—
ENET Holdings, LLC – Term Debt (S + 7.3%, 12.1% Cash, Due 4/2028)(C)	22,289	22,289	21,973
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Fix-It Group, LLC – Line of Credit, $3,000 available (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	—	—	—
Fix-It Group, LLC – Term Debt (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	13,324	13,324	13,457
Fix-It Group, LLC – Delayed Draw Term Loan, $0 available (S + 7.1%, 11.9% Cash, Due 12/2026)(C)	6,781	6,781	6,781
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2028)(C)	25,500	25,475	26,010
MCG Energy Solutions, LLC – Term Debt (S + 7.6%, 12.4% Cash, 3.5% PIK, Due 3/2026)(E)	20,290	20,264	20,290
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, Due 11/2028)(C)(F)	13,000	13,000	13,390
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	6,500	6,500	6,695
Total Access Elevator, LLC – Delayed Draw Term Loan, $2,500 available (S + 6.9%, 11.7% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $800 available (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	1,200	1,200	1,200
WorkforceQA, LLC – Term Debt (S + 6.5%, 11.3% Cash, Due 12/2026)(C)	16,306	16,286	16,306
WorkforceQA, LLC – Term Debt (S + 7.5%, 12.3% Cash, Due 12/2026)(C)	2,406	2,403	2,406
		148,013	145,716
Healthcare, Education, and Childcare – 20.2%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.8%, 11.6% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.8%, 11.6% Cash, Due 12/2028)(C)	31,680	31,680	31,997
HH-Inspire Acquisition, Inc. – Line of Credit, $110 available (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	1,727	1,727	1,677
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	15,852	15,852	15,399
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 12.8% Cash, Due 4/2028)(C)(H)	3,193	3,193	3,102
Technical Resource Management, LLC – Line of Credit, $1,000 available (S + 8.0%, 12.8% Cash, Due 4/2028)(C)	2,000	2,000	2,008
Technical Resource Management, LLC – Term Debt (S + 8.0%, 12.8% Cash, 2.5% PIK, Due 4/2028)(C)	23,234	23,158	23,327
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 12.1% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 12.1% Cash, Due 6/2026)(C)	17,500	17,500	17,500
		95,110	95,010
Machinery – 3.6%
Arc Drilling Holdings LLC – Line of Credit, $4,000 available (S + 7.0%, 11.8% Cash, Due 9/2029)(C)	1,000	1,000	1,000
Arc Drilling Holdings LLC – Term Debt (S + 7.0%, 11.8% Cash, Due 9/2029)(C)	16,000	16,000	16,000
		17,000	17,000
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	163
Telecommunications – 0.5%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	1,320	1,320	471
B+T Group Acquisition, Inc.(S) – Line of Credit, $127 available (S + 2.0%, 7.0% Cash, Due 6/2025)(E)(P)	323	323	115
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	6,000	6,000	2,139
		7,643	2,725
Total Secured First Lien Debt		$555,941	$540,661
Secured Second Lien Debt – 22.3%
Automobile – 3.4%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	12,331	12,314	12,331
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,079	4,079	4,079
		16,393	16,410
Beverage, Food, and Tobacco – 0.7%
8th Avenue Food & Provisions, Inc. – Term Debt (S + 7.9%, 12.7% Cash, Due 10/2026)(D)	3,683	3,683	3,241
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Cargo Transportation – 4.3%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 12.5% Cash, Due 11/2029)(C)	20,000	20,000	20,200
RPM Freight Systems, LLC – Delayed Draw Term Loan, $5,000 available (S + 7.7% 12.5% Cash, Due 11/2029)(C)	—	—	—
		20,000	20,200
Diversified/Conglomerate Manufacturing – 6.9%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,159	2,159	2,303
Springfield, Inc. – Term Debt (S + 11.1%, 15.9% Cash, Due 12/2026)(C)	30,000	30,000	30,000
		32,159	32,303
Diversified/Conglomerate Service – 3.2%
Perimeter Solutions Group – Term Debt (S + 8.5%, 13.3% Cash, Due 2/2029)(C)(U)	15,000	15,000	15,000

Oil and Gas – 3.8%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 14.6% Cash, Due 8/2028)(C)	18,015	17,909	18,015
Total Secured Second Lien Debt		$105,144	$105,169
Unsecured Debt – 0.1%
Diversified/Conglomerate Service – 0.1%
Frontier Financial Group Inc. – Convertible Debt (6.0% Cash, Due 6/2022)(E)(F)	198	198	32
Preferred Equity – 5.8%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	98	220
Beverage, Food, and Tobacco – 2.0%
Salt & Straw, LLC – Preferred Equity(E)(G)	7,000,000	7,000	9,450
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	167
		7,075	9,617
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	—
Diversified/Conglomerate Manufacturing – 0.1%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	552
Diversified/Conglomerate Service – 2.9%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
MCG Energy Solutions, LLC – Preferred Stock(E)(G)	7,000,000	7,000	9,954
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	3,582
		10,500	13,536
Healthcare, Education, and Childcare – 0.2%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,329,054	2,251	1,047
Oil and Gas – 0.5%
FES Resources Holdings LLC – Preferred Equity Units(E)(G)	6,350	6,350	—
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,275
		6,838	2,275
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$32,461	$27,247
Common Equity – 16.5%
Aerospace and Defense – 12.8%
Antenna Research Associates, Inc. – Common Equity Units(E)(G)(U)	4,283	4,283	59,423
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	1,000	1,086
		5,283	60,509
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	160
Beverage, Food, and Tobacco – 0.9%
Salt & Straw, LLC – Common Warrant(E)(G)	0.4%	—	47
Sokol & Company Holdings, LLC – Common Stock(E)(G)	1,500,000	1,500	2,727
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,346
		1,750	4,120

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45.0%	—	—

Diversified/Conglomerate Manufacturing – 0.2%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	6,000	3,000	—
OCI, LLC – Common Units (E)(G)	306	—	—
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	859
		5,000	859
Diversified/Conglomerate Service – 0.3%
Total Access Elevator, LLC – Common Equity(E)(G)	750,000	750	1,234
WorkforceQA, LLC – Common Stock(E)(G)	532	532	346
		1,282	1,580
Healthcare, Education, and Childcare – 1.2%
Giving Home Health Care, LLC – Warrant(E)(G)	10,667	—	3,995
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,583
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(G)(L)(R)	3.5%	—	38
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	34
		2,767	5,650
Machinery – 1.0%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	4,816
Oil and Gas – 0.0%
FES Resources Holdings LLC – Common Equity Units(E)(G)	6,233	—	—
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	101
		499	101
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$22,737	$77,795
Total Non-Control/Non-Affiliate Investments		$716,481	$750,904
AFFILIATE INVESTMENTS(N) – 1.6%
Secured First Lien Debt – 0.1%
Diversified/Conglomerate Manufacturing – 0.1%
Edge Adhesives Holdings, Inc. (S) – Term Debt (S + 5.5%, 10.3% Cash, Due 8/2026)(E)(P)	6,140	6,140	380
Preferred Equity – 0.9%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	5,466	$—
Diversified/Conglomerate Service– 0.7%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	3,168
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	931
Total Preferred Equity		$9,806	$4,099
Common Equity – 0.6%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.6%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	2,959
Total Affiliate Investments		$16,746	$7,438
CONTROL INVESTMENTS(O) – 8.0%
Secured First Lien Debt – 3.0%
Diversified/Conglomerate Manufacturing – 0.9%
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,200	4,130	4,200

Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.1%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 15.3% Cash, Due 11/2026)(E)(P)	4,750	4,750	3,171
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 15.3% Cash, Due 11/2026)(E)(P)	9,775	9,775	6,525
		14,525	9,696

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2024 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$18,655	$13,896
Secured Second Lien Debt – 1.8%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 14.4% Cash, Due 1/2027)(E)	8,547	8,547	8,547
Preferred Equity – 0.0%
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	$—
Common Equity – 3.2%
Automobile – 0.6%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	581	2,949
Diversified/Conglomerate Manufacturing – 1.7%
Lonestar EMS, LLC – Common Units(E)(G)	100.0%	6,750	8,214
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Warrant(E)(G)	1	1	$—
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	4,312
Total Common Equity		$7,832	$15,475
Total Control Investments		$37,784	$37,918
TOTAL INVESTMENTS(T) – 169.1%		$771,011	$796,260

CASH EQUIVALENTS - 0.5%
Dreyfus Treasury Obligations Cash Management Fund (4.58% market yield)(V)	$2,157	$2,157	$2,157
Total Cash Equivalents		$2,157	$2,157
TOTAL INVESTMENTS AND CASH EQUIVALENTS - 169.6%		$773,168	$798,417
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
(V)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA AND AS OTHERWISE
INDICATED)
NOTE 1. ORGANIZATION
Gladstone Capital Corporation was incorporated under the Maryland General Corporation Law on May 30, 2001 and completed an initial public offering on August 24, 2001. The terms “the Company,” “we,” “our” and “us” all refer to Gladstone Capital Corporation and its consolidated subsidiary. We are an externally managed, closed-end, non-diversified management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and are applying the guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 “Financial Services-Investment Companies” (“ASC 946”). In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended (the “Code”). We were established for the purpose of investing in debt and equity securities of established private businesses operating in the United States (“U.S.”). Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies (which we generally define as companies with annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $3 million to $25 million) in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains.
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
Cash and cash equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our funds with financial institutions, and at times, cash held in checking accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions. Investments in money market funds represent Level 1 investments within the FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) fair value hierarchy.
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
•Investments in Funds — For equity investments in other funds for which we cannot effectuate a sale of the fund, the Valuation Team generally determines the fair value of our invested capital at the net asset value (“NAV”) provided by the fund. ASC Topic 820 permits an entity holding investments in certain entities that either are investment companies, or have attributes similar to an investment company, and calculate NAV per share or its equivalent for which the fair value is not readily determinable, to measure the fair value of such investments on the basis of that NAV per share, or its equivalent, without adjustment.
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

Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management's judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio. As of September 30, 2024, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.3 million, or 4.1% of the cost basis of all debt investments in our portfolio, and a fair value of $12.8 million, or 1.9% of the fair value of all debt investments in our portfolio.
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
As of each of September 30, 2025 and 2024, we held two OID loans. We recorded OID income of $0.4 million, $0.4 million, and $0.2 million during the years ended September 30, 2025, 2024, and 2023, respectively. The unamortized balance of OID investments as of September 30, 2025 and 2024 totaled $0.2 million and $0.6 million, respectively. As of September 30, 2025 and 2024, we had nine and eight investments which had a PIK interest component, respectively. We recorded PIK interest income of $5.0 million, $5.7 million, and $3.6 million during the years ended September 30, 2025, 2024, and 2023, respectively. We collected $7.2 million, $0.2 million, and $1.1 million of PIK interest in cash during the years ended September 30, 2025, 2024, and 2023, respectively.
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
ASC 740, “Income Taxes” requires the evaluation of tax positions taken or expected to be taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to satisfy the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current fiscal year. We have evaluated the implications of ASC 740, for all open tax years and in all major tax jurisdictions, and determined that there is no material impact on our accompanying Consolidated Financial Statements. Our federal tax returns for fiscal years 2022 to 2024 remain subject to examination by the Internal Revenue Service (“IRS”).
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

Segment Reporting
In November 2023, the FASB issued Accounting Standards Update 2023-07, “Segment Reporting - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to improve reportable segments disclosure requirements. The ASU requires existing annual segment disclosures to also be disclosed on an interim basis and also requires additional disclosures around significant segment expenses and disclosures to identify the title and position of the chief operating decision maker (“CODM”). The standard is effective for fiscal years beginning after December 15, 2023, and interim periods thereafter. We adopted ASU 2023-07 as of September 30, 2025.
Our current business strategy includes one reporting segment which derives investment income from our portfolio companies. Our CODM is our Chief Executive Officer. The CODM assesses performance based on net investment income, net realized and unrealized gains (losses) and net increase (decrease) in net assets resulting from operations, which are reported on the Consolidated Statement of Operations. The expense categories included on the Consolidated Statement of

Operations reflect our significant expense categories and are provided to the CODM on a regular basis.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which was issued to enhance the transparency and decision usefulness of income tax disclosures. The new guidance is effective for annual periods beginning after December 15, 2024. The Company evaluated the impact of the new standard on the Company’s consolidated financial statements and related disclosures and does not believe it will have a material impact on its consolidated financial statements or its disclosure.
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
As of September 30, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in money market funds, which were valued using Level 1 inputs and our investments in Gladstone Alternative Income Fund (“Gladstone Alternative”) and Leeds Novamark Capital I, L.P. (“Leeds”), which were valued using NAV as a practical expedient. As of September 30, 2024, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in money market funds, which were valued using Level 1 inputs and our investment in Leeds, which was valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the years ended September 30, 2025 and 2024, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of September 30, 2025 and 2024, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2025:
Secured first lien debt	$—	$—	$622,371	$622,371
Secured second lien debt	—	—	150,542	150,542
Unsecured debt	—	—	333	333
Preferred equity	—	—	31,214	31,214
Common equity/equivalents	—	—	49,553	49,553
Total	$—	$—	$854,013	$854,013
Investments measured at NAV(A)	—	—	—	5,111
Total Investments	$—	$—	$854,013	$859,124
Cash Equivalents	31,774	—	—	31,774
Total Investments and Cash Equivalents as of September 30, 2025	$31,774	$—	$854,013	$890,898

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2024:
Secured first lien debt	$—	$—	$554,937	$554,937
Secured second lien debt	—	—	113,716	113,716
Unsecured debt	—	—	32	32
Preferred equity	—	—	31,346	31,346
Common equity/equivalents	—	—	96,191	96,191
Total	$—	$—	$796,222	$796,222
Investments measured at NAV(A)	—	—	—	38
Total Investments	$—	$—	$796,222	$796,260
Cash Equivalents	2,157	—	—	2,157
Total Investments and Cash Equivalents as of September 30, 2024	$2,157	$—	$796,222	$798,417
(A)Includes our investments in Gladstone Alternative and Leeds as of September 30, 2025 and our investment in Leeds as of September 30, 2024. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this annual report.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of September 30, 2025 and 2024 by caption on our accompanying Consolidated Statements of Assets and Liabilities, and by security type:

	Total Recurring Fair Value Measurements Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	September 30, 2025		September 30, 2024
Non-Control/Non-Affiliate Investments
Secured first lien debt	$517,762		$540,661
Secured second lien debt	131,750		105,169
Unsecured debt	17		32
Preferred equity	16,794		27,247
Common equity/equivalents	29,958	(A)	77,757	(B)
Total Non-Control/Non-Affiliate Investments	$696,281		$750,866

Affiliate Investments
Secured first lien debt	$34,713		$380
Preferred equity	9,420		4,099
Common equity/equivalents	4,703		2,959
Total Affiliate Investments	$48,836		$7,438

Control Investments
Secured first lien debt	$69,896		$13,896
Secured second lien debt	18,792		8,547
Unsecured debt	316		—
Preferred equity	5,000		—
Common equity/equivalents	14,892		15,475
Total Control Investments	$108,896		$37,918
Total Investments at Fair Value Using Level 3 Inputs	$854,013		$796,222

(A)Excludes our investments in Gladstone Alternative and Leeds with fair values of $5.1 million and $36 thousand, respectively, as of September 30, 2025, which were valued using NAV as a practical expedient.
(B)Excludes our investment in Leeds with a fair value of $38 thousand as of September 30, 2024, which was valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of September 30, 2025 and 2024. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	September 30, 2025	September 30, 2024	Valuation Techniques/ Methodologies	Unobservable Input	September 30, 2025	September 30, 2024
Secured first lien debt	$548,670	$464,090	Yield Analysis	Discount Rate	9.4%–19.8% / 11.7%	10.8%–17.3% / 12.6%
	73,701	90,847	TEV	EBITDA multiple	3.5x–8.0x / 6.0x	4.1x–13.9x / 10.0x
				EBITDA	$538–$4,655 / $3,540	$3,020–$16,211 / $10,309
				Revenue multiple	0.6x–0.8x / 0.7x	0.2x–4.6x / 2.1x
				Revenue	$10,844–$21,649 / $15,090	$6,336–$21,118 / $13,981
Secured second lien debt	141,750	101,928	Yield Analysis	Discount Rate	11.4%–15.2% / 13.1%	12.2%—16.0% / 14.1%
	—	3,241	Market Quote	IBP	N/A	88.0%–88.0% / 88.0%
	8,792	8,547	TEV	EBITDA multiple	5.4x–5.4x / 5.4x	5.4x–5.4x / 5.4x
				EBITDA	$2,345–$2,345 / $2,345	$3,343–$3,343 / $3,343
Unsecured debt	333	32	TEV	EBITDA multiple	8.0x–8.0x / 8.0x	0.0x–0.0x / 0.0x
				EBITDA	$3,804–$3,804 / $3,804	$0–$0 / $0
				Revenue multiple	0.9x–0.9x / 0.9x	1.0x–1.0x / 1.0x
				Revenue	$4,846–$4,846 / $4,846	$7,834–$7,834 / $7,834
Preferred and common equity / equivalents(A)	80,767	127,537	TEV	EBITDA multiple	3.5x–14.6x / 6.8x	4.1x–13.9x / 8.0x
				EBITDA	$538–$142,549 / $10,222	$1,182–$144,458 / $10,847
				Revenue multiple	0.6x–0.9x / 0.7x	0.2x–4.6x / 2.0x
				Revenue	$4,846–$21,649 / $12,394	$4,672–$21,118 / $12,587
Total Level 3 Investments, at Fair Value	$854,013	$796,222

(A)Fair value as of September 30, 2025 includes one proprietary equity investment totaling $2.2 million, which was valued using the payoff amount as the unobservable input. Fair value as of September 30, 2025 excludes our investments in Gladstone Alternative and Leeds with fair values of $5.1 million and $36 thousand, respectively, which were valued using NAV as a practical expedient. Fair value as of September 30, 2024 excludes our investment in Leeds with a fair value of $38 thousand, which was valued using NAV as a practical expedient.
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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the years ended September 30, 2025 and 2024 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2025	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222
Total gains (losses):
Net realized gain (loss)(A)	(8,513)	—	—	(946)	64,827	55,368
Net unrealized appreciation (depreciation)(B)	(7,573)	285	(56)	6,510	7,179	6,345
Reversal of prior period net depreciation (appreciation) on realization(B)	9,612	295	—	946	(60,010)	(49,157)
New investments, repayments and settlements:(C)
Issuances/originations	322,603	57,958	357	12,762	3,026	396,706
Settlements/repayments	(240,195)	(21,712)	—	—	—	(261,907)
Net proceeds from sales	—	—	—	(19,404)	(70,160)	(89,564)
Transfers	(8,500)	—	—	—	8,500	—
Fair Value as of September 30, 2025	$622,371	$150,542	$333	$31,214	$49,553	$854,013

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended September 30, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2023	$510,701	$127,854	$24	$26,855	$39,128	$704,562
Total gains (losses):
Net realized gain (loss)(A)	(50)	—	—	332	1,724	2,006
Net unrealized appreciation (depreciation)(B)	(7,071)	2,445	8	(5,039)	52,781	43,124
Reversal of prior period net depreciation (appreciation) on realization(B)	(53)	(22)	—	130	(283)	(228)
New investments, repayments and settlements:(C)
Issuances/originations	131,462	36,978	—	10,150	4,585	183,175
Settlements/repayments	(80,102)	(53,539)	—	—	—	(133,641)
Net proceeds from sales	50	—	—	(1,082)	(1,744)	(2,776)
Transfers	—	—	—	—	—	—
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222
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

Investment Activity
Proprietary Investments
As of September 30, 2025 and 2024, we held 54 and 47 proprietary investments with an aggregate fair value of $859.1 million and $792.9 million, or 100.0% and 99.6% of the total portfolio at fair value, respectively. The following significant proprietary investment transactions occurred during the year ended September 30, 2025:
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
•In June 2025, we invested $12.6 million in RF Technologies, LLC through secured first lien debt. We also extended RF Technologies, LLC a $3.5 million secured first lien line of credit commitment.
•In July 2025, we invested $25.0 million in MASSiv Brands, LLC through secured first lien debt.

•In July 2025, we invested $15.0 million in Alsay Incorporated through secured second lien debt and preferred equity.
•In July 2025, we invested $23.7 million in Snif-Snax, LLC through secured first lien debt and preferred equity.
•In July 2025, we invested $13.0 million in Zero Case Holding Inc. through secured first lien debt and common equity. We also extended this business a $4.0 million secured first lien line of credit commitment, which was unfunded at close.
•In August 2025, we invested an additional $16.6 million in OCI, LLC, an existing portfolio company, through secured first lien debt and common equity.
•In August 2025, we invested $30.0 million in Foodservices Brand Group (“FBG”) through secured first lien debt.  We also extended FBG a $10.0 million secured first lien line of credit commitment, which was unfunded at close.
•In September 2025, we recorded a realized loss of $6.4 million on our equity investment in FES Resources Holdings, LLC.
•In September 2025, our $15.4 million debt investment in Ohio Armor Holdings, LLC paid off at par. We continue to hold a common equity investment in Ohio Armor Holdings, LLC.

Syndicated Investments
As of September 30, 2025 and 2024, we held one and two syndicated investments with an aggregate fair value of less than $0.1 million and $3.3 million, or less than 0.1% and 0.4% of the total portfolio at fair value, respectively. The following significant syndicated investment transaction occurred during the year ended September 30, 2025:
•In July 2025, our $3.7 million debt investment in 8th Avenue Food & Provisions, Inc. paid off at par.
Investment Concentrations
As of September 30, 2025, our investment portfolio consisted of investments in 55 portfolio companies located in 22 states in 16 different industries, with an aggregate fair value of $859.1 million. The five largest investments at fair value as of September 30, 2025 totaled $196.5 million, or 22.9% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2024 totaling $232.7 million, or 29.2% of our total investment portfolio. As of September 30, 2025 and 2024, our average investment by obligor was $15.9 million and $15.7 million at cost, respectively.
The following table outlines our investments by security type as of September 30, 2025 and 2024:

	September 30, 2025				September 30, 2024
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$646,131	73.7%	$622,371	72.4%	$580,736	75.3%	$554,937	69.7%
Secured second lien debt	149,937	17.1	150,542	17.5	113,691	14.8	113,716	14.3
Unsecured debt	555	0.1	333	0.1	198	0.0	32	0.0
Total debt investments	796,623	90.9	773,246	90.0	694,625	90.1	668,685	84.0
Preferred equity	37,429	4.3	31,214	3.6	45,017	5.8	31,346	3.9
Common equity/equivalents	42,562	4.8	54,664	6.4	31,369	4.1	96,229	12.1
Total equity investments	79,991	9.1	85,878	10.0	76,386	9.9	127,575	16.0
Total Investments	$876,614	100.0%	$859,124	100.0%	$771,011	100.0%	$796,260	100.0%

Our investments at fair value consisted of the following industry classifications as of September 30, 2025 and 2024:

Industry Classification	September 30, 2025		September 30, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, Education, and Childcare	$273,262	31.8%	$101,707	12.8%
Diversified/Conglomerate Manufacturing	202,466	23.6	160,264	20.1
Diversified/Conglomerate Service	152,042	17.7	179,032	22.5
Beverage, Food, and Tobacco	54,605	6.4	88,327	11.1
Home and Office Furnishings, Housewares and Durable Consumer Products	30,000	3.5	—	—
Automobile	27,361	3.2	28,286	3.6
Machinery	26,381	3.1	21,816	2.7
Personal, Food, and Miscellaneous Services	23,700	2.7	—	—
Cargo Transportation	20,000	2.3	20,200	2.5
Oil and Gas	17,512	2.0	20,554	2.6
Personal and Non-Durable Consumer Products	13,866	1.6	13,586	1.7
Printing and Publishing	5,809	0.7	4,312	0.5
Aerospace and Defense	1,184	0.1	153,096	19.2
Other, < 2.0%	10,936	1.3	5,080	0.7
Total Investments	$859,124	100.0%	$796,260	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of September 30, 2025 and 2024:

Location	September 30, 2025		September 30, 2024
	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$287,371	33.5%	$314,010	39.4%
Midwest	237,417	27.6	192,897	24.2
West	233,564	27.2	249,082	31.3
Northeast	100,772	11.7	40,271	5.1
Total Investments	$859,124	100.0%	$796,260	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of September 30, 2025:

Year Ending September 30,	Amount
2026(A)	$58,434
2027	157,554
2028	222,265
2029	139,336
2030	209,608
Thereafter	10,000
Total contractual repayments	$797,197
Adjustments to cost basis of debt investments	(574)
Investments in equity securities	79,991
Investments held as of September 30, 2025 at cost:	$876,614
(A)Includes debt investments with contractual principal amounts totaling $0.5 million for which the maturity date has passed as of September 30, 2025.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write-off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of September 30, 2025 and 2024, we had gross receivables from portfolio companies of $2.4 million and $1.7 million, respectively. The allowance for uncollectible receivables was $52 thousand and $75 thousand as of September 30, 2025 and 2024, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 10, 2025, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2026.
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
David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of September 30, 2025, is 100% indirectly owned by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Year Ended September 30,
	2025	2024	2023
Average total assets subject to base management fee(A)(B)	$794,857	$777,657	$685,600
Multiplied by annual base management fee of 1.75%	1.75%	1.75%	1.75%
Base management fee(C)	13,910	13,609	11,998
Portfolio company fee credit	(5,593)	(2,866)	(3,263)
Syndicated loan fee credit	(37)	(101)	(126)
Net Base Management Fee	$8,280	$10,642	$8,609

Loan servicing fee(C)	$8,888	$8,862	$8,053
Credit to base management fee - loan servicing fee(C)	(8,888)	(8,862)	(8,053)
Net Loan Servicing Fee	$—	$—	$—

Incentive fee(C)	$10,486	$11,410	$10,255
Incentive fee credit	(2,344)	(204)	—
Net Incentive Fee	$8,142	$11,206	$10,255

Portfolio company fee credit	$(5,593)	$(2,866)	$(3,263)
Syndicated loan fee credit	(37)	(101)	(126)
Incentive fee credit	(2,344)	(204)	—
Credit to Fees from Adviser—Other(C)	$(7,974)	$(3,171)	$(3,389)
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
(B)Excludes our investment in Gladstone Alternative valued at the end of the applicable periods.
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for each of the years ended September 30, 2025 and 2024.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through September 30, 2025, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains- based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through September 30, 2025.
Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not 100.0% cover distributions to common stockholders for the years ended September 30, 2025 and 2024, which credits totaled $2.3 million and $0.2 million, respectively. There were no such credits during the year ended September 30, 2023.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and co-general counsels and co-secretaries and their respective staffs. David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which, as of September 30, 2025, is 100% indirectly owned and controlled by Mr. Gladstone. Mr. LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Mr. Hellmold, our co-general counsel and co-secretary also serves in the same roles for our Adviser and Administrator.
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
Other Transactions
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $1.1 million, $0.4 million, and $0.8 million during the years ended September 30, 2025, 2024, and 2023, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6—Cumulative Redeemable Preferred Stock Offering). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (the “Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the years ended September 30, 2025, and 2024, respectively, we paid Gladstone Securities selling commissions and dealer manager fees totaling $1.3 million and $0.9 million related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. There were no such fees paid during the year ended September 30, 2023.
Investment in Affiliated Fund
In December 2024, we invested in Gladstone Alternative, one of our affiliated funds, that is a registered, non-diversified, closed-end management investment company that operates as an interval fund. The fair value of the investment in Gladstone Alternative is excluded from the average total assets subject to base management fee for the purposes of calculating the base management fee we pay to the Adviser.

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	September 30, 2025	September 30, 2024
Base management fee due to (from) Adviser	$(408)	$809
Loan servicing fee due to Adviser	551	509
Incentive fee due to (from) Adviser	2,778	2,571
Total fees due to (from) Adviser	2,921	3,889

Fee due to Administrator	610	569
Total Related Party Fees Due	$3,531	$4,458
In addition to the above fees, other operating expenses due to the Adviser as of September 30, 2025 and 2024 totaled $0.1 million and $52 thousand, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $52 thousand and $75 thousand as of September 30, 2025 and 2024, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of September 30, 2025 and 2024.
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
As of September 30, 2025, our Credit Facility had a total commitment amount of $320.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027 and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
The following tables summarize noteworthy information related to our Credit Facility:

	As of September 30,
	2025	2024
Commitment amount	$320,000	$293,659
Borrowings outstanding, at cost	—	70,600
Availability(A)	307,467	200,381

	Year Ended September 30,
	2025	2024	2023
Weighted average borrowings outstanding, at cost	$40,212	$70,572	$133,692
Weighted average interest rate(B)	13.8%	11.0%	8.0%
Commitment (unused) fees incurred	$2,575	$1,696	$624
(A)Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of September 30, 2025 and 2024.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after June 23, 2025 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $581.0 million as of September 30, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of September 30, 2025, and as defined in our Credit Facility, we had a net worth of $877.9 million, asset coverage on our “senior securities representing indebtedness” of 219.8%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 34 obligors in our Credit Facility’s borrowing base as of September 30, 2025. As of September 30, 2025, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of September 30, 2025, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.60% per annum, plus a 1.00% unused commitment fee. As of September 30, 2024, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 3.10% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of September 30, 2025 and 2024, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.
The following tables present our Credit Facility carried at fair value as of September 30, 2025 and 2024, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the years ended September 30, 2025 and 2024:

	Total Recurring Fair Value Measurement Reported in Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3) As of September 30,
	2025	2024
Credit Facility	$—	$70,600

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)

	Year Ended September 30,
	2025	2024
Fair value as of September 30, 2024 and 2023, respectively	$70,600	$47,800
Borrowings	332,000	221,200
Repayments	(402,600)	(198,400)
Net unrealized (appreciation) depreciation (A)	—	—
Fair Value as of September 30, 2025 and 2024, respectively	$—	$70,600
(A)Included in net unrealized (appreciation) depreciation of other on our accompanying Consolidated Statements of Operations for the years ended September 30, 2025 and 2024.
The fair value of the collateral under our Credit Facility totaled approximately $754.6 million and $714.4 million as of September 30, 2025 and 2024, respectively.

Notes Payable

The indenture relating to the 7.75% Notes due 2028 (the “2028 Notes”), 3.75% Notes due 2027 (the “2027 Notes”), and 5.125% Notes due 2026 (the “2026 Notes”) contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2028 Notes, the 2027 Notes, and the 2026 Notes, as applicable, and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The indenture relating to the 5.875% Convertible Notes due 2030 (the “2030 Convertible Notes”) similarly contains certain covenants including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing and (ii) that we will file with the trustee any documents or reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 days after the same are required to be filed with the SEC; provided that any documents filed by us with the SEC via the EDGAR system will be deemed to be filed with the trustee.

The 2030 Convertible Notes, 2028 Notes, 2027 Notes, and 2026 Notes are recorded at the aggregate principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities.

2030 Convertible Notes

In September 2025, we completed an offering of $149.5 million aggregate principal amount of 2030 Convertible Notes for net proceeds of approximately $142.8 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Notes bear interest at a rate of 5.875% per year. Interest is payable semi-annually on April 1 and October 1 of each year beginning April 1, 2026 (which equates to approximately $8.8 million per year).

At any time prior to the close of business on the business day immediately preceding October 1, 2030, holders may convert all or any portion of their 2030 Convertible Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's election. The conversion rate was initially 38.4394 shares of common stock per $1,000 principal amount of 2030 Convertible Notes (equivalent to an initial conversion price of $26.02 per share of common stock). The conversion rate is subject to adjustment upon certain events, such as share splits and combinations, mergers, tender or exchange offers, increases in dividends per share and certain changes in control. In no event will the total number of shares of common stock issuable upon conversion exceed 42.2834 per $1,000 principal amount of the 2030 Convertible Notes. The Company has determined that the embedded conversion option in the 2030 Convertible Notes is not required to be separately accounted for as a derivative under GAAP.

The following table summarizes certain key terms related to the convertible features of the 2030 Convertible Notes as of September 30, 2025.

2030 Convertible Notes
Conversion Premium	10.0%
Closing stock price at issuance	$23.65
Closing stock price date	September 9, 2025
Conversion price(A)	$25.90
Conversion rate (shares per $1,000 principal amount)(A)	38.61
Last conversion price calculation date	September 22, 2025
(A)Represents conversion price and conversion rate, as applicable, as of September 30, 2025.

We may redeem for cash all or any portion of the 2030 Convertible Notes (subject to the partial redemption limitation), at our option, on a redemption date on or after October 6, 2028 and on or before the 45th scheduled trading day immediately prior to the maturity date if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The issuance of the 2030 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share as reflected in Note 8—Net Increase (Decrease) in Net Assets Resulting From Operations per Common Share.

The fair value of the 2030 Convertible Notes, based on the indicative bid price offered by a recognized independent data provider was $146.9 million on September 30, 2025, which we consider to be a Level 2 input within the ASC 820 hierarchy.

2028 Notes

In August 2023, we completed an offering of $57.0 million aggregate principal amount of 2028 Notes for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. On October 15, 2025, we voluntarily redeemed 100% of the issued and outstanding 2028 Notes, following which they were delisted from the Nasdaq Global Select Market. The 2028 Notes would have otherwise matured on September 1, 2028. The 2028 Notes bore interest at a rate of 7.75% per year. Interest was payable quarterly on March 1, June 1, September 1, and December 1 of each year.

The fair value, based on the last quoted closing price, of the 2028 Notes as of September 30, 2025 was $57.3 million. We consider the trading price of the 2028 Notes to be a Level 1 input within the ASC 820 hierarchy.

2027 Notes

In November 2021, we completed an issuance of $50.0 million aggregate principal amount of 2027 Notes for net proceeds of approximately $48.5 million after deducting initial purchasers’ costs, commissions and offering expenses borne by us. The 2027 Notes will mature on May 1, 2027 and may be redeemed in whole or in part at any time or from time to time at the Company’s option prior to maturity at par plus a “make-whole” premium, if applicable. The 2027 Notes bear interest at a rate of 3.75% per year. Interest is payable semi-annually on May 1 and November 1 of each year (which equates to approximately $1.9 million per year).

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

The fair value, based on a DCF analysis, of the 2027 Notes as of September 30, 2025 was $48.0 million. We consider the 2027 Notes to be Level 3 within the ASC 820 fair value hierarchy.

2026 Notes

In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. On October 31, 2025, we voluntarily redeemed 100% of the issued and outstanding 2026 Notes. The 2026 Notes would have otherwise matured on January 31, 2026. The 2026 Notes bore interest at a rate of 5.125% per year. Interest was payable semi-annually on January 31 and July 31 of each year.

The fair value, based on a DCF analysis, of the 2026 Notes as of September 30, 2025 was $149.4 million. We consider the 2026 Notes to be Level 3 within the ASC 820 fair value hierarchy.
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

The Series A Preferred Stock is being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-275934), under the Securities Act of 1933, as amended, and a prospectus supplement, dated November 22, 2024, and a base prospectus dated January 17, 2024. As of September 30, 2025, we had a remaining capacity to sell up to an additional 5,134,548 shares of Series A Preferred Stock under the Dealer Manager Agreement.

During the year ended September 30, 2025, we sold 518,321 shares of Series A Preferred Stock for gross proceeds of $13.0 million and net proceeds of $11.6 million. During the year ended September 30, 2024, we sold 349,931 shares of Series A Preferred Stock for gross proceeds of $8.7 million and net proceeds of $7.8 million. During the year ended September 30, 2025, we redeemed 2,800 shares of Series A Preferred Stock for a total gross cost of $70 thousand. There were no redemptions of Series A Preferred Stock during the year ended September 30, 2024. There were 865,452 and 349,931 shares of Series A Preferred Stock outstanding as of September 30, 2025 and September 30, 2024, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Series A Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $0.9 million and $0.2 million during the years ended September 30, 2025 and 2024, respectively.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of September 30, 2025 was 208.8%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the year ended September 30, 2025 and each month from January through September during the year ended September 30, 2024.

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

Common Stock At-the-Market Offerings

In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, (the “2024 Sales Agreement”) under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the year ended September 30, 2025, we sold 362,482 shares of our common stock under the 2024 Sales Agreement, at a weighted-average price of $26.44 per share and raised $9.6 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $9.4 million. During the year ended September 30, 2024, we sold 476,138 shares of our common stock under the 2024 Sales Agreement, at a weighted-average price of $23.10 per share and raised $11.0 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $10.8 million. As of September 30, 2025, we had a remaining capacity to sell up to an additional $129.4 million of our common stock under the 2024 ATM Program.

Shelf Registration Statement

Our registration statement, which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of September 30, 2025, we had the ability to issue up to $519.3 million in securities under the registration statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the years ended September 30, 2025, 2024, and 2023:

	Year Ended September 30,
	2025	2024	2023
Numerator for basic net increase (decrease) in net assets resulting from operations per common share	$57,191	$94,506	$42,668
Denominator for basic weighted average common shares(A)	22,357,574	21,781,074	18,657,961
Basic net increase (decrease) in net assets resulting from operations per common share(A)	$2.56	$4.34	$2.29
Numerator for basic net increase (decrease) in net assets resulting from operations per common share	$57,191	$94,506	$42,668
Adjustment for interest and amortization on 2030 Convertible Notes(A)	517	—	—
Numerator for diluted net increase (decrease) in net assets resulting from operations per common share(A)	$57,708	$94,506	$42,668
Denominator for basic weighted average common shares(A)	22,357,574	21,781,074	18,657,961
Adjustment for dilutive effect of 2030 Convertible Notes	304,623	—	—
Denominator for diluted weighted average common shares(A)	22,662,197	21,781,074	18,657,961
Diluted net increase (decrease) in net assets resulting from operations per common share(A)(B)	$2.55	$4.34	$2.29
(A)    Per share data and shares outstanding have been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
(B)    In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the years ended September 30, 2025, 2024, and 2023, there was no anti-dilution.
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
For the calendar year ended December 31, 2024, 83.1% of distributions to common stockholders were deemed to be paid from ordinary income and 16.9% were deemed to be paid from capital gains for Form 1099 reporting purposes. For the calendar year ended December 31, 2023, 100.0% of distributions to common stockholders were deemed to be paid from ordinary income for Form 1099 reporting purposes.

We paid the following monthly distributions to common stockholders for the years ended September 30, 2025 and 2024:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share(A)
2025	October 8, 2024	October 22, 2024	October 31, 2024	$0.165
	October 8, 2024	November 20, 2024	November 29, 2024	0.165
	November 12, 2024	December 4, 2024	December 18, 2024(B)	0.400
	October 8, 2024	December 20, 2024	December 31, 2024	0.165
	January 14, 2025	January 24, 2025	January 31, 2025	0.165
	January 14, 2025	February 19, 2025	February 28, 2025	0.165
	January 14, 2025	March 19, 2025	March 31, 2025	0.165
	April 8, 2025	April 21, 2025	April 30, 2025	0.165
	April 8, 2025	May 21, 2025	May 30, 2025	0.165
	April 8, 2025	June 20, 2025	June 30, 2025	0.165
	July 10, 2025	July 21, 2025	July 31, 2025	0.165
	July 10, 2025	August 20, 2025	August 29, 2025	0.165
	September 12, 2025	September 23, 2025	September 29, 2025(B)	0.100
	July 10, 2025	September 22, 2025	September 30, 2025	0.165
	Year Ended September 30, 2025:			$2.48
2024	October 10, 2023	October 20, 2023	October 31, 2023	$0.165
	October 10, 2023	November 20, 2023	November 30, 2023	0.165
	October 10, 2023	December 18, 2023	December 29, 2023	0.165
	January 9, 2024	January 23, 2024	January 31, 2024	0.165
	January 9, 2024	February 21, 2024	February 29, 2024	0.165
	January 9, 2024	March 21, 2024	March 29, 2024	0.165
	April 9, 2024	April 19, 2024	April 30, 2024	0.165
	April 9, 2024	May 17, 2024	May 31, 2024	0.165
	April 9, 2024	June 19, 2024	June 28, 2024	0.165
	July 9, 2024	July 22, 2024	July 31, 2024	0.165
	July 9, 2024	August 21, 2024	August 30, 2024	0.165
	July 9, 2024	September 20, 2024	September 30, 2024	0.165
	Year Ended September 30, 2024:			$1.98
(A)    Per share data has been adjusted on a retroactive basis to reflect the Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
(B)    Represents a supplemental distribution to common stockholders.

Aggregate distributions declared and paid to our common stockholders were approximately $55.5 million and $43.1 million for the years ended September 30, 2025 and 2024, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal years ended September 30, 2025, 2024, and 2023, Investment Company Taxable Income exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million, $6.6 million, and $5.0 million, respectively, of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. In addition, for the fiscal year ended September 30, 2025, net capital gains exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $0.7 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year. There were no such amounts for the fiscal years ended September 30, 2024 and 2023.

The components of our net assets on a tax basis were as follows:

	Year Ended September 30,
	2025	2024
Common stock	$45	$44
Capital in excess of par value	501,628	492,305
Cumulative net unrealized appreciation (depreciation) of investments	(17,490)	25,249
Undistributed ordinary income	5,481	6,590
Undistributed capital gain	717	—
Capital loss carryforward	—	(47,435)
Other temporary differences	(8,346)	(5,858)
Net Assets	$482,035	$470,895
We intend to retain some or all of our realized capital gains first to the extent we have available capital loss carryforwards and second, through treating the retained amount as a “deemed distribution.”
For the years ended September 30, 2025 and 2024, we recorded the following adjustments for permanent book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Year Ended September 30,
	2025	2024
Undistributed net investment income	$(946)	$(1,299)
Accumulated net realized losses	1,053	1,310
Capital in excess of par value	(107)	(11)
NOTE 10. FEDERAL AND STATE INCOME TAXES
We intend to continue to maintain our qualifications as a RIC for federal income tax purposes. As a RIC, we are generally not subject to federal income tax on the portion of our taxable income and gains that we distribute to stockholders. To maintain our qualification as a RIC, we must meet certain source-of-income and asset diversification requirements. In addition, to qualify to be taxed as a RIC, we must also meet certain annual stockholder distribution requirements. To satisfy the RIC annual distribution requirement, we must distribute to stockholders at least 90.0% of our Investment Company Taxable Income. Our policy generally is to make distributions to our stockholders in an amount up to 100.0% of our Investment Company Taxable Income. Because we have distributed more than 90.0% of our Investment Company Taxable Income, no income tax provisions have been recorded for the years ended September 30, 2025, 2024, and 2023.
In an effort to limit certain federal excise taxes imposed on RICs, a RIC has to distribute to stockholders, during each calendar year, an amount close to the sum of (1) 98.0% of our ordinary income for the calendar year, (2) 98.2%, of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year and (3) any ordinary income and capital gains in excess of capital losses for preceding years that were not distributed during such years. We incurred an excise tax of $0.1 million and $0 for the calendar years ended December 31, 2024 and 2023, respectively, which is included in Other general and administrative expenses on the accompanying Consolidated Statement of Operations.
Under the RIC Modernization Act, we are permitted to carry forward capital losses that we may incur in taxable years beginning after September 30, 2011 for an unlimited period, and such capital loss carryforwards will retain their character as either short-term or long-term capital losses.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of September 30, 2025 and 2024, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million and $0.1 million as of September 30, 2025 and September 30, 2024, respectively.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of September 30, 2025 and 2024 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of September 30, 2025 and 2024, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	As of September 30,
	2025	2024
Unused line of credit commitments(A)	$54,553	$42,601
Delayed draw term loans(A)	11,000	14,150
Uncalled capital commitment	843	843
Total	$66,396	$57,594
(A)There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 12. FINANCIAL HIGHLIGHTS

	As of and for the Year Ended September 30,
	2025	2024	2023	2022	2021	2020	2019	2018	2017	2016
Per Common Share Data(A):
Net asset value at beginning of year(B)	$21.18	$18.79	$18.16	$18.56	$14.80	$16.44	$16.64	$16.80	$17.24	$18.12
Income from operations(C)
Net investment income	2.02	2.11	2.20	1.88	1.58	1.62	1.68	1.70	1.68	1.68
Net realized and unrealized gain (loss) on investments	0.57	2.05	0.07	(0.70)	3.58	(1.68)	(0.30)	(0.32)	(0.24)	(0.70)
Net realized and unrealized gain (loss) on other	0.01	0.18	0.02	(0.02)	(0.08)	(0.06)	(0.02)	—	(0.10)	—
Preferred stock dividends	(0.04)	—	—	—	—	—	—	—	—	—
Total from operations	2.56	4.34	2.29	1.16	5.08	(0.12)	1.36	1.38	1.34	0.98
Distributions to common stockholders from(C)(D)
Net Investment Income	(1.98)	(1.98)	(1.89)	(1.52)	(1.50)	(1.60)	(1.64)	(1.68)	(1.68)	(1.40)
Realized gains	(0.50)	—	—	—	—	—	—	—	—	(0.28)
Return of capital	—	—	—	(0.08)	(0.06)	(0.02)	(0.04)	—	—	—
Total distributions	(2.48)	(1.98)	(1.89)	(1.60)	(1.56)	(1.62)	(1.68)	(1.68)	(1.68)	(1.68)
Capital share transactions(C)
Discounts, commissions, and offering costs	—	—	—	—	(0.02)	—	(0.02)	(0.02)	(0.08)	(0.10)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	0.04
Net anti-dilutive (dilutive) effect of equity offering(E)	0.08	0.05	0.26	0.04	0.30	0.10	0.14	0.16	(0.04)	(0.10)
Total capital share transactions	0.08	0.05	0.26	0.04	0.28	0.10	0.12	0.14	(0.12)	(0.16)
Other, net(C)(F)	—	(0.02)	(0.03)	—	(0.04)	—	—	—	0.02	(0.02)
Net asset value at end of period / year(B)	$21.34	$21.18	$18.79	$18.16	$18.56	$14.80	$16.44	$16.64	$16.80	$17.24
Per common share market value at beginning of year	$24.05	$19.28	$16.98	$22.60	$14.82	$19.50	$19.00	$19.00	$16.26	$16.26
Per common share market value at end of year	21.87	24.05	19.28	16.98	22.60	14.82	19.50	19.00	19.00	16.26
Total return(G)	(0.17)%	36.61%	24.85%	(19.16)%	64.93%	(15.75)%	12.55%	9.53%	27.90%	11.68%
Common stock outstanding at end of year(B)	22,593,069	22,230,587	21,754,449	17,367,398	17,152,186	15,783,425	15,172,962	14,250,990	13,080,342	11,672,211
Statement of Assets and Liabilities Data:
Net assets at end of year	$482,035	$470,895	$408,695	$315,487	$318,439	$233,743	$249,330	$237,092	$219,650	$201,207
Average net assets(H)	479,038	431,796	349,518	320,838	275,509	235,266	239,851	234,092	215,421	193,228
Senior Securities Data:
Borrowings under line of credit, at cost	$—	$70,600	$47,800	$141,800	$50,500	$128,000	$66,900	$110,000	$93,000	$71,300
Preferred Stock	21,636	8,748	—	—	—	—	51,750	51,750	51,750	61,000
Notes Payable	406,500	257,000	257,000	200,000	188,813	96,313	57,500	—	—	—
Ratios/Supplemental Data:
Ratio of net expenses to average net assets(I)(J)	9.17%	11.71%	12.99%	9.62%	10.04%	9.69%	10.61%	9.61%	8.26%	10.16%
Ratio of net investment income to average net assets(K)	9.44	10.67	11.74	10.06	9.48	10.70	10.25	9.86	9.95	10.08

(A)Financial Highlights data presented for the fiscal years ended September 30, 2020, 2019, 2018, 2017, and 2016 are not covered by the report of the independent registered public accounting firm.
(B)Based on actual shares outstanding at the beginning or end of the corresponding year, as appropriate. Per share data and shares outstanding have been adjusted on a retroactive basis to reflect the 1-for-2 Reverse Stock Split effected on April 4, 2024, as described in Note 2— Summary of Significant Accounting Policies.
(C)Based on weighted average basic per share data.
(D)The tax character of distributions is determined based on taxable income calculated in accordance with income tax regulations, which may differ from amounts determined under GAAP.
(E)During the fiscal years ended September 30, 2025, 2024, 2023, 2022, 2021, 2020, 2019, and 2018, the anti-dilution was a result of issuing common shares during the period at a price above the then-current NAV per share. During the fiscal years ended September 30, 2017 and 2016, the net dilution was a result of issuing common shares during the period at a price below the then-current NAV per share.
(F)Represents the impact of the different share amounts (weighted average shares outstanding during the fiscal year and shares outstanding at the end of the fiscal year) in the per share data calculations and rounding impacts.
(G)Total return equals the change in the ending market value of our common stock from the beginning of the fiscal year, taking into account distributions reinvested in accordance with the terms of our dividend reinvestment plan. Total return does not take into account distributions that may be characterized as a return of capital or any sales load paid by a stockholder. For further information on the estimated character of our distributions to common stockholders, refer to Note 9—Distributions to Common Stockholders.
(H)Computed using the average of the balance of net assets at the end of each month of the fiscal year.
(I)Ratio of net expenses to average net assets is computed using total expenses, net of credits from the Adviser, to the base management, loan servicing, and incentive fees.
(J)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 12.72%, 14.53%, 16.31%, 13.13%, 13.17%, 14.36%, 14.18%, 13.12%, 12.14%, and 13.40% for the fiscal years ended September 30, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.
(K)Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 5.93%, 7.90%, 8.49%, 6.61%, 6.40%, 6.11%, 6.74%, 6.41%, 6.13%, and 6.90% for the fiscal years ended September 30, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, and 2016, respectively.

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
We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule l-02(w)(2) of the SEC’s Regulation S-X as of or during at least one of the years ended September 30, 2025, 2024, and 2023.
NOTE 14. SUBSEQUENT EVENTS

Portfolio Activity
In October 2025, we invested an additional $11.0 million in Total Access Elevator, LLC (“Total Access”), an existing portfolio company, through secured first lien debt. We also extended Total Access a new $9.85 million delayed draw term loan commitment, which was unfunded at close.

In October 2025, our $28.1 million debt investment in Leadpoint Business Services, LLC paid off at par. We also received a $0.3 million prepayment penalty in conjunction with the payoff.

In October 2025, the sale of our remaining common equity investment in Sokol was completed, representing a return of our equity cost basis of $0.5 million and a realized gain of approximately $1.8 million.

In October 2025, our $17.8 million debt investment in Sea Link International IRB, Inc. (“Sea Link”) paid off at par. We also received a $0.2 million exit fee in conjunction with the payoff. We continue to hold common and preferred equity in Sea Link.

In November 2025, we invested $15.0 million in Turn Key Health Clinics, LLC (“Turn Key”), an existing portfolio company, through secured first lien debt. We also increased our existing line of credit commitment to Turn Key by $1.0 million to $5.0 million, which was unfunded at close.

In November 2025, we invested $26.6 million in Sicilian Oven Restaurants LLC through secured first lien debt and preferred equity.

Debt Redemption
On October 15, 2025, we voluntarily redeemed the 2028 Notes with an aggregate principal amount outstanding of $57.0 million. On October 31, 2025, we voluntarily redeemed the 2026 Notes with an aggregate principal amount outstanding of $150.0 million.

Distributions
On October 14, 2025, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
October 24, 2025	October 31, 2025	$0.15
November 17, 2025	November 26, 2025	0.15
December 22, 2025	December 31, 2025	0.15
	Total for the Quarter	$0.45

Record Date	Payment Date	Distribution per Series A Preferred Stock
October 27, 2025	November 5, 2025	$0.130208
November 25, 2025	December 5, 2025	0.130208
December 29, 2025	January 5, 2026	0.130208
	Total for the Quarter	$0.390624

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
a) Disclosure Controls and Procedures
As of September 30, 2025 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Management’s Annual Report on Internal Control Over Financial Reporting
Refer to the Management’s Annual Report on Internal Control over Financial Reporting located in Item 8 of this Form 10-K.
c) Attestation Report of the Registered Public Accounting Firm
Not Applicable.
d) Change in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (“Rule 10b5-1 trading arrangement”) or any “non-Rule 10b5-1 trading arrangement.” In addition, during the three months ended September 30, 2025, we did not adopt or terminate any Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated herein by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement.
We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to all of our officers and directors and to the employees of our Adviser and our Administrator. The Code of Conduct is available in the Investors section of our website under “Governance – Governance Documents” at www.GladstoneCapital.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT ON FORM 10-K
1.The following financial statements are filed herewith:
2.The following financial statement schedule is filed herewith:

Schedule 12-14 Investments in and Advances to Affiliates as of September 30, 2025 and 2024	137
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

4.5
Sixth Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), dated as of September 12, 2025, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed on September 12, 2025.

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

10.7
Fifth Amended and Restated Investment Advisory and Management Agreement between the Registrant and Gladstone Management Corporation, dated as of January 24, 2025, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 814-00237), filed on January 24, 2025.

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

10.17
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

14*	Code of Ethics

19	Insider Trading Policy For Gladstone Capital Corporation, incorporated by reference to Exhibit 14 filed herewith.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Chief Executive Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to section 302 of The Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to section 906 of The Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

99.1*	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at September 30, 2025

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
*    Filed herewith
**    Furnished herewith
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of September 30, 2025 and 2024, (ii) the Consolidated Statements of Operations for the years ended September 30, 2025, 2024 and 2023, (iii) the Consolidated Statements of Changes in Net Assets for the years ended September 30, 2025, 2024 and 2023, (iv) the Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024 and 2023, (v) the Consolidated Schedules of Investments as of September 30, 2025 and 2024 and (vi) the Notes to Consolidated Financial Statements.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLADSTONE CAPITAL CORPORATION

Date: November 17, 2025	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 17, 2025	By:	/s/ DAVID GLADSTONE
David Gladstone
Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)

Date: November 17, 2025	By:	/s/ NICOLE SCHALTENBRAND
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)

Date: November 17, 2025	By:	/s/ ANTHONY W. PARKER
Anthony W. Parker
Director

Date: November 17, 2025	By:	/s/ JOHN OUTLAND
John Outland
Director

Date: November 17, 2025	By:	/s/ MICHELA A. ENGLISH
Michela A. English
Director

Date: November 17, 2025	By:	/s/ WALTER H. WILKINSON, JR.
Walter H. Wilkinson, Jr.
Director

Date: November 17, 2025	By:	/s/ PAULA NOVARA
Paula Novara
Director

Date: November 17, 2025	By:	/s/ KATHARINE CORNELL GORKA
Katharine Cornell Gorka
Director

SCHEDULE 12-14
GLADSTONE CAPITAL CORPORATION
INVESTMENTS IN AND ADVANCES TO AFFILIATES
(AMOUNTS IN THOUSANDS)

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period		Amount of Investment Income(C)		Value as of September 30, 2024		Gross Additions(D)		Gross Reductions(E)		Net Unrealized Appreciation (Depreciation)		Value as of September 30, 2025
AFFILIATE INVESTMENTS—11.2%
Secured First Lien Debt—7.2%
Diversified/Conglomerate Manufacturing—2.6%
Edge Adhesives Holdings, Inc.—Term Debt (S + 5.5%. 9.6% Cash, Due 8/2026)	$6,140	—		—		$380		—		—		$133		$513
Zero Case Holding Inc. – Line of Credit, $4,000 available (S + 6.4%, 10.5% Cash, Due 7/2030)	—	—		4		—		—		—		—		—
Zero Case Holding Inc. – Term Debt (S + 6.4%, 10.5% Cash, Due 7/2030)	12,000	—		232		—		12,000		—		—		12,000
		$—	—	$236	—	$380	—	$12,000	—	$—	—	$133	—	$12,513
Personal, Food, and Miscellaneous Services – 4.6%
Snif-Snax, LLC – Term Debt (S + 6.7%, 10.8% Cash, Due 7/2030)	22,200	—		487		—		22,200		—		—		22,200
		$—		$723		$380		$34,200		$—		$133		$34,713
Preferred Equity —2.0%
Diversified/Conglomerate Manufacturing —0.0%
Edge Adhesives Holdings, Inc.—Preferred Stock	5,466	—		—		—		—		—		—		—
Diversified/Conglomerate Service—1.4%
Encore Dredging Holdings, LLC—Preferred Stock	3,840,000	—		40		3,168		—		—		3,746		6,914
Personal, Food, and Miscellaneous Services – 0.3%
Snif-Snax, LLC – Preferred Stock	1,500,000	—		—		—		1,500		—		—		1,500
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.2%
Canopy Safety Brands, LLC—Preferred Stock	500,000	—		—		931		—		—		75		1,006
Total Preferred Equity		$—		$40		$4,099		$1,500		$—		$3,821		$9,420

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2024	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2025
Common Equity—2.0%
Diversified/Conglomerate Manufacturing – 0.2%
Zero Case Holding Inc. – Common Stock	1,000	—	—	—	1,000	—	—	1,000
Finance – 1.1%
Gladstone Alternative Income Fund – Common Stock	500,000	—	191	—	5,000	—	75	5,075
Personal and Non-Durable Consumer Products (Manufacturing Only)—0.8%
Canopy Safety Brands, LLC—Common Stock	1,170,370	—	—	$2,959	—	—	$744	$3,703
Total Common Equity		$—	$191	$2,959	$6,000	$—	$819	$9,778
TOTAL AFFILIATE INVESTMENTS		$—	$954	$7,438	$41,700	$—	$4,773	$53,911

CONTROL INVESTMENTS—22.6%
Secured First Lien Debt—14.5%
Beverage, Food, and Tobacco – 2.6%
Eegee Acquisition Corp. – Line of Credit, $3,250 available (S + 7.0%, 11.1% Cash, Due 4/2028)	12,750	$—	$646	$—	$12,750	$—	$—	$12,750
Diversified/Conglomerate Manufacturing – 4.7%
Engineering Manufacturing Technologies, LLC – Line of Credit, $1,900 available (S + 8.3%, 12.4% Cash, Due 10/2026)	1,100	—	62	—	1,100	—	(266)	834
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 8.0% Cash, 4.4% PIK, Due 10/2026)	23,163	—	1,257	—	23,163	—	(5,602)	17,561
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(F)	4,450	—	588	4,200	273	—	(23)	4,450
		$—	$1,907	$4,200	$24,536	$—	$(5,891)	$22,845
Healthcare, Education, and Childcare – 5.2%
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)	3,076	—	230	—	3,076	—	(353)	2,723
Technical Resource Management, LLC – Line of Credit, $400 available (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)	1,214	—	60	—	1,214	—	(140)	1,074
Technical Resource Management, LLC – Term Debt (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)	24,111	—	1,800	—	24,111	—	(2,764)	21,347
		$—	$2,090	$—	$28,401	$—	$(3,257)	$25,144
Personal and Non-Durable Consumer Products (Manufacturing Only) — 1.9%
WB Xcel Holdings, LLC—Line of Credit, $0 available (S + 10.5%, 14.6% Cash, Due 11/2026)	5,150	—	$—	$3,171	$400	—	$(411)	$3,160
WB Xcel Holdings, LLC—Term Loan (S + 10.5%, 14.6% Cash, Due 11/2026)	9,775	—	—	6,525	—	$—	(528)	5,997
		$—	$—	$9,696	$400	$—	$(939)	$9,157

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2024	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2025
Printing and Publishing — 0.0%
TNCP Intermediate HoldCo, LLC—-Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(F)	—	—	$70	$—	—	$—	—	—
Total Secured First Lien Debt		$—	$4,713	$13,896	$66,087	$—	$(10,087)	$69,896
Secured Second Lien Debt—3.9%
Automobile—1.8%
Defiance Integrated Technologies, Inc.—Term Debt (S + 9.6%, 13.7% Cash, Due 1/2027)	8,792	—	$1,236	$8,547	$325	$(80)	—	$8,792
Diversified/Conglomerate Service – 2.1%
Alsay Incorporated – Term Debt (12.8% Cash, Due 12/2030)(F)	10,000	—	319	—	10,000	—	—	10,000
Total Secured Second Lien Debt		$—	$1,555	$8,547	$10,325	$(80)	$—	$18,792
Unsecured Debt—0.1%
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(F)	357	$—	$24	$—	$357	$—	$(41)	$316
Preferred Equity—1.0%
Diversified/Conglomerate Service – 1.0%
Alsay Incorporated – Preferred Stock	5,000,000	$—	$—	$—	$5,000	$—	$—	$5,000
Personal and Non-Durable Consumer Products (Manufacturing Only) —0.0%
WB Xcel Holdings, LLC - Preferred Stock	333	—	—	—	—	—	—	—
Total Preferred Equity		$—	$—	$—	$5,000	$—	$—	$5,000
Common Equity—3.1%
Automobile– 0.0%
Defiance Integrated Technologies, Inc.—Common Stock	33,321	—	—	2,949	—	—	$(2,949)	—
Beverage, Food, and Tobacco – 1.0%
Eegee Acquisition Corp. – Common Stock	1,000	—	—	—	8,500	—	(3,642)	4,858
Diversified/Conglomerate Manufacturing—0.9%
Engineering Manufacturing Technologies, LLC – Common Stock	16,000	—	—	—	3,000	—	(3,000)	—
Lonestar EMS, LLC - Common Units	100%	—	—	8,214	—	—	(3,989)	4,225
		$—	$—	$8,214	$3,000	$—	$(6,989)	$4,225
Healthcare, Education, and Childcare – 0.0%
Technical Resource Management, LLC – Common Stock	2,000,000	—	—	—	2,000	—	(2,000)	—
Technical Resource Management, LLC – Common Warrants	4,558,041	—	—	—	—	—	—	—
		$—	$—	$—	$2,000	$—	$(2,000)	$—
Personal and Non-Durable Consumer Products (Manufacturing Only) —0.0%
WB Xcel Holdings, LLC - Common Warrant	12,340	—	—	—	—	—	—	—

Company and Investment(A)(B)(I)(L)(M)	Principal/ Shares/Units(K)	Net Realized Gain (Loss) for Period	Amount of Investment Income(C)	Value as of September 30, 2024	Gross Additions(D)	Gross Reductions(E)	Net Unrealized Appreciation (Depreciation)	Value as of September 30, 2025
Printing and Publishing—1.2%
TNCP Intermediate HoldCo, LLC—Common Equity Units	790,000	—	—	4,312	—	—	1,497	5,809
Total Common Equity		$—	$—	$15,475	$13,500	$—	$(14,083)	$14,892
TOTAL CONTROL INVESTMENTS		$—	$6,292	$37,918	$95,269	$(80)	$(24,211)	$108,896
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
(G)Reserved.
(H)Reserved.
(I)Interest rate percentages represent cash interest rates in effect at September 30, 2025, and due dates represent the contractual maturity date. Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 4.13% as of September 30, 2025. If applicable, paid-in-kind interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
(J)Reserved.
(K)Represents the principal balance for debt investments and the number of shares/units held for equity investments as of September 30, 2025. Warrants are represented as a percentage of ownership, as applicable.
(L)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB Accounting Standard Codification Topic 820, “Fair Value Measurements and Disclosures” fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(M)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of September 30, 2025.
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