Form 10-Q
period 2025-12-31
GLADSTONE CAPITAL CORP
filed 2026-02-04
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of February 3, 2026 was 22,593,069.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	December 31, 2025	September 30, 2025
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $732,659 and $685,195, respectively)	$743,413	$696,317
Affiliate investments (Cost of $57,207 and $58,446, respectively)	51,791	53,911
Control investments (Cost of $136,174 and $132,973, respectively)	107,708	108,896
Cash	2,915	596
Cash equivalents	1,253	31,774
Interest receivable, net	6,961	5,702
Due from administrative agent	2,753	4,791
Deferred financing costs, net	1,876	1,951
Other assets, net	4,141	3,659
TOTAL ASSETS	$922,811	$907,597
LIABILITIES
Line of credit at fair value (Cost of $213,200 and $0, respectively)	$213,200	$—
Notes payable, net of unamortized deferred financing costs and discounts of $6,798 and $8,644, respectively	192,702	397,856
Accounts payable and accrued expenses	1,972	1,188
Interest payable	3,820	3,141
Fees due to Adviser(A)	3,463	2,921
Fee due to Administrator(A)	675	610
Other liabilities	507	459
TOTAL LIABILITIES	$416,339	$406,175
Commitments and contingencies(B)
Preferred stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 1,302,077 and 865,452 shares issued and outstanding, respectively	$29,150	$19,387
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 22,593,069 and 22,593,069 shares issued and outstanding, respectively	$45	$45
Capital in excess of par value	501,626	501,628
Total distributable loss(C)	(24,349)	(19,638)
TOTAL NET ASSETS	$477,322	$482,035
NET ASSET VALUE PER COMMON SHARE	$21.13	$21.34
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
(B)Refer to Note 10—Commitments and Contingencies in the accompanying Notes to Consolidated Financial Statements for additional information.
(C)Refer to Note 2—Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$18,089	$19,990
Affiliate investments	927	—
Control investments	2,423	446
Cash and cash equivalents	156	121
Total interest income (excluding PIK interest income)	21,595	20,557
PIK interest income
Non-Control/Non-Affiliate investments	1,706	763
Control investments	595	—
Total PIK interest income	2,301	763
Total interest income	23,896	21,320
Prepayment fee income
Non-Control/Non-Affiliate investments	281	537
Other income	334	103
Total investment income	24,511	21,960
EXPENSES
Base management fee(A)	3,909	3,552
Loan servicing fee(A)	2,451	2,178
Incentive fee(A)	2,699	2,704
Administration fee(A)	519	474
Interest expense	5,928	4,743
Amortization of deferred financing costs and discounts	727	518
Professional fees	307	396
Other general and administrative expenses	498	694
Expenses, before credits from Adviser	17,038	15,259
Credit to base management fee - loan servicing fee(A)	(2,451)	(2,178)
Credits to fees from Adviser - other(A)	(1,340)	(2,345)
Total expenses, net of credits	13,247	10,736
NET INVESTMENT INCOME	11,264	11,224
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	1,711	57,724
Other	(1,415)	90
Total net realized gain (loss)	296	57,814
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	(368)	(41,145)
Affiliate investments	(881)	(33)
Control investments	(4,389)	(714)
Total net unrealized appreciation (depreciation)	(5,638)	(41,892)
Net realized and unrealized gain (loss)	(5,342)	15,922
PREFERRED STOCK DIVIDENDS	468	171
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,454	$26,975
BASIC AND DILUTED PER COMMON SHARE:
Net investment income - basic	$0.50	$0.50
Net increase (decrease) in net assets from operations - basic	$0.24	$1.21
Net increase (decrease) in net assets from operations - diluted	$0.24	$1.21
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	22,593,069	22,311,501
Diluted	28,364,875	22,311,501
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2025	2024
NET ASSETS, SEPTEMBER 30	$482,035	$470,895
OPERATIONS
Net investment income	11,264	11,224
Net realized gain (loss) on investments	1,711	57,724
Net realized gain (loss) on other	(1,415)	90
Net unrealized appreciation (depreciation) of investments	(5,638)	(41,892)
Preferred stock dividends	(468)	(171)
Net increase (decrease) in net assets resulting from operations	5,454	26,975
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.42 per share and $0.50 per share, respectively)(A)	(9,450)	(11,053)
Distributions to common stockholders from realized gains ($0.03 per share and $0.40 per share, respectively)(A)	(717)	(8,932)
Net decrease in net assets from distributions	(10,167)	(19,985)
CAPITAL TRANSACTIONS
Issuance of common stock	—	2,471
Discounts, commissions and offering costs for issuance of common stock	—	(40)
Net increase (decrease) in net assets resulting from capital transactions	—	2,431
NET INCREASE (DECREASE) IN NET ASSETS	(4,713)	9,421
NET ASSETS, DECEMBER 31	$477,322	$480,316
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Three Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$5,454	$26,975
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(99,164)	(151,616)
Principal repayments on investments	50,486	92,262
Net proceeds from sale of investments	2,243	73,171
Increase in investments due to PIK interest or other	(2,136)	(966)
Net change in premiums, discounts and amortization	826	(166)
Net realized loss (gain) on investments	(1,711)	(57,724)
Net realized loss (gain) on other	1,415	(90)
Net unrealized depreciation (appreciation) of investments	5,638	41,892
Amortization of deferred financing costs	727	518
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(1,259)	434
Decrease (increase) in funds due from administrative agent	2,038	(460)
Decrease (increase) in other assets, net	(481)	(576)
Increase (decrease) in accounts payable and accrued expenses	784	471
Increase (decrease) in interest payable	679	1,362
Increase (decrease) in fees due to Adviser(A)	542	(1,653)
Increase (decrease) in fee due to Administrator(A)	65	110
Increase (decrease) in other liabilities	48	45
Net cash provided by (used in) operating activities	(33,806)	23,989
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	233,800	87,500
Repayments on line of credit	(20,600)	(96,600)
Redemption of long term debt	(207,000)	—
Financing costs	(192)	(16)
Proceeds from issuance of common stock	—	2,471
Proceeds from issuance of preferred stock	9,853	2,250
Redemption of preferred stock	(90)	—
Commissions and offering costs for issuance of common stock	—	(37)
Distributions paid to common stockholders	(10,167)	(19,985)
Net cash provided by (used in) financing activities	5,604	(24,417)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,202)	(428)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,370	2,304
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,168	$1,876
CASH PAID FOR INTEREST	$5,249	$3,381
NON-CASH ACTIVITIES	$—	$—
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 155.7%
Secured First Lien Debt – 113.3%
Beverage, Food, and Tobacco – 7.2%
Sicilian Oven Restaurants LLC – Term Debt (S + 6.7%, 10.4% Cash, Due 11/2030)(C)(H)	$23,888	$23,888	$23,888
Wings ‘N More Restaurants LLC – Line of Credit, $1,500 available (S + 7.3%, 10.9% Cash, Due 11/2029)(C)	—	—	—
Wings ‘N More Restaurants LLC – Term Debt (S + 7.3%, 10.9% Cash, Due 11/2029)(C)	10,500	10,500	10,605
Wings ‘N More Restaurants LLC – Delayed Draw Term Loan, $5,000 available (S + 7.3%, 10.9% Cash, Due 11/2029)(C)	—	—	—
		34,388	34,493
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 11.7% Cash, Due 9/2026)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 11.7% Cash, Due 9/2026)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 25.3%
NeoGraf Solutions LLC – Line of Credit, $3,500 available (S + 7.0%, 10.7% Cash, Due 1/2028)(C)	1,000	1,000	1,000
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 10.7% Cash, Due 1/2028)(C)	27,398	27,398	27,398
OCI, LLC – Term Debt (S + 7.5%, 11.2% Cash, Due 5/2028)(C)	32,000	32,000	32,000
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.2% PIK, Due 4/2027)(C)	12,202	12,202	12,324
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.2% PIK, Due 4/2026)(C)	500	500	505
Torrent Photonics Holdco LLC – Term Debt (6.0% PIK, Due 3/2026)(C)(F)	500	500	500
Unirac Holdings, Inc. – Line of Credit, $2,222 available (S + 6.5%, 10.2% Cash, Due 9/2027)(C)	—	—	—
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.2% Cash, Due 9/2027)(C)	1,053	1,053	1,053
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.2% Cash, Due 9/2027)(C)	14,138	13,944	14,138
Viron International Corp.(L) – Term Debt (S + 7.0%, 10.7% Cash, Due 2/2030)(C)	18,383	18,383	18,354
Viva Railings, LLC – Line of Credit, $4,000 available (S + 6.4%, 10.0% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 6.4%, 10.0% Cash, Due 5/2027)(C)	13,657	13,657	13,657
		120,637	120,929
Diversified/Conglomerate Service – 23.0%
Axios Industrial Group, LLC – Term Debt (S + 13.6%, 0.0% Cash, 17.3% PIK, Due 10/2027)(C)	17,505	17,505	17,505
Axios Industrial Group, LLC – Term Debt (20.0% PIK, Due 10/2027)(C)(F)	2,727	2,727	2,727
MASSiv Brands, LLC – Term Debt (10.0% Cash, 5.0% PIK, Due 7/2030)(C)(F)	25,635	25,635	25,628
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	13,033	13,033	13,163
RF Technologies, LLC – Line of Credit, $3,500 available (S + 6.7%, 10.3% Cash, Due 6/2030)(C)	—	—	—
RF Technologies, LLC – Term Debt (S + 6.7%, 10.3% Cash, Due 6/2030)(C)	12,600	12,600	12,674
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	17,500	17,500	17,500
Total Access Elevator, LLC – Delayed Draw Term Loan, $0 available (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	1,600	1,600	1,600
Total Access Elevator, LLC – Delayed Draw Term Loan, $9,850 available (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $900 available (S + 6.3%, 9.9% Cash, Due 12/2026)(C)	1,100	1,100	1,100
WorkforceQA, LLC – Term Debt (S + 6.3%, 9.9% Cash, Due 12/2026)(C)	17,663	17,634	17,663
		109,334	109,560
Healthcare, Education, and Childcare – 46.6%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.0%, 9.7% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.0%, 9.7% Cash, Due 12/2028)(C)	30,360	30,314	30,279
ALS Education, LLC – Delayed Draw Term Loan, $6,000 available (S + 6.0%, 9.7% Cash, Due 12/2028)(C)	—	—	—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Altior Healthcare, LLC – Term Debt (S + 6.5%, 10.2% Cash, Due 5/2030)(C)	46,000	46,000	46,724
Freedom Dental Management, Inc. – Term Debt (S + 9.5%, 13.2% Cash, Due 6/2030)(C)	15,000	15,000	15,150
Giving Home Health Care, LLC – Term Debt (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	33,882	33,821	33,843
HH-Inspire Acquisition, Inc. – Line of Credit, $0 available (S + 8.0%, 11.7% Cash, 2.0% PIK, Due 4/2028)(C)	1,871	1,871	1,729
HH-Inspire Acquisition, Inc. – Term Debt (S + 8.0%, 11.7% Cash, 2.0% PIK, Due 4/2028)(C)	19,922	19,844	18,417
Turn Key Health Clinics, LLC – Line of Credit, $5,000 available (S + 6.8%, 10.4% Cash, Due 11/2030)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 6.8%, 10.4% Cash, Due 11/2030)(C)	32,500	32,500	32,500
Vet's Choice Radiology LLC(L) – Term Debt (S + 8.0%, 11.7% Cash, Due 12/2027)(C)(S)	42,750	42,750	43,605
		222,100	222,247
Home and Office Furnishings, Housewares and Durable Consumer Products – 6.3%
Foodservices Brand Group, LLC – Line of Credit, $10,000 available (S + 6.5%, 10.2% Cash, Due 8/2029)(C)	—	—	—
Foodservices Brand Group, LLC – Term Debt (S + 6.5%, 10.2% Cash, Due 8/2029)(C)	30,000	30,000	29,928
		30,000	29,928
Machinery – 3.7%
Arc Drilling Holdings LLC – Line of Credit, $3,200 available (S + 7.0%, 10.7% Cash, Due 9/2029)(C)	1,800	1,800	1,800
Arc Drilling Holdings LLC – Term Debt (S + 7.0%, 10.7% Cash, Due 9/2029)(C)	15,900	15,900	16,059
		17,700	17,859
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	213	213	—
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	1,320	1,320	600
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	450	450	205
B+T Group Acquisition, Inc.(L) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)	6,000	6,000	2,727
		7,770	3,532
Total Secured First Lien Debt		$544,497	$540,903
Secured Second Lien Debt – 31.8%
Beverage, Food, and Tobacco – 3.8%
Dutch Gold Honey, Inc.(L) – Term Debt (S + 7.5%, 11.2% Cash, Due 8/2030)(C)	$18,000	$18,000	$18,041
Cargo Transportation – 10.5%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 11.3% Cash, Due 11/2029)(C)	50,000	49,409	50,000

Diversified/Conglomerate Manufacturing – 7.8%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,358	2,358	2,469
Springfield, Inc. – Term Debt (S + 11.1%, 14.8% Cash, Due 5/2031)(C)	30,000	29,704	30,000
Tube Bending Technology, LLC – Term Debt (12.5% Cash, Due 6/2026)(C)(F)	5,000	5,000	4,972
		37,062	37,441
Diversified/Conglomerate Service – 1.9%
Flexible Technology Solutions, LLC – Term Debt (11.5% Cash, Due 3/2031)(C)(F)	9,000	9,000	9,000
Healthcare, Education, and Childcare – 4.8%
Pan-Am Dental, LLC – Term Debt (12.0% Cash, Due 6/2030)(C)(F)	23,000	23,000	23,123
Oil and Gas – 3.0%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 13.5% Cash, Due 8/2028)(C)	14,265	14,200	14,265
Total Secured Second Lien Debt		$150,671	$151,870
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$16
Preferred Equity – 4.7%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$271
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Beverage, Food, and Tobacco – 0.6%
Sicilian Oven Restaurants LLC – Preferred Stock(E)(G)	26,900	2,690	2,690
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	206
		2,765	2,896
Buildings and Real Estate – 0.1%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	531
Diversified/Conglomerate Manufacturing – 0.5%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	2,418
Diversified/Conglomerate Service – 1.1%
Flexible Technology Solutions, LLC – Preferred Stock(E)(G)	22,500	2,250	2,250
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	2,827
		5,750	5,077
Healthcare, Education, and Childcare – 1.9%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,681,949	2,604	2,429
Pan-Am Dental, LLC – Preferred Stock(E)(G)	5,909,091	5,909	6,562
		8,513	8,991
Oil and Gas – 0.5%
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,459
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(L) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$23,313	$22,643
Common Equity – 5.9%
Aerospace and Defense – 0.2%
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	$1,000	$1,000
Automobile – 0.0%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	201
Beverage, Food, and Tobacco – 1.2%
Dutch Gold Honey, Inc.(L) – Common Stock(E)(G)	900,000	900	3,714
Salt & Straw, LLC – Common Warrant(E)(G)	0.5%	—	186
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,926
		1,150	5,826
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.5%
OCI, LLC – Common Units (E)(G)	555	1,111	1,124
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	1,192
Viron International Corp.(L) – Common Stock(E)(G)	447	15	—
		3,126	2,316
Diversified/Conglomerate Service – 0.4%
Total Access Elevator, LLC – Common Stock(E)(G)	750,000	750	1,370
WorkforceQA, LLC – Common Stock(E)(G)	529	532	539
		1,282	1,909
Healthcare, Education, and Childcare – 1.7%
Giving Home Health Care, LLC – Common Stock(E)(G)	10,667	—	5,912
GSM MidCo LLC – Common Stock(E)(G)	767	767	2,187
		767	8,099
Machinery – 1.8%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	8,608
Oil and Gas – 0.0%
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	22
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(L) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$13,980	$27,981
Total Non-Control/Non-Affiliate Investments		$732,659	$743,413
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
AFFILIATE INVESTMENTS(N) – 10.9%
Secured First Lien Debt – 7.0%
Diversified/Conglomerate Manufacturing – 2.6%
Edge Adhesives Holdings, Inc.(L) – Term Debt (S + 5.5%, 9.2% Cash, Due 8/2026)(E)(P)	$6,140	$6,140	$468
Zero Case Holding Inc. – Line of Credit, $1,000 available (S + 6.4%, 10.1% Cash, Due 7/2030)(E)	—	—	—
Zero Case Holding Inc. – Term Debt (S + 6.4%, 10.1% Cash, Due 7/2030)(E)	12,000	12,000	11,941
		18,140	12,409
Personal, Food, and Miscellaneous Services – 4.4%
Snif-Snax, LLC – Term Debt (S + 6.7%, 10.4% Cash, Due 7/2030)(C)(H)	20,961	20,961	20,842
Total Secured First Lien Debt		$39,101	$33,251
Preferred Equity – 1.8%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.2%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	5,813
Personal, Food, and Miscellaneous Services – 0.4%
Snif-Snax, LLC – Preferred Stock(E)(G)	1,500,000	1,500	1,909
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	926
Total Preferred Equity		$11,306	$8,648
Common Equity – 2.1%
Diversified/Conglomerate Manufacturing – 0.3%
Zero Case Holding Inc. – Common Stock(E)(G)	1,000	$1,000	$1,382
Finance – 1.1%
Gladstone Alternative Income Fund – Common Stock(D)(G)	500,000	5,000	5,075
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.7%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	3,435
Total Common Equity		$6,800	$9,892
Total Affiliate Investments		$57,207	$51,791
CONTROL INVESTMENTS(O) – 22.6%
Secured First Lien Debt – 15.4%
Beverage, Food, and Tobacco – 3.0%
Eegee Acquisition Corp. – Line of Credit, $1,500 available (S + 7.0%, 10.7% Cash, Due 4/2028)(E)(P)	$14,500	$14,500	$14,500
Diversified/Conglomerate Manufacturing – 5.0%
Engineering Manufacturing Technologies, LLC – Line of Credit, $1,050 available (S + 8.3%, 11.9% Cash, Due 10/2026)(E)	1,950	1,950	1,510
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 8.0% Cash, 3.9% PIK, Due 10/2026)(E)	23,421	23,421	18,134
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,450	4,409	4,450
		29,780	24,094
Healthcare, Education, and Childcare – 5.4%
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 9.7% Cash, 4.5% PIK, Due 4/2028)(E)	3,111	3,111	2,774
Technical Resource Management, LLC – Line of Credit, $400 available (S + 10.5%, 9.7% Cash, 4.5% PIK, Due 4/2028)(E)	1,227	1,227	1,094
Technical Resource Management, LLC – Term Debt (S + 10.5%, 9.7% Cash, 4.5% PIK, Due 4/2028)(E)	24,387	24,387	21,745
		28,725	25,613
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.9%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 14.2% Cash, Due 11/2026)(E)	5,150	5,150	3,180
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 14.2% Cash, Due 11/2026)(E)	9,775	9,775	6,035
		14,925	9,215
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS DECEMBER 31, 2025 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$87,930	$73,422
Secured Second Lien Debt – 3.9%
Automobile– 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 13.3% Cash, Due 1/2027)(E)	$8,792	$8,792	$8,792
Diversified/Conglomerate Service – 2.1%
Alsay Incorporated – Term Debt (12.8% Cash, Due 12/2030)(E)(F)	10,000	10,000	10,000
Total Secured Second Lien Debt		$18,792	$18,792
Unsecured Debt – 0.1%
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(E)(F)	$370	$370	$330
Preferred Equity – 1.1%
Diversified/Conglomerate Service – 1.1%
Alsay Incorporated – Preferred Stock(E)(G)	5,000,000	$5,000	$5,470
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	—
Total Preferred Equity		$7,750	$5,470
Common Equity – 2.0%
Automobile– 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$—
Beverage, Food, and Tobacco – 0.5%
Eegee Acquisition Corp. – Common Stock(E)(G)	1,000	8,500	2,165
Diversified/Conglomerate Manufacturing – 0.5%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	16,000	3,000	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	2,164
		9,750	2,164
Healthcare, Education, and Childcare – 0.0%
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	—
Technical Resource Management, LLC – Common Warrants(E)(G)	4,558,041	—	—
		2,000	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Units(E)(G)	12,340	1	—
Printing and Publishing – 1.1%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	5,365
Total Common Equity		$21,332	$9,694
Total Control Investments		$136,174	$107,708
TOTAL INVESTMENTS – 189.2%		$926,040	$902,912

CASH EQUIVALENTS - 0.3%
First Citizens Premium Money Market Savings (3.25% market yield)(R)	$1,253	$1,253	$1,253
TOTAL INVESTMENTS AND CASH EQUIVALENTS - 189.4%		$927,293	$904,165
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $815.7 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of December 31, 2025, our investment in Gladstone Alternative is considered a non-qualifying asset under Section 55 of the 1940 Act. This non-qualifying asset represents 0.6% of total investments, at fair value, as of December 31, 2025.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month SOFR, which was 3.69% as of December 31, 2025. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
(C)Fair value was based on an internal yield analysis or on estimates of value submitted by a third party valuation firm.
(D)Fair value was based on net asset value provided by the underlying fund as a practical expedient.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of December 31, 2025.
(L)One or more of our affiliated funds, Gladstone Investment Corporation or Gladstone Alternative, co-invested with us in this portfolio company pursuant to an exemptive order granted by the U.S. Securities and Exchange Commission.
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
(S)Investment was exited subsequent to December 31, 2025. Refer to Note 12 – Subsequent Events in the accompanying Notes to the Consolidated Financial Statements for additional information.

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
Automobile – 0.0%
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
DECEMBER 31, 2025
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three month periods ended December 31, 2025 and December 31, 2024.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiary. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three months ended December 31, 2025 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2026 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC on November 17, 2025.
Use of Estimates
Preparing financial statements requires management to make estimates and assumptions that affect the amounts reported in our accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements. Actual results may differ from those estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements. Reclassifications did not impact net increase (decrease) in net assets resulting from operations, total assets, total liabilities, or total net assets, or Consolidated Statements of Cash Flows classifications.

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
Board Responsibility
Our board of directors (the “Board of Directors”) has approved investment valuation policies and procedures pursuant to Rule 2a-5 under the 1940 Act (the “Policy”) and designated the Adviser to serve as the Board of Directors’ valuation designee ("Valuation Designee") under the 1940 Act.
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
•Market Quotes — For our investments for which a limited market exists, we generally base fair value on readily available and reliable market quotations which are corroborated by the Valuation Team (generally by using the yield analysis described above). In addition, the Valuation Team assesses trading activity for similar investments and evaluates variances in quotations and other market insights to determine if any available quoted prices are reliable. Typically, the Valuation Team uses the lower indicative bid price (“IBP”) in the bid-to-ask price range obtained from the respective originating syndication agent’s trading desk on or near the valuation date. The Valuation Team may take further steps to consider additional information to validate that price in accordance with the Policy. For securities that are publicly traded, the Valuation Team generally base fair value on the closing market price of the securities we hold as of the reporting date. For restricted securities that are publicly traded, the Valuation Team generally base fair value on the closing market price of the securities we hold as of the reporting date less a discount for the restriction, which includes consideration of the nature and term to expiration of the restriction and the lack of marketability of the security.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of December 31, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.4% of the cost basis of all debt investments in our portfolio, and a fair value of $13.2 million, or 1.6% of the fair value of all debt investments in our portfolio. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio.
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
As of December 31, 2025 and September 30, 2025, we held three and two OID loans, respectively. We recorded OID income of $32 thousand and $83 thousand during the three months ended December 31, 2025 and December 31, 2024, respectively. The unamortized balance of OID investments as of December 31, 2025 and September 30, 2025 totaled $0.8 million and $0.2 million, respectively. As of December 31, 2025 and September 30, 2025, we had eight and nine investments which had a PIK interest component, respectively. We recorded PIK interest income of $2.3 million and $0.8 million during the three months ended December 31, 2025 and December 31, 2024, respectively. We collected $2.8 million and $4.5 million of PIK interest in cash during the three months ended December 31, 2025 and December 31, 2024, respectively.
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
As of December 31, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in money market funds, which were valued using Level 1 inputs, and our investment in Gladstone Alternative Income Fund (“Gladstone Alternative”), which was valued using NAV as a practical expedient. As of September 30, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in money market funds, which were valued using Level 1 inputs, and our investments in Gladstone Alternative and Leeds Novamark Capital I, L.P. (“Leeds”), which were valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the three months ended December 31, 2025 and 2024, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of December 31, 2025 and September 30, 2025, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of December 31, 2025:
Secured first lien debt	$—	$—	$647,576	$647,576
Secured second lien debt	—	—	170,662	170,662
Unsecured debt	—	—	346	346
Preferred equity	—	—	36,761	36,761
Common equity/equivalents	—	—	42,492	42,492
Total	$—	$—	$897,837	$897,837
Investments measured at NAV(A)	—	—	—	5,075
Total Investments	$—	$—	$897,837	$902,912
Cash Equivalents	1,253	—	—	1,253
Total Investments and Cash Equivalents as of December 31, 2025	$1,253	$—	$897,837	$904,165

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2025:
Secured first lien debt	$—	$—	$622,371	$622,371
Secured second lien debt	—	—	150,542	150,542
Unsecured debt	—	—	333	333
Preferred equity	—	—	31,214	31,214
Common equity/equivalents	—	—	49,553	49,553
Total	$—	$—	$854,013	$854,013
Investments measured at NAV(A)	—	—	—	5,111
Total Investments	$—	$—	$854,013	$859,124
Cash Equivalents	31,774	—	—	31,774
Total Investments and Cash Equivalents as of September 30, 2025	$31,774	$—	$854,013	$890,898
(A)Includes our investment in Gladstone Alternative as of December 31, 2025 and our investments in Gladstone Alternative and Leeds as of September 30, 2025. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this quarterly report.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of December 31, 2025 and September 30, 2025, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2025		September 30, 2025
Non-Control/Non-Affiliate Investments
Secured first lien debt	$540,903		$517,762
Secured second lien debt	151,870		131,750
Unsecured debt	16		17
Preferred equity	22,643		16,794
Common equity/equivalents	27,981		29,958	(B)
Total Non-Control/Non-Affiliate Investments	$743,413		$696,281
Affiliate Investments
Secured first lien debt	$33,251		$34,713
Preferred equity	8,648		9,420
Common equity/equivalents	4,817	(A)	4,703	(B)
Total Affiliate Investments	$46,716		$48,836
Control Investments
Secured first lien debt	$73,422		$69,896
Secured second lien debt	18,792		18,792
Unsecured debt	330		316
Preferred equity	5,470		5,000
Common equity/equivalents	9,694		14,892
Total Control Investments	$107,708		$108,896
Total Investments at Fair Value Using Level 3 Inputs	$897,837		$854,013
(A)Excludes our investment in Gladstone Alternative with a fair value of $5.1 million as of December 31, 2025, which was valued using NAV as a practical expedient.
(B)Excludes our investments in Gladstone Alternative and Leeds with fair values of $5.1 million and $36 thousand, respectively, as of September 30, 2025, which were valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of December 31, 2025 and September 30, 2025. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements.

The weighted average calculations in the table below are based on the principal balances for all debt related calculations and on the cost basis for all equity related calculations for the particular input.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	December 31, 2025	September 30, 2025	Valuation Techniques/ Methodologies	Unobservable Input	December 31, 2025	September 30, 2025

Secured first lien debt(A)	$570,154	$548,670	Yield Analysis	Discount Rate	9.0% - 18.0% / 11.2%	9.4% - 19.8% / 11.7%
	77,422	73,701	TEV	EBITDA multiple	3.6x – 8.3x / 6.2x	3.5x – 8.0x / 6.0x
				EBITDA	$490 - $4,266 / $3,485	$538 - $4,655 / $3,540
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 0.8x / 0.7x
				Revenue	$8,268 - $22,244 / $14,884	$10,844 - $21,649 / $15,090

Secured second lien debt	151,870	141,750	Yield Analysis	Discount Rate	11.1% - 14.8% / 12.3%	11.4% - 15.2% / 13.1%
	18,792	8,792	TEV	EBITDA multiple	5.0x – 5.6x / 5.3x	5.4x – 5.4x / 5.4x
				EBITDA	$2,355 - $11,359 / $7,146	$2,345 - $2,345 / $2,345

Unsecured debt	346	333	TEV	EBITDA multiple	8.3x – 8.3x / 8.3x	8.0x – 8.0x / 8.0x
				EBITDA	$3,755 - $3,755 / $3,755	$3,804 - $3,804 / $3,804
				Revenue multiple	0.9x – 0.9x / 0.9x	0.9x – 0.9x / 0.9x
				Revenue	$4,708 - $4,708 / $4,708	$4,846 - $4,846 / $4,846

Preferred and common equity / equivalents(B)	79,253	80,767	TEV	EBITDA multiple	3.6x – 15.1x / 7.0x	3.5x – 14.6x / 6.8x
				EBITDA	$490 -$143,118 / $9,727	$538 -$142,549 / $10,222
				Revenue multiple	0.6x – 0.9x / 0.7x	0.6x– 0.9x / 0.7x
				Revenue	$4,708 -$22,244 / $11,209	$4,846 -$21,649 / $12,394
Total Level 3 Investments, at Fair Value	$897,837	$854,013

(A)Fair value as of December 31, 2025 includes one proprietary debt investment totaling $43.6 million, which was valued using the payoff amount as the unobservable input.
(B)Fair value as of December 31, 2025 excludes our investment in Gladstone Alternative with a fair value of $5.1 million, which was valued using NAV as a practical expedient. Fair value as of September 30, 2025 includes one proprietary equity investment totaling $2.2 million, which was valued using the payoff amount as the unobservable input. Fair value as of September 30, 2025 excludes our investments in Gladstone Alternative and Leeds with fair values of $5.1 million and $36 thousand, respectively, which were valued using NAV as a practical expedient.

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

Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three months ended December 31, 2025 and 2024 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended December 31, 2025	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2025	$622,371	$150,542	$333	$31,214	$49,553	$854,013
Total gains (losses):
Net realized gain (loss)(A)	(112)	—	—	—	1,790	1,678
Net unrealized appreciation (depreciation)(B)	(23)	739	—	607	(4,821)	(3,498)
Reversal of prior period net depreciation (appreciation) on realization(B)	(169)	(145)	—	—	(1,790)	(2,104)
New investments, repayments and settlements: (C)
Issuances/originations	57,276	39,071	13	4,940	—	101,300
Settlements/repayments	(31,767)	(19,545)	—	—	—	(51,312)
Net proceeds from sales	—	—	—	—	(2,240)	(2,240)
Fair Value as of December 31, 2025	$647,576	$170,662	$346	$36,761	$42,492	$897,837

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three Months Ended December 31, 2024	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222
Total gains (losses):
Net realized gain (loss)(A)	(4,074)	—	—	2,450	59,348	57,724
Net unrealized appreciation (depreciation)(B)	(3,534)	115	5	3,136	12,396	12,118
Reversal of prior period net depreciation (appreciation) on realization(B)	3,581	—	—	(2,450)	(55,140)	(54,009)
New investments, repayments and settlements: (C)
Issuances/originations	111,754	29,244	322	6,262	—	147,582
Settlements/repayments	(76,255)	(15,841)	—	—	—	(92,096)
Net proceeds from sales	—	—	—	(9,450)	(63,631)	(73,081)
Fair Value as of December 31, 2024	$586,409	$127,234	$359	$31,294	$49,164	$794,460
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

Investment Activity
During the three months ended December 31, 2025, the following significant investment transactions occurred:

•In October 2025, we invested $11.0 million in Total Access Elevator, LLC (“Total Access”), an existing portfolio company, through secured first lien debt. We also extended Total Access a new $9.85 million delayed draw term loan commitment, which was unfunded at close.
•In October 2025, our $28.1 million debt investment in Leadpoint Business Services, LLC paid off at par. We also received a $0.3 million prepayment penalty in conjunction with the payoff.
•In October 2025, the sale of our remaining common equity investment in Sokol & Company Holdings, LLC (“Sokol”) was completed, representing a return of our equity cost basis of $0.5 million and a realized gain of approximately $1.8 million.
•In October 2025, our $17.8 million debt investment in Sea Link International IRB, Inc. (“Sea Link”) paid off at par. We also received a $0.2 million exit fee in conjunction with the payoff. We continue to hold common and preferred equity in Sea Link.
•In November 2025, we invested $15.0 million in Turn Key Health Clinics, LLC (“Turn Key”), an existing portfolio company, through secured first lien debt. We also increased our existing line of credit commitment to Turn Key by $1.0 million to $5.0 million, which was unfunded at close.
•In November 2025, we invested $26.6 million in Sicilian Oven Restaurants LLC through secured first lien debt and preferred equity.
•In December 2025, we invested $30.0 million in RPM Freight Systems, LLC, an existing portfolio company, through secured second lien debt.
•In December 2025, we invested $11.3 million in Flexible Technology Solutions, LLC through secured second lien debt and preferred equity.
Investment Concentrations
As of December 31, 2025, our investment portfolio consisted of investments in 54 portfolio companies located in 22 states in 16 different industries, with an aggregate fair value of $902.9 million. The five largest investments at fair value as of December 31, 2025 totaled $215.7 million, or 23.9% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2025 totaling $196.5 million, or 22.9% of our total investment portfolio. As of December 31, 2025 and September 30, 2025, our average investment by obligor was $17.1 million and $15.9 million at cost, respectively.
The following table outlines our investments by security type as of December 31, 2025 and September 30, 2025:

	December 31, 2025				September 30, 2025
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$671,528	72.5%	$647,576	71.7%	$646,131	73.7%	$622,371	72.4%
Secured second lien debt	169,463	18.3	170,662	18.9	149,937	17.1	150,542	17.5
Unsecured debt	568	0.1	346	0.0	555	0.1	333	0.1
Total debt investments	841,559	90.9	818,584	90.6	796,623	90.9	773,246	90.0
Preferred equity	42,369	4.6	36,761	4.1	37,429	4.3	31,214	3.6
Common equity/equivalents	42,112	4.5	47,567	5.3	42,562	4.8	54,664	6.4
Total equity investments	84,481	9.1	84,328	9.4	79,991	9.1	85,878	10.0
Total Investments	$926,040	100.0%	$902,912	100.0%	$876,614	100.0%	$859,124	100.0%

Our investments at fair value consisted of the following industry classifications as of December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Healthcare, Education, and Childcare	$288,403	31.9%	$273,262	31.8%
Diversified/Conglomerate Manufacturing	203,153	22.5	202,466	23.6
Diversified/Conglomerate Service	146,845	16.3	152,042	17.7
Beverage, Food, and Tobacco	77,921	8.6	54,605	6.4
Cargo Transportation	50,000	5.5	20,000	2.3
Home and Office Furnishings, Housewares and Durable Consumer Products	29,928	3.3	30,000	3.5
Machinery	26,467	3.0	26,381	3.1
Personal, Food, and Miscellaneous Supplies	22,751	2.5	23,700	2.7
Oil and Gas	16,746	1.9	17,512	2.0
Personal and Non-Durable Consumer Products	13,576	1.5	13,866	1.6
Automobile	9,264	1.0	27,361	3.2
Printing and Publishing	5,365	0.6	5,809	0.7
Other, < 2.0%	12,493	1.4	12,120	1.4
Total Investments	$902,912	100.0%	$859,124	100.0%
Our investments at fair value were included in the following U.S. geographic regions as of December 31, 2025 and September 30, 2025:

	December 31, 2025		September 30, 2025
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$320,014	35.4%	$287,371	33.5%
Midwest	266,400	29.5	237,417	27.6
West	213,878	23.7	233,564	27.2
Northeast	102,620	11.4	100,772	11.7
Total Investments	$902,912	100.0%	$859,124	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.

Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2025:

		Amount
For the remaining nine months ending September 30:	2026(A)	$22,553
For the fiscal years ending September 30:	2027	130,873
	2028	200,051
	2029	146,569
	2030	239,554
	Thereafter	103,360
	Total contractual repayments	$842,960
	Adjustments to cost basis of debt investments	(1,401)
	Investments in equity securities	84,481
	Investments held as of December 31, 2025 at cost:	$926,040
(A)Includes debt investments with contractual principal amounts totaling $0.4 million for which the maturity date has passed as of December 31, 2025.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of December 31, 2025 and September 30, 2025, we had gross receivables from portfolio companies of $2.7 million and $2.4 million, respectively. The allowance for uncollectible receivables was $54 thousand and $52 thousand as of December 31, 2025 and September 30, 2025, respectively.
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
David Gladstone (our chairman and chief executive officer) serves as a director and executive officer of the Adviser, which, as of December 31, 2025, is 100% indirectly owned by Mr. Gladstone. Robert Marcotte (our president) also serves as executive vice president of private equity of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Erich Hellmold, our co-general counsel and co-secretary, serves in the same roles for the Adviser and Administrator.

The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended December 31,
	2025	2024
Average total assets subject to base management fee(A)(B)	$893,486	$811,886
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(C)	$3,909	$3,552
Portfolio company fee credit	(1,340)	(2,096)
Syndicated loan fee credit	—	(10)
Net Base Management Fee	$2,569	$1,446
Loan servicing fee(C)	2,451	2,178
Credit to base management fee - loan servicing fee(C)	(2,451)	(2,178)
Net Loan Servicing Fee	$—	$—
Incentive fee(C)	2,699	2,704
Incentive fee credit	—	(239)
Net Incentive Fee	$2,699	$2,465
Portfolio company fee credit	(1,340)	(2,096)
Syndicated loan fee credit	—	(10)
Incentive fee credit	—	(239)
Credits to Fees From Adviser - other(C)	$(1,340)	$(2,345)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three months ended December 31, 2024. There were no such credits for the three months ended December 31, 2025.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through December 31, 2025, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.
In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through December 31, 2025.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the three months ended December 31, 2024. There were no such credits during the three months ended December 31, 2025.

Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and co-general counsels and co-secretaries and their respective staffs. David Gladstone (our chairman and chief executive officer) serves as a member of the board of managers and executive officer of the Administrator, which, as of December 31, 2025, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator.
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
Transactions with Gladstone Securities, LLC
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman and chief executive officer, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.1 million and $0.2 million during the three months ended December 31, 2025 and 2024, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6—Cumulative Redeemable Preferred Stock Offering). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (the “Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.0% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the three months ended December 31, 2025 and 2024, we paid Gladstone Securities selling commissions and dealer manager fees totaling $1.1 million and $0.3 million, respectively, related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales.
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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	December 31, 2025	September 30, 2025
Base management fee due to (from) Adviser	$119	$(408)
Loan servicing fee due to Adviser	645	551
Incentive fee due to Adviser	2,699	2,778
Total fees due to Adviser	3,463	2,921
Fee due to Administrator	675	610
Total Related Party Fees Due	$4,138	$3,531
In addition to the above fees, other operating expenses due to the Adviser as of each of December 31, 2025 and September 30, 2025 totaled $0.1 million. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $54 thousand and $52 thousand as of December 31, 2025 and September 30, 2025, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2025 and September 30, 2025.
NOTE 5. BORROWINGS
Revolving Line of Credit

On May 13, 2021, we, through Business Loan, entered into a sixth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”). On November 25, 2025, we, through Business Loan, entered into Amendment No. 10 to the Credit Facility to increase the total commitment by $20.0 million.
As of December 31, 2025, our Credit Facility had a total commitment amount of $340.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027, and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
The following tables summarize noteworthy information related to our Credit Facility:

	December 31, 2025	September 30, 2025
Commitment amount	$340,000	$320,000
Line of credit outstanding, at cost	213,200	—
Availability(A)	113,678	307,467

	For the Three Months Ended December 31,
	2025	2024
Weighted average borrowings outstanding, at cost	$121,829	$26,196
Weighted average interest rate(B)	8.1%	19.1%
Commitment (unused) fees incurred	$420	$678
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.

Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statements of Assets and Liabilities as of December 31, 2025 and September 30, 2025.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after June 23, 2025 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $483.0 million as of December 31, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2025, and as defined in our Credit Facility, we had a net worth of $668.1 million, asset coverage on our “senior securities representing indebtedness” of 219.5%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of December 31, 2025. As of December 31, 2025, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of December 31, 2025, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.60% per annum, plus a 0.45% unused commitment fee. As of September 30, 2025, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.60% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of December 31, 2025 and September 30, 2025, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of December 31, 2025 and September 30, 2025, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three months ended December 31, 2025 and 2024:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	December 31, 2025	September 30, 2025
Credit Facility	$213,200	$—

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended December 31,
	2025	2024
Fair value as of September 30, 2025 and 2024, respectively	$—	$70,600
Borrowings	233,800	87,500
Repayments	(20,600)	(96,600)
Net unrealized appreciation	—	—
Fair Value as of December 31, 2025 and 2024, respectively	$213,200	$61,500
The fair value of the collateral under our Credit Facility totaled approximately $815.7 million and $754.6 million as of December 31, 2025 and September 30, 2025, respectively.
Notes Payable
2030 Convertible Notes
In September 2025, we completed an offering of $149.5 million aggregate principal amount of 5.875% Convertible Notes due 2030 (the “2030 Convertible Notes”) for net proceeds of approximately $142.8 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2030 Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Convertible Notes bear interest at a rate of 5.875% per year. Interest is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2026 (which equates to approximately $8.8 million per year).

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

The following table summarizes certain key terms related to the convertible features of the 2030 Convertible Notes as of December 31, 2025.

2030 Convertible Notes
Conversion Premium	10.0%
Closing stock price at issuance	$23.65
Closing stock price date	September 9, 2025
Conversion price(A)	$25.90
Conversion rate (shares per $1,000 principal amount)(A)	38.61
Last conversion price calculation date	September 22, 2025
(A)Represents conversion price and conversion rate, as applicable, as of December 31, 2025.

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

The indenture relating to the 2030 Convertible Notes contains certain covenants including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing and (ii) that we will file with the trustee any documents or reports that we are required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act within 15 days after the same are required to be filed with the SEC; provided that any documents filed by us with the SEC via the EDGAR system will be deemed to be filed with the trustee.

The issuance of the 2030 Convertible Notes is considered part of the if-converted method for calculation of diluted earnings per share as reflected in Note 8—Net Increase (Decrease) in Net Assets Resulting From Operations per Weighted Average Common Share.
The 2030 Convertible Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities. The fair value of the 2030 Convertible Notes, based on the indicative bid price offered by a recognized independent data provider was $144.8 million on December 31, 2025, which we consider to be a Level 2 input within the ASC 820 hierarchy.
2028 Notes

In August 2023, we completed an offering of $57.0 million aggregate principal amount of 7.75% Notes due 2028 (the “2028 Notes”) for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. On October 15, 2025, we voluntarily redeemed the 2028 Notes with an aggregate principal amount outstanding of $57.0 million. In connection with the voluntary redemption of the 2028 Notes, we incurred a loss on extinguishment of debt of $1.2 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2028 Notes would have otherwise matured on September 1, 2028.

2027 Notes

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

The indenture relating to the 2027 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2027 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2027 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities. The fair value, based on a DCF analysis, of the 2027 Notes as of December 31, 2025 was $48.3 million. We consider the 2027 Notes to be Level 3 within the ASC 820 fair value hierarchy.

2026 Notes

In December 2020, we completed an offering of $100.0 million aggregate principal amount of 5.125% Notes due 2026 (the “2026 Notes”) for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. On October 31, 2025, we voluntarily redeemed the 2026 Notes with an aggregate principal amount outstanding of $150.0 million. In connection with the voluntary redemption of the 2026 Notes, we incurred a loss on extinguishment of debt of $0.2 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2026 Notes would have otherwise matured on January 31, 2026.
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

The Series A Preferred Stock is currently being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated November 22, 2024, and a base prospectus dated January 17, 2024. As of December 31, 2025, we had a remaining capacity to sell up to an additional 4,697,923 of Series A Preferred Shares under the Dealer Manager Agreement.

During the three months ended December 31, 2025 and 2024, we sold 440,665 and 100,394 shares of Series A Preferred Stock, respectively, for gross proceeds of $11.0 million and $2.5 million, respectively, and net proceeds of $9.9 million and $2.2 million, respectively. During the three months ended December 31, 2025, we redeemed 4,040 shares of Series A Preferred Stock for a total gross cost of $0.1 million. There were no redemptions of Series A Preferred Stock during the three months ended December 31, 2024. There were 1,302,077 and 865,452 shares of Series A Preferred Stock outstanding as of December 31, 2025 and September 30, 2025, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Series A Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $0.5 million and $0.2 million during the three months ended December 31, 2025 and 2024, respectively.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of December 31, 2025 was 203.6%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We paid cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the three months ended December 31, 2025 and 2024.
NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Common Stock At-the-Market Offerings

In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the three months ended December 31, 2024, we sold 99,265 shares of our common stock under the 2024 ATM Program, at a weighted-average price of $24.90 per share and raised $2.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $2.4 million. There were no shares sold under the 2024 ATM Program during the three months ended December 31, 2025. As of December 31, 2025, we had a remaining capacity to sell up to an additional $129.4 million of our common stock under the 2024 ATM Program.

Shelf Registration Statement

Our 2024 Registration Statement, which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of December 31, 2025, we had the ability to issue up to $508.3 million in securities under the 2024 Registration Statement.

NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Numerator: basic net increase (decrease) in net assets resulting from operations per common share	$5,454	$26,975
Denominator: basic weighted average common share	22,593,069	22,311,501
Basic net increase (decrease) in net assets resulting from operations per common share	$0.24	$1.21
Numerator for basic net increase (decrease) in net assets resulting from operations per common share	$5,454	$26,975
Adjustment for interest and amortization on 2030 Convertible Notes	2,529	—
Numerator for diluted net increase (decrease) in net assets resulting from operations per common share	$7,983	$26,975
Denominator for basic weighted average common shares	22,593,069	22,311,501
Adjustment for dilutive effect of 2030 Convertible Notes	5,771,806	—
Denominator for diluted weighted average common shares	28,364,875	22,311,501
Diluted net increase (decrease) in net assets resulting from operations per common share(A)	$0.24	$1.21
(A)    In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three months ended December 31, 2025, there was anti-dilution. For the three months ended December 31, 2024, there was no anti-dilution.
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
For the calendar year ended December 31, 2025, 93.7% of distributions to common stockholders were deemed to be paid from ordinary income and 6.3% were deemed to be paid from capital gains for 1099 stockholder reporting purposes. For the calendar year ended December 31, 2024, 83.1% of distributions to common stockholders were deemed to be paid from ordinary income and 16.9% were deemed to be paid from capital gains for 1099 stockholder reporting purposes.
We paid the following monthly distributions to common stockholders for the three months ended December 31, 2025 and 2024:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2026	October 14, 2025	October 24, 2025	October 31, 2025	$0.15
	October 14, 2025	November 17, 2025	November 26, 2025	0.15
	October 14, 2025	December 22, 2025	December 31, 2025	0.15
	Three Months Ended December 31, 2025:			$0.45

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2025	October 8, 2024	October 22, 2024	October 31, 2024	$0.165
	October 8, 2024	November 20, 2024	November 29, 2024	0.165
	November 12, 2024	December 4, 2024	December 18, 2024(A)	0.400
	October 8, 2024	December 20, 2024	December 31, 2024	0.165
	Three Months Ended December 31, 2024:			$0.895
(A)    Represents a supplemental distribution to common stockholders.

Aggregate distributions declared and paid to our common stockholders were approximately $10.2 million and $20.0 million for the three months ended December 31, 2025 and 2024, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2025, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
For the three months ended December 31, 2025 and the fiscal year ended September 30, 2025, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Three Months Ended December 31, 2025	Year Ended September 30, 2025
Undistributed net investment income	$(1,665)	$(946)
Accumulated net realized gain (loss)	1,667	1,053
Capital in excess of par value	(2)	(107)
NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of December 31, 2025 and September 30, 2025, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million as of December 31, 2025 and September 30, 2025.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of December 31, 2025 and September 30, 2025 to be immaterial.

The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of December 31, 2025 and September 30, 2025, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	December 31, 2025	September 30, 2025
Unused line of credit commitments(A)	$48,867	$54,553
Delayed draw term loans(A)	20,850	11,000
Uncalled capital commitment	—	843
Total	$69,717	$66,396
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.
NOTE 11. FINANCIAL HIGHLIGHTS

	Three Months Ended December 31,
	2025	2024
Per Common Share Data:
Net asset value at beginning of period(A)	$21.34	$21.18
Income from operations(B)
Net investment income	0.50	0.50
Net realized and unrealized gain (loss) on investments	(0.18)	0.71
Net realized and unrealized gain (loss) on other	(0.06)	—
Preferred stock dividends	(0.02)	—
Total from operations	0.24	1.21
Distributions to common stockholders from(B)(C)
Net investment income	(0.42)	(0.50)
Realized gains	(0.03)	(0.40)
Total distributions	(0.45)	(0.90)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.02
Total capital share transactions	—	0.02
Net asset value at end of period(A)	$21.13	$21.51
Per common share market value at beginning of period	$21.87	$24.05
Per common share market value at end of period	20.66	28.44
Total return(E)	(3.43)%	22.22%
Common stock outstanding at end of period(A)	22,593,069	22,329,852
Statement of Assets and Liabilities Data:
Net assets at end of period	$477,322	$480,316
Average net assets(F)	482,071	479,320
Senior Securities Data:
Borrowings under line of credit, at cost	213,200	61,500
Preferred Stock	32,552	11,258
Notes Payable	199,500	257,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	10.99%	8.96%
Ratio of net investment income to average net assets – annualized(I)	9.35%	9.37%
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.17% and 12.77% for the three months ended December 31, 2025 and 2024, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.22% and 5.61% for the three months ended December 31, 2025 and 2024, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity

In January 2026, our $42.8 million debt investment in Vet's Choice Radiology LLC paid off at par. We also received a $0.9 million prepayment penalty in conjunction with the payoff.

In January 2026, we invested $6.0 million in IMX Power Holdings Inc. (“IMX”) through secured first lien debt. We also extended IMX a $1.5 million line of credit commitment and a $3.0 million delayed draw term loan commitment, both of which were unfunded at close.

Revolving Line of Credit

On February 3, 2026, we, through Business Loan, entered into Amendment No. 11 to the Credit Facility to increase the total commitment by $25.0 million.

Distributions and Dividends
On January 13, 2026, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
January 23, 2026	January 30, 2026	$0.15
February 18, 2026	February 27, 2026	0.15
March 23, 2026	March 31, 2026	0.15
	Total for the Quarter:	$0.45

Record Date	Payment Date	Distribution per Series A Preferred Stock
January 27, 2026	February 5, 2026	$0.130208
February 24, 2026	March 5, 2026	0.130208
March 25, 2026	April 3, 2026	0.130208
	Total for the Quarter:	$0.390624

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All statements contained herein, other than historical facts, may constitute “forward-looking statements.” These statements may relate to, among other things, our future operating results, our business prospects and the prospects of our portfolio companies, actual and potential conflicts of interest with Gladstone Management Corporation (the “Adviser”), our investment adviser, and its affiliates, the use of borrowed money to finance our investments, the adequacy of our financing sources and working capital, and our ability to co-invest, among other factors. In some cases, you can identify forward-looking statements by terminology such as “estimate,” “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” “could,” “growth,” “plan,” “project,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative or variations of such terms or comparable terminology. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include: (1) changes in the economy and the capital markets, including stock price volatility, inflation, elevated interest rates, geopolitical conflicts, tariffs and trade wars and risks of recession; (2) risks associated with negotiation and consummation of pending and future transactions; (3) the loss of one or more of our executive officers, in particular David Gladstone or Robert L. Marcotte; (4) changes in our investment objectives and strategy; (5) availability, terms (including the possibility of interest rate volatility) and deployment of capital; (6) changes in our industry, interest rates, exchange rates or the general economy; (7) our business prospects and the prospects of our portfolio companies; (8) the degree and nature of our competition; (9) changes in governmental regulation, tax rates and similar matters; (10) our ability to exit investments in a timely manner; (11) our ability to maintain our qualification as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”); and (12) those factors described herein, including Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K (our “Annual Report”) for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 17, 2025. We caution readers not to place undue reliance on any such forward-looking statements. Actual results could differ materially from those anticipated in our forward-looking statements and future results could differ materially from historical performance. We have based forward-looking statements on information available to us on the date of this report. Except as required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Quarterly Report on Form 10-Q. Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we have filed or in the future may file with the SEC from time to time, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.
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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of December 31, 2025, our investment portfolio was made up of approximately 90.9% debt investments and 9.1% equity investments, at cost.
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
During the three months ended December 31, 2025, we invested $37.8 million in two new portfolio companies and extended $61.3 million in investments to existing portfolio companies. In addition, we exited three portfolio companies during the three months ended December 31, 2025. We received a total of $52.8 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the three months ended December 31, 2025. Our overall portfolio consists of 54 portfolio companies as of December 31, 2025 and increased by $49.4 million at cost since September 30, 2025. From our initial public offering in August 2001 through December 31, 2025, we have made 715 different loans to, or investments in, 294 companies for a total of approximately $3.3 billion, before giving effect to principal repayments on investments and divestitures.
During the three months ended December 31, 2025, the following significant transactions occurred:

•In October 2025, we invested $11.0 million in Total Access Elevator, LLC (“Total Access”), an existing portfolio company, through secured first lien debt. We also extended Total Access a new $9.85 million delayed draw term loan commitment, which was unfunded at close.
•In October 2025, our $28.1 million debt investment in Leadpoint Business Services, LLC paid off at par. We also received a $0.3 million prepayment penalty in conjunction with the payoff.
•In October 2025, the sale of our remaining common equity investment in Sokol & Company Holdings, LLC (“Sokol”) was completed, representing a return of our equity cost basis of $0.5 million and a realized gain of approximately $1.8 million.
•In October 2025, our $17.8 million debt investment in Sea Link International IRB, Inc. (“Sea Link”) paid off at par. We also received a $0.2 million exit fee in conjunction with the payoff. We continue to hold common and preferred equity in Sea Link.
•In November 2025, we invested $15.0 million in Turn Key Health Clinics, LLC (“Turn Key”), an existing portfolio company, through secured first lien debt. We also increased our existing line of credit commitment to Turn Key by $1.0 million to $5.0 million, which was unfunded at close.
•In November 2025, we invested $26.6 million in Sicilian Oven Restaurants LLC through secured first lien debt and preferred equity.
•In December 2025, we invested $30.0 million in RPM Freight Systems, LLC, an existing portfolio company, through secured second lien debt.
•In December 2025, we invested $11.3 million in Flexible Technology Solutions, LLC through secured second lien debt and preferred equity.

Refer to Note 12 — Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report for portfolio activity occurring subsequent to December 31, 2025.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2027, and currently have a total commitment amount of $340.0 million. During the quarter ended December 31, 2025, we sold 440,665 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) for gross proceeds of $11.0 million. In September 2025, we completed an offering of $149.5 million aggregate principal amount of our 5.875% Convertible Notes due 2030 (the “2030 Convertible Notes”). Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Preferred Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
Although we have been able to access the capital markets historically and in recent years, market conditions may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below net asset value (“NAV”) per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. On December 31, 2025, the closing market price of our common stock was $20.66 per share, a 2.2% discount to our December 31, 2025 NAV per share of $21.13.
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
As of December 31, 2025, our asset coverage on our “senior securities representing indebtedness” was 219.5% and our asset coverage on our “senior securities that are stock” was 203.6%.
Recent Developments
Distributions
On January 13, 2026, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
January 23, 2026	January 30, 2026	$0.15
February 18, 2026	February 27, 2026	0.15
March 23, 2026	March 31, 2026	0.15
	Total for the Quarter:	$0.45

Record Date	Payment Date	Distribution per Series A Preferred Stock
January 27, 2026	February 5, 2026	$0.130208
February 24, 2026	March 5, 2026	0.130208
March 25, 2026	April 3, 2026	0.130208
	Total for the Quarter:	$0.390624

RESULTS OF OPERATIONS
Comparison of the Three Months Ended December 31, 2025 to the Three Months Ended December 31, 2024

	Three Months Ended December 31,
	2025	2024	$ Change	% Change
INVESTMENT INCOME
Interest income	$23,896	$21,320	$2,576	12.1%
Other income	615	640	(25)	(3.9)
Total investment income	24,511	21,960	2,551	11.6
EXPENSES
Base management fee	3,909	3,552	357	10.1
Loan servicing fee	2,451	2,178	273	12.5
Incentive fee	2,699	2,704	(5)	(0.2)
Administration fee	519	474	45	9.5
Interest expense on line of credit and notes payable	5,928	4,743	1,185	25.0
Amortization of deferred financing costs	727	518	209	40.3
Other expenses	805	1,090	(285)	(26.1)
Expenses, before credits from Adviser	17,038	15,259	1,779	11.7
Credit to base management fee – loan servicing fee	(2,451)	(2,178)	(273)	12.5
Credits to fees from Adviser – other	(1,340)	(2,345)	1,005	(42.9)
Total expenses, net of credits	13,247	10,736	2,511	23.4
NET INVESTMENT INCOME	11,264	11,224	40	0.4
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	1,711	57,724	(56,013)	(97.0)
Net realized gain (loss) on other	(1,415)	90	(1,505)	NM
Net unrealized appreciation (depreciation) of investments	(5,638)	(41,892)	36,254	(86.5)
Net gain (loss) from investments and other	(5,342)	15,922	(21,264)	NM
PREFERRED STOCK DIVIDENDS	468	171	297	173.7
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,454	$26,975	$(21,521)	(79.8)%
NM - Not Meaningful

Investment Income
Interest income increased by 12.1% for the three months ended December 31, 2025, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended December 31, 2025 was $772.3 million, compared to $642.4 million for the three months ended December 31, 2024, an increase of $129.9 million, or 20.2%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 12.2% for the three months ended December 31, 2025, compared to 13.1% for the three months ended December 31, 2024, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of December 31, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.4% of the cost basis of all debt investments in our portfolio, and a fair value of $13.2 million, or 1.6% of the fair value of all debt investments in our portfolio. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio.

Success fee, dividend and other income decreased by 3.9% during the three months ended December 31, 2025, as compared to the prior year period, primarily due to a decrease in prepayment fees received period over period, partially offset by an increase in success fees received period over period.
As of each of December 31, 2025 and September 30, 2025, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $2.5 million, or 23.4%, for the three months ended December 31, 2025, as compared to the prior year period. This increase was primarily due to a $1.2 million increase in interest expense and a $1.1 million increase in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable increased by $1.2 million, or 25.0%, during the three months ended December 31, 2025, driven by an increase in the weighted average balance outstanding on our Credit Facility, partially offset by a decrease in the effective interest rate on our Credit Facility. Interest expense on our Credit Facility increased by $1.2 million due primarily to an increase in the weighted average balance outstanding which was $121.8 million during the three months ended December 31, 2025, as compared to $26.2 million in the prior year period, an increase of 364.9%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 8.1% during the three months ended December 31, 2025, compared to 19.1% during the prior year period. The decrease in the effective interest rate was driven primarily by a $0.3 million decrease in unused commitment fees on the undrawn portion of the Credit Facility and a decrease in interest rates on the drawn portion of the Credit Facility during the three months ended December 31, 2025.
The net base management fee earned by the Adviser increased by $1.1 million, or 77.7%, for the three months ended December 31, 2025, as compared to the prior year period, resulting from a decrease in credits to the base management fee from the Adviser for new deal origination fees period over period and an increase in average total assets subject to the base management fee period over period.
The income-based incentive fee was largely unchanged for the three months ended December 31, 2025 as compared to the prior year period. During the three months ended December 31, 2024, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.2 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. There were no such credits during the three months ended December 31, 2025.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended December 31,
	2025	2024
Average total assets subject to base management fee(A)(B)	$893,486	$811,886
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(C)	$3,909	$3,552
Portfolio company fee credit	(1,340)	(2,096)
Syndicated loan fee credit	—	(10)
Net Base Management Fee	$2,569	$1,446
Loan servicing fee(C)	2,451	2,178
Credit to base management fee - loan servicing fee(C)	(2,451)	(2,178)
Net Loan Servicing Fee	$—	$—
Incentive fee(C)	2,699	2,704
Incentive fee credit	—	(239)
Net Incentive Fee	$2,699	$2,465
Portfolio company fee credit	(1,340)	(2,096)
Syndicated loan fee credit	—	(10)
Incentive fee credit	—	(239)
Credits to Fees From Adviser - other(C)	$(1,340)	$(2,345)
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
Net Realized Gain (Loss) on Investments
For the three months ended December 31, 2025, we recorded a net realized gain on investments of $1.7 million, which resulted primarily from a $1.8 million realized gain recognized on the redemption of our equity investment in Sokol.
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

Net Realized Gain (Loss) on Other

During the three months ended December 31, 2025, we recorded net realized losses on other of $1.4 million, due to the write-off of unamortized deferred offering costs upon the redemption of our 5.125% 2026 Notes due 2026 (the “2026 Notes”) and 7.75% Notes due 2028 (the “2028 Notes”).

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended December 31, 2025, we recorded net unrealized depreciation of investments in the aggregate amount of $5.6 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended December 31, 2025 were as follows:

	Three Months Ended December 31, 2025
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Axios Industrial Group, LLC	$—	$663	$—	$663
RPM Freight Systems, LLC	—	591	—	591
Vet's Choice Radiology LLC	—	507	—	507
Alsay Incorporated	—	470	—	470
Sokol & Company Holdings, LLC	1,790	—	(1,790)	—
Encore Dredging Holdings, LLC	—	(1,101)	—	(1,101)
Lonestar EMS, LLC	—	(2,067)	—	(2,067)
Eegee Acquisition Corp.	—	(2,693)	—	(2,693)
Other, net (<$500)	(79)	132	(350)	(297)
Total:	$1,711	$(3,498)	$(2,140)	$(3,927)

The primary drivers of net unrealized depreciation of $5.6 million for the three months ended December 31, 2025 were the decline in the financial and operational performance of Eegee Acquisition Corp. and Lonestar EMS, LLC, and the reversal of unrealized appreciation recognized on our investment in Sokol.

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
Net cash used in operating activities for the three months ended December 31, 2025 was $33.8 million, as compared to net cash provided by operating activities of $24.0 million for the three months ended December 31, 2024. The change was primarily due to a decrease in principal repayments and net proceeds from sales period over period, partially offset by a decrease in purchases of investments period over period. Repayments and net proceeds from sales were $52.7 million during the three months ended December 31, 2025 compared to $165.4 million during the three months ended December 31, 2024. Purchases of investments were $99.2 million during the three months ended December 31, 2025, compared to $151.6 million during the three months ended December 31, 2024.

As of December 31, 2025, we had loans to or equity investments in 54 companies, with an aggregate cost basis of approximately $926.0 million. As of September 30, 2025, we had loans to or equity investments in 55 companies, with an aggregate cost basis of approximately $876.6 million.
The following table summarizes our total portfolio investment activity during the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024
Beginning investment portfolio, at fair value	$859,124	$796,260
New investments	37,828	107,159
Disbursements to existing portfolio companies	61,336	44,457
Scheduled principal repayments on investments	(1,855)	(2,211)
Unscheduled principal repayments on investments	(48,631)	(90,051)
Net proceeds from sale of investments	(2,273)	(73,081)
Net unrealized appreciation (depreciation) of investments	(3,498)	12,117
Reversal of prior period depreciation (appreciation) of investments on realization	(2,140)	(54,009)
Net realized gain (loss) on investments	1,711	57,724
Increase in investments due to PIK(A)	2,136	966
Net change in premiums, discounts and amortization	(826)	166
Investment Portfolio, at Fair Value	$902,912	$799,497
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of December 31, 2025:

		Amount
For the remaining nine months ending September 30:	2026(A)	$22,553
For the fiscal years ending September 30:	2027	130,873
	2028	200,051
	2029	146,569
	2030	239,554
	Thereafter	103,360
	Total contractual repayments	$842,960
	Adjustments to cost basis of debt investments	(1,401)
	Investments in equity securities	84,481
	Investments held as of December 31, 2025 at cost:	$926,040
(A)Includes debt investments with contractual principal amounts totaling $0.4 million for which the maturity date has passed as of December 31, 2025.
Financing Activities
Net cash provided by financing activities for the three months ended December 31, 2025 was $5.6 million, which consisted primarily of $213.2 million in net borrowings on our Credit Facility, partially offset by $207.0 million used in gross redemptions of long term debt.
Net cash used in financing activities for the three months ended December 31, 2024 was $24.4 million, which consisted primarily of $20.0 million in distributions to our common stockholders and $9.1 million in net repayments on our Credit Facility.

Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.15 per common share for each month during the three months ended December 31, 2025. In January 2026, our Board of Directors declared a monthly distribution of $0.15 per common share for each of January, February, and March 2026. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2026.

For the fiscal year ended September 30, 2025, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
The characterization of the common stockholder distributions declared and paid for the fiscal year ending September 30, 2026 will be determined at fiscal year end, based upon our investment company taxable income for the full fiscal year and distributions paid during the full fiscal year. Such a characterization made on a quarterly basis may not be representative of the actual full fiscal year characterization.

Preferred Stock Dividends

We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the three months ended December 31, 2025. In January 2026, our Board of Directors declared monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each of January, February, and March 2026. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of December 31, 2025, we had the ability to issue up to an additional $508.3 million in securities under the registration statement.

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

Preferred Stock

We anticipate issuing preferred stock through our affiliated dealer manager. In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share. Pursuant to the Dealer Manager Agreement, the offering will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold.
Revolving Line of Credit
On May 13, 2021, we, through Business Loan, entered into a ninth amended and restated credit agreement with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto (the “Credit Facility”). On November 25, 2025, we, through Business Loan, entered into Amendment No. 10 to the Credit Facility to increase the total commitment by $20.0 million.
As of December 31, 2025, our Credit Facility had a total commitment amount of $340.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027, and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of December 31, 2025 and September 30, 2025.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after May 13, 2021, which equates to $483.0 million as of December 31, 2025, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of December 31, 2025, and as defined in our Credit Facility, we had a net worth of $668.1 million, asset coverage on our “senior securities representing indebtedness” of 219.5%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 36 obligors in our Credit Facility’s borrowing base as of December 31, 2025. As of December 31, 2025, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
Notes Payable
In September 2025, we completed an offering of $149.5 million aggregate principal amount of 2030 Convertible Notes for net proceeds of approximately $142.8 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2030 Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Convertible Notes bear interest at a rate of 5.875% per year. Interest is payable semi-annually in arrears on April 1 and October 1 of each year beginning April 1, 2026 (which equates to approximately $8.8 million per year).

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
In August 2023, we completed an offering of $57.0 million aggregate principal amount of the 2028 Notes for net proceeds of approximately $55.1 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2028 Notes traded under the ticker symbol “GLADZ” on the Nasdaq Global Select Market. On October 15, 2025, we voluntarily redeemed the 2028 Notes with an aggregate principal amount outstanding of $57.0 million. In connection with the voluntary redemption of the 2028 Notes, we incurred a loss on extinguishment of debt of $1.2 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2028 Notes would have otherwise matured on September 1, 2028.

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

In December 2020, we completed an offering of $100.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $97.7 million after deducting underwriting discounts, commissions and offering expenses borne by us. In March 2021, we completed an offering of an additional $50.0 million aggregate principal amount of the 2026 Notes for net proceeds of approximately $50.6 million after adding premiums and deducting underwriting costs, commissions and offering expenses borne by us. On October 31, 2025, we voluntarily redeemed the 2026 Notes with an aggregate principal amount outstanding of $150.0 million. In connection with the voluntary redemption of the 2026 Notes, we incurred a loss on extinguishment of debt of $0.2 million, which is primarily comprised of the unamortized deferred issuance costs at the time of redemption. The 2026 Notes would have otherwise matured on January 31, 2026.
The indenture relating to the 2027 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2027 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of December 31, 2025 and September 30, 2025, we had off-balance sheet success fee receivables on our accruing debt investments of $6.2 million and $6.0 million (or approximately $0.27 per common share and $0.27 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of December 31, 2025 and September 30, 2025 to be immaterial.
The following table shows our contractual obligations as of December 31, 2025, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$213,200	$—	$213,200
Notes Payable	—	50,000	149,500	—	199,500
Interest expense on debt obligations(C)	24,905	46,685	27,243	—	98,833
Total	$24,905	$96,685	$389,943	$—	$511,533
(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $69.7 million, at cost, as of December 31, 2025.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2030 Convertible Notes, and 2027 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of December 31, 2025.

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
The Adviser risk rates all of our investments in debt securities. The Adviser does not risk rate our equity securities. For loans that have been rated by an SEC registered Nationally Recognized Statistical Rating Organization (“NRSRO”), the Adviser generally uses the average of two corporate level NRSRO’s risk ratings for such security. For all other debt securities, the Adviser uses a proprietary risk rating system. While the Adviser seeks to mirror the NRSRO systems, we cannot provide any assurance that the Adviser’s risk rating system will provide the same risk rating as an NRSRO would for these securities. The Adviser’s risk rating system is used to estimate the probability of default on debt securities and the expected loss if there is a default. The Adviser’s risk rating system uses a scale of 0 to >10, with >10 being the lowest probability of default. It is the Adviser’s understanding that most debt securities of medium-sized companies do not exceed the grade of BBB on an NRSRO scale, so there would be no debt securities in the middle market that would meet the definition of AAA, AA or A. Therefore, the Adviser’s scale begins with the designation >10 as the best risk rating which may be equivalent to a BBB from an NRSRO; however, no assurance can be given that a >10 on the Adviser’s scale is equal to a BBB or Baa2 on an NRSRO scale. The Adviser’s risk rating system covers both qualitative and quantitative aspects of the business and the securities we hold.
The following table reflects risk ratings for all loans in our portfolio as of December 31, 2025 and September 30, 2025.

Rating	As of December 31, 2025	As of September 30, 2025
Highest	10.0	10.0
Average	7.4	7.4
Weighted Average	7.7	8.0
Lowest	3.0	3.0
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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of December 31, 2025, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	88.6%
Fixed rates	11.4%
Total:	100.0%

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of December 31, 2025 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations(B)
Up 150 basis points	$11,095	$3,198	$7,897
Up 100 basis points	7,387	2,132	5,255
Up 50 basis points	3,694	1,066	2,628
Down 50 basis points	(3,694)	(1,066)	(2,628)
Down 100 basis points	(7,242)	(2,132)	(5,110)
Down 150 basis points	(10,626)	(3,198)	(7,428)
(A)Illustrates the potential impact of changes in market rates as compared to one-month SOFR of 3.69% as of December 31, 2025.
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

ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of December 31, 2025 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS.
Our business is subject to certain risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. For a discussion of these risks, please refer to the section captioned “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC on November 17, 2025. The risks described in our annual report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1
Amendment No. 10 to Sixth Amended and Restated Credit Agreement, dated as of November 25, 2025 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

10.2
Amendment No. 11 to Sixth Amended and Restated Credit Agreement, dated as of February 3, 2026 by and among Gladstone Business Loan, LLC, as Borrower, Gladstone Management Corporation, as Servicer, KeyBank National Association, as administrative agent, swingline lender, managing agent and lead arranger and certain other lenders party thereto.*

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at December 31, 2025.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
______________________
* Filed herewith
+ Furnished herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of December 31, 2025 and September 30, 2025, (ii) the Consolidated Statements of Operations for the three months ended December 31, 2025 and 2024, (iii) the Consolidated Statements of Changes in Net Assets for the three months ended December 31, 2025 and 2024, (iv) the Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024, (v) the Consolidated Schedules of Investments as of December 31, 2025 and September 30, 2025, and (vi) the Notes to Consolidated Financial Statements.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 4, 2026