Form 10-Q
period 2026-06-30
GLADSTONE CAPITAL CORP
filed 2026-08-04
CIK 1143513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one):

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of the issuer’s common stock, $0.001 par value per share, outstanding as of August 3, 2026 was 22,593,069.

GLADSTONE CAPITAL CORPORATION

Part I. Financial information
Item I Financial Statements (Unaudited)
GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	June 30, 2026	September 30, 2025
ASSETS
Investments, at fair value:
Non-Control/Non-Affiliate investments (Cost of $766,189 and $685,195, respectively)	$788,021	$696,317
Affiliate investments (Cost of $57,151 and $58,446, respectively)	55,039	53,911
Control investments (Cost of $145,321 and $132,973, respectively)	110,266	108,896
Cash	209	596
Cash equivalents	2,141	31,774
Interest receivable, net	6,025	5,702
Due from administrative agent	3,107	4,791
Deferred financing costs, net	1,455	1,951
Other assets, net	3,854	3,659
TOTAL ASSETS	$970,117	$907,597
LIABILITIES
Line of credit at fair value (Cost of $177,500 and $0, respectively)	$177,500	$—
Notes payable, net of unamortized deferred financing costs and discounts of $7,117 and $8,644, respectively	252,383	397,856
Accounts payable and accrued expenses	1,380	1,188
Interest payable	3,523	3,141
Fees due to Adviser(A)	3,014	2,921
Fee due to Administrator(A)	956	610
Other liabilities	621	459
TOTAL LIABILITIES	$439,377	$406,175
Commitments and contingencies(B)
Preferred stock, $0.001 par value per share, 6,000,000 and 6,000,000 shares authorized, respectively, and 2,012,911 and 865,452 shares issued and outstanding, respectively	$45,023	$19,387
NET ASSETS
Common stock, $0.001 par value per share, 44,000,000 and 44,000,000 shares authorized, respectively, and 22,593,069 and 22,593,069 shares issued and outstanding, respectively	$45	$45
Capital in excess of par value	501,624	501,628
Total distributable loss(C)	(15,952)	(19,638)
TOTAL NET ASSETS	$485,717	$482,035
NET ASSET VALUE PER COMMON SHARE	$21.50	$21.34
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
INVESTMENT INCOME
Interest income
Non-Control/Non-Affiliate investments	$19,797	$17,596	$56,087	$57,499
Affiliate investments	853	—	2,628	—
Control investments	2,145	1,765	6,978	2,650
Cash and cash equivalents	34	161	217	368
Total interest income (excluding PIK interest income)	22,829	19,522	65,910	60,517
PIK interest income
Non-Control/Non-Affiliate investments	854	833	3,698	2,496
Control investments	611	498	1,778	498
Total PIK interest income	1,465	1,331	5,476	2,994
Total interest income	24,294	20,853	71,386	63,511
Dividend income
Non-Control/Non-Affiliate investments	—	290	1,823	290
Affiliate investments	89	79	267	105
Total dividend income	89	369	2,090	395
Prepayment fee income
Non-Control/Non-Affiliate investments	18	396	1,154	1,054
Other income	94	39	368	226
Total investment income	24,495	21,657	74,998	65,186
EXPENSES
Base management fee(A)	4,118	3,346	12,037	10,339
Loan servicing fee(A)	2,697	2,154	7,661	6,610
Incentive fee(A)	2,569	2,594	8,080	7,705
Administration fee(A)	514	464	1,555	1,400
Interest expense	6,460	4,451	18,203	14,213
Amortization of deferred financing costs and discounts	745	609	2,168	1,654
Professional fees	230	238	925	733
Other general and administrative expenses	457	440	1,545	1,649
Expenses, before credits from Adviser	17,790	14,296	52,174	44,303
Credit to base management fee - loan servicing fee(A)	(2,697)	(2,154)	(7,661)	(6,610)
Credits to fees from Adviser - other(A)	(1,603)	(1,779)	(3,622)	(6,270)
Total expenses, net of credits	13,490	10,363	40,891	31,423
NET INVESTMENT INCOME	11,005	11,294	34,107	33,763
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss):
Non-Control/Non-Affiliate investments	—	(3,708)	1,498	61,718
Affiliate investments	—	—	—	—
Control investments	—	—	—	—
Other	(20)	88	(1,792)	182
Total net realized gain (loss)	(20)	(3,620)	(294)	61,900
Net unrealized appreciation (depreciation):
Non-Control/Non-Affiliate investments	4,243	15,208	10,710	(34,413)
Affiliate investments	1,948	662	2,423	4,156
Control investments	(3,177)	(15,904)	(10,978)	(21,583)
Other	—	49	—	—
Total net unrealized appreciation (depreciation)	3,014	15	2,155	(51,840)
Net realized and unrealized gain (loss)	2,994	(3,605)	1,861	10,060
PREFERRED STOCK DIVIDENDS	729	241	1,785	603
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,270	$7,448	$34,183	$43,220
BASIC AND DILUTED PER COMMON SHARE:
Net investment income - basic	$0.49	$0.50	$1.51	$1.50
Net increase (decrease) in net assets from operations - basic	$0.59	$0.33	$1.51	$1.93
Net increase (decrease) in net assets from operations - diluted	$0.56	$0.33	$1.47	$1.93
WEIGHTED AVERAGE SHARES OF COMMON STOCK OUTSTANDING:
Basic	22,593,069	22,329,852	22,593,069	22,323,668
Diluted	28,364,875	22,329,852	28,364,875	22,323,668
(A) Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	2026	2025
NET ASSETS, SEPTEMBER 30	$482,035	$470,895
OPERATIONS
Net investment income	11,264	11,224
Net realized gain (loss) on investments	1,711	57,724
Net realized gain (loss) on other	(1,415)	90
Net unrealized appreciation (depreciation) of investments	(5,638)	(41,892)
Preferred stock dividends	(468)	(171)
Net increase (decrease) in net assets resulting from operations	5,454	26,975
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.42 per share and $0.50 per share, respectively)(A)	(9,450)	(11,053)
Distributions to common stockholders from realized gains ($0.03 per share and $0.40 per share, respectively)(A)	(717)	(8,932)
Net decrease in net assets from distributions	(10,167)	(19,985)
CAPITAL TRANSACTIONS
Issuance of common stock	—	2,471
Discounts, commissions and offering costs for issuance of common stock	—	(40)
Net increase (decrease) in net assets resulting from capital transactions	—	2,431
NET INCREASE (DECREASE) IN NET ASSETS	(4,713)	9,421
NET ASSETS, DECEMBER 31	$477,322	$480,316
OPERATIONS
Net investment income	11,838	11,245
Net realized gain (loss) on investments	(213)	7,702
Net realized gain (loss) on other	(357)	4
Net unrealized appreciation (depreciation) of investments	4,779	(9,914)
Net unrealized (appreciation) depreciation of other	—	(49)
Preferred stock dividends	(588)	(191)
Net increase (decrease) in net assets resulting from operations	15,459	8,797
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.45 per share and $0.50 per share, respectively)(A)	(10,167)	(11,054)
Distributions to common stockholders from realized gains ($0.00 per share and $0.00 per share, respectively)(A)	—	—
Net decrease in net assets from distributions	(10,167)	(11,054)
NET INCREASE (DECREASE) IN NET ASSETS	5,292	(2,257)
NET ASSETS, MARCH 31	$482,614	$478,059
OPERATIONS
Net investment income	11,005	11,294
Net realized gain (loss) on investments	—	(3,708)
Net realized gain (loss) on other	(20)	88
Net unrealized appreciation (depreciation) of investments	3,014	(34)
Net unrealized (appreciation) depreciation of other	—	49
Preferred stock dividends	(729)	(241)
Net increase (decrease) in net assets resulting from operations	13,270	7,448
DISTRIBUTIONS
Distributions to common stockholders from net investment income ($0.45 per share and $0.49 per share, respectively)(A)	(10,167)	(11,053)
Distributions to common stockholders from realized gains ($0.00 per share and $0.00 per share, respectively)(A)	—	—
Net decrease in net assets from distributions	(10,167)	(11,053)
NET INCREASE (DECREASE) IN NET ASSETS	3,103	(3,605)
NET ASSETS, JUNE 30	$485,717	$474,454
(A)Refer to Note 9 – Distributions to Common Stockholders in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
(UNAUDITED)

	Nine Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net increase (decrease) in net assets resulting from operations	$34,183	$43,220
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchase of investments	(224,814)	(270,163)
Principal repayments on investments	136,233	239,258
Net proceeds from sale of investments	2,651	89,746
Increase in investments due to PIK interest or other	(5,659)	(2,940)
Net change in premiums, discounts and amortization	633	(841)
Net realized loss (gain) on investments	(1,498)	(61,718)
Net realized loss (gain) on other	1,792	(182)
Net unrealized depreciation (appreciation) of investments	(2,155)	51,840
Amortization of deferred financing costs	2,168	1,654
Changes in assets and liabilities:
Decrease (increase) in interest receivable, net	(323)	(125)
Decrease (increase) in funds due from administrative agent	1,684	956
Decrease (increase) in other assets, net	(193)	582
Increase (decrease) in accounts payable and accrued expenses	192	(406)
Increase (decrease) in interest payable	382	1,210
Increase (decrease) in fees due to Adviser(A)	93	(1,410)
Increase (decrease) in fee due to Administrator(A)	346	438
Increase (decrease) in other liabilities	162	26
Net cash provided by (used in) operating activities	(54,123)	91,145
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	381,000	212,000
Repayments on line of credit	(203,500)	(255,100)
Proceeds from issuance of long term debt	60,000	—
Redemption of long term debt	(207,000)	—
Financing costs	(1,532)	(2,058)
Proceeds from issuance of common stock	—	2,471
Proceeds from issuance of preferred stock	26,415	6,671
Redemption of preferred stock	(779)	—
Commissions and offering costs for issuance of common stock	—	(37)
Distributions paid to common stockholders	(30,501)	(42,092)
Net cash provided by (used in) financing activities	24,103	(78,145)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,020)	13,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	32,370	2,304
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,350	$15,304
CASH PAID FOR INTEREST	$17,821	$13,003
NON-CASH ACTIVITIES	$—	$—
(A)Refer to Note 4—Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2026 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 162.2%
Secured First Lien Debt – 113.5%
Beverage, Food, and Tobacco – 7.1%
Sicilian Oven Restaurants LLC – Term Debt (S + 6.4%, 10.1% Cash, Due 11/2030)(C)(H)	$22,790	$22,790	$23,171
Wings ‘N More Restaurants LLC – Line of Credit, $1,500 available (S + 8.3%, 11.9% Cash, Due 11/2029)(C)	—	—	—
Wings ‘N More Restaurants LLC – Term Debt (S + 8.3%, 10.9% Cash, 1.0% PIK, Due 11/2029)(C)	10,509	10,427	10,719
Wings ‘N More Restaurants LLC – Delayed Draw Term Loan, $9,250 available (S + 8.3%, 11.9% Cash, Due 11/2029)(C)	750	750	765
		33,967	34,655
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 11.7% Cash, Due 9/2026)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 11.7% Cash, Due 9/2026)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 37.4%
IMX Power Holdings Inc. – Line of Credit, $1,000 available (11.0% Cash, Due 1/2031)(C)(F)	500	500	495
IMX Power Holdings Inc. – Term Debt (11.0% Cash, Due 1/2031)(C)(F)	6,000	6,000	5,935
IMX Power Holdings Inc. – Delayed Draw Term Loan, $3,000 available (11.0% Cash, Due 1/2031)(C)(F)	—	—	—
NeoGraf Solutions LLC – Line of Credit, $3,500 available (S + 7.0%, 10.7% Cash, Due 1/2028)(C)	1,000	1,000	1,000
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 10.7% Cash, Due 1/2028)(C)	27,263	27,263	27,263
OCI, LLC – Term Debt (S + 7.5%, 11.2% Cash, Due 5/2028)(C)	32,000	32,000	32,000
OneSource HoldCo, LLC – Line of Credit, $1,000 available (11.5% Cash, Due 4/2031)(C)(F)	1,000	1,000	1,000
OneSource HoldCo, LLC – Term Debt (11.5% Cash, Due 4/2031)(C)(F)	12,500	12,500	12,500
SPC Excelus Holdings Inc. – Line of Credit, $4,000 available (S + 6.8%, 10.4% Cash, Due 5/2031)(C)	—	—	—
SPC Excelus Holdings Inc. – Term Debt (9.8% Cash, 3.2% PIK, Due 5/2031)(C)(F)	11,493	11,493	11,493
SWECO Worldwide, Inc. – Line of Credit, $6,000 available (S + 6.5%, 10.2% Cash, Due 4/2031)(C)	—	—	—
SWECO Worldwide, Inc. – Term Debt (S + 6.5%, 10.2% Cash, Due 4/2031)(C)	30,500	30,500	30,500
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.2% Cash, Due 4/2027)(C)	12,497	12,497	12,558
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.2% Cash, Due 12/2026)(C)	517	517	517
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.2% Cash, Due 4/2027)(C)	125	125	125
Torrent Photonics Holdco LLC – Delayed Draw Term Loan, $500 available (12.0% Cash, Due 9/2026)(C)(F)	750	750	750
Unirac Holdings, Inc. – Line of Credit, $1,778 available (S + 6.5%, 10.2% Cash, Due 9/2027)(C)	444	444	444
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.2% Cash, Due 9/2027)(C)	1,025	1,025	1,025
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.2% Cash, Due 9/2027)(C)	13,763	13,652	13,763
Viron International Corp.(L) – Term Debt (S + 7.0%, 10.7% Cash, Due 2/2030)(C)	16,950	16,950	17,018
Viva Railings, LLC – Line of Credit, $4,000 available (S + 6.4%, 10.0% Cash, Due 11/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 6.4%, 10.0% Cash, Due 11/2027)(C)	13,439	13,439	13,439
		181,655	181,825
Diversified/Conglomerate Service – 22.8%
Axios Industrial Group, LLC – Term Debt (S + 11.6%, 15.3% Cash, Due 10/2027)(C)	17,662	17,662	17,662
Axios Industrial Group, LLC – Term Debt (20.0% PIK, Due 10/2027)(C)(F)	2,956	2,956	2,956
MASSiv Brands, LLC – Term Debt (10.0% Cash, 5.0% PIK, Due 7/2030)(C)(F)	26,284	26,284	25,922
Quality Environmental Midco, Inc. – Line of Credit, $2,500 available (12.8% Cash, Due 11/2028)(C)(F)	500	500	505
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	13,083	13,083	13,213
RF Technologies, LLC – Line of Credit, $3,500 available (S + 6.7%, 10.3% Cash, Due 6/2030)(C)	—	—	—
RF Technologies, LLC – Term Debt (S + 6.7%, 10.3% Cash, Due 6/2030)(C)	12,569	12,569	12,264
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2026 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	17,500	17,500	17,675
Total Access Elevator, LLC – Delayed Draw Term Loan, $0 available (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	1,600	1,600	1,616
Total Access Elevator, LLC – Delayed Draw Term Loan, $9,850 available (S + 6.3%, 9.9% Cash, Due 4/2029)(C)	—	—	—
WorkforceQA, LLC – Line of Credit, $2,000 available (S + 6.5%, 10.2% Cash, Due 12/2029)(C)	—	—	—
WorkforceQA, LLC – Term Debt (S + 6.5%, 10.2% Cash, Due 12/2029)(C)	18,463	18,368	18,708
		110,522	110,521

Ecological – 3.7%
Clean Water Environmental Services, Inc. – Term Debt (S + 7.3%, 11.0% Cash, Due 2/2031)(C)(H)(L)	18,000	18,000	18,201
Healthcare, Education, and Childcare – 30.7%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.3%, 9.9% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.3%, 9.9% Cash, Due 12/2028)(C)	30,360	30,360	30,360
ALS Education, LLC – Delayed Draw Term Loan, $6,000 available (S + 6.3%, 9.9% Cash, Due 12/2028)(C)	—	—	—
Altior Healthcare, LLC – Term Debt (S + 6.5%, 10.2% Cash, Due 5/2030)(C)	46,000	46,000	46,460
Ascendia Autism Care Partners LLC – Line of Credit, $1,500 available (S + 8.5%, 12.2% Cash, Due 6/2031)(C)	—	—	—
Ascendia Autism Care Partners LLC – Term Debt (S + 8.5%, 12.2% Cash, Due 6/2031)(C)	3,500	3,500	3,500
Ascendia Autism Care Partners LLC – Delayed Draw Term Loan, $3,500 available (S + 8.5%, 12.2% Cash, Due 6/2031)(C)	—	—	—
Freedom Dental Management, Inc. – Term Debt (S + 7.5%, 11.2% Cash, Due 6/2030)(C)	15,000	15,000	15,150
HH-Inspire Acquisition, Inc. – Line of Credit, $0 available (S + 9.5%, 11.7% Cash, 1.5% PIK, Due 4/2028)(C)	1,887	1,887	1,801
HH-Inspire Acquisition, Inc. – Term Debt (S + 9.5%, 11.7% Cash, 1.5% PIK, Due 4/2028)(C)	19,961	19,898	19,050
Turn Key Health Clinics, LLC – Line of Credit, $5,000 available (S + 6.8%, 10.4% Cash, Due 11/2030)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 6.8%, 10.4% Cash, Due 11/2030)(C)	32,500	32,500	32,978
		149,145	149,299
Home and Office Furnishings, Housewares and Durable Consumer Products – 7.2%
Foodservices Brand Group, LLC – Line of Credit, $5,000 available (S + 6.5%, 10.2% Cash, Due 8/2029)(C)	5,000	5,000	5,024
Foodservices Brand Group, LLC – Term Debt (S + 6.5%, 10.2% Cash, Due 8/2029)(C)	29,625	29,625	29,769
		34,625	34,793
Machinery – 3.4%
Arc Drilling Holdings LLC – Line of Credit, $4,250 available (S + 7.0%, 10.7% Cash, Due 9/2029)(C)	750	750	750
Arc Drilling Holdings LLC – Term Debt (S + 7.0%, 10.7% Cash, Due 9/2029)(C)	15,700	15,700	15,857
		16,450	16,607
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	1,320	1,320	543
B+T Group Acquisition, Inc.(L) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	450	450	185
B+T Group Acquisition, Inc.(L) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	6,000	6,000	2,469
		7,770	3,197
Total Secured First Lien Debt		$554,489	$551,453
Secured Second Lien Debt – 34.7%
Beverage, Food, and Tobacco – 5.1%
Dutch Gold Honey, Inc.(L) – Term Debt (S + 7.5%, 11.2% Cash, Due 8/2030)(C)	$24,300	$24,300	$24,785
Cargo Transportation – 10.3%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 11.3% Cash, Due 11/2029)(C)	50,000	49,469	50,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2026 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Diversified/Conglomerate Manufacturing – 10.3%
Incodema3D Holdings, Inc. – Term Debt (10.0% Cash, 2.0% PIK, Due 9/2031)(C)(F)	10,049	10,049	10,148
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,442	2,442	2,509
Springfield, Inc. – Term Debt (S + 11.1%, 14.8% Cash, Due 5/2031)(C)	30,000	29,722	30,000
Tube Bending Technology, LLC – Term Debt (12.5% Cash, Due 6/2027)(C)(F)	7,500	7,500	7,500
		49,713	50,157
Diversified/Conglomerate Service – 1.8%
Flexible Technology Solutions, LLC – Term Debt (11.5% Cash, Due 3/2031)(C)(F)	9,000	9,000	8,868
Healthcare, Education, and Childcare – 4.7%
Pan-Am Dental, LLC – Term Debt (12.0% Cash, Due 6/2030)(C)(F)	23,000	23,000	22,823
Oil and Gas – 2.4%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 13.4% Cash, Due 8/2028)(C)(S)	11,765	11,716	11,765
Total Secured Second Lien Debt		$167,198	$168,398

Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$16
Preferred Equity – 5.0%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$303
Beverage, Food, and Tobacco – 0.7%
Sicilian Oven Restaurants LLC – Preferred Stock(E)(G)	26,900	2,690	3,375
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	224
		2,765	3,599
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	25
Diversified/Conglomerate Manufacturing – 0.8%
SPC Excelus Holdings Inc. – Preferred Equity(E)(G)	143	2,000	2,000
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	2,023
		4,650	4,023
Diversified/Conglomerate Service – 1.1%
Flexible Technology Solutions, LLC – Preferred Stock(E)(G)	22,500	2,250	2,250
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	3,000
		5,750	5,250
Healthcare, Education, and Childcare – 1.9%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,681,949	2,604	2,530
Pan-Am Dental, LLC – Preferred Stock(E)(G)	5,909,091	5,909	6,669
		8,513	9,199
Oil and Gas – 0.4%
Imperative Holdings Corporation – Preferred Equity Units(E)(G)(S)	972,569	488	1,723
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(L) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$25,313	$24,122
Common Equity – 9.1%
Aerospace and Defense – 0.4%
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	$1,000	$1,829
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	350
Beverage, Food, and Tobacco – 2.3%
Dutch Gold Honey, Inc.(L) – Common Stock(E)(G)	900,000	115	9,677
Salt & Straw, LLC – Common Warrant(E)(G)	0.5%	—	55
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	1,400
		365	11,132
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2026 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 1.2%
NeoGraf Solutions LLC – Common Stock(E)(G)	2,141,468	2,083	624
OCI, LLC – Common Units (E)(G)	555	1,111	3,176
OneSource HoldCo LLC – Common Equity(E)(G)	2,133	213	213
SWECO Worldwide, Inc. – Common Equity(E)(G)	2,000,000	2,000	2,000
Viron International Corp.(L) – Common Stock(E)(G)	447	15	—
		5,422	6,013
Diversified/Conglomerate Service – 0.5%
Total Access Elevator, LLC – Common Stock(E)(G)	750,000	750	1,988
WorkforceQA, LLC – Common Stock(E)(G)	529	532	486
		1,282	2,474
Healthcare, Education, and Childcare – 2.7%
Ascendia Autism Care Partners LLC – Common Equity(E)(G)	3,500,000	3,500	3,500
Giving Home Health Care, LLC – Common Stock(E)(G)	10,667	—	7,444
GSM MidCo LLC – Common Stock(E)(G)	767	767	2,107
		4,267	13,051
Machinery – 1.9%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	9,161
Oil and Gas – 0.0%
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	22
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(L) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$18,991	$44,032
Total Non-Control/Non-Affiliate Investments		$766,189	$788,021
AFFILIATE INVESTMENTS(N) – 11.3%
Secured First Lien Debt – 6.9%
Diversified/Conglomerate Manufacturing – 2.5%
Edge Adhesives Holdings, Inc.(L) – Term Debt (S + 5.5%, 9.2% Cash, Due 8/2026)(E)(P)	$6,140	$6,140	$336
Zero Case Holding Inc. – Line of Credit, $1,000 available (S + 6.4%, 10.1% Cash, Due 7/2030)(C)	—	—	—
Zero Case Holding Inc. – Term Debt (S + 6.4%, 10.1% Cash, Due 7/2030)(C)	12,000	12,000	12,027
		18,140	12,363
Personal, Food, and Miscellaneous Services – 4.3%
Snif-Snax, LLC – Term Debt (S + 6.7%, 10.4% Cash, Due 7/2030)(C)(H)	20,905	20,905	20,952
Total Secured First Lien Debt		$39,045	$33,315
Preferred Equity – 2.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(L) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.5%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	7,218
Personal, Food, and Miscellaneous Services – 0.3%
Snif-Snax, LLC – Preferred Stock(E)(G)	1,500,000	1,500	1,541
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	966
Total Preferred Equity		$11,306	$9,725
Common Equity – 2.5%
Diversified/Conglomerate Manufacturing – 0.3%
Zero Case Holding Inc. – Common Stock(E)(G)	1,000	$1,000	$1,567
Finance – 1.0%
Gladstone Alternative Income Fund – Common Stock(D)(G)	500,000	5,000	4,945
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2026 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.1%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	5,487
Total Common Equity		$6,800	$11,999
Total Affiliate Investments		$57,151	$55,039
CONTROL INVESTMENTS(O) – 22.7%
Secured First Lien Debt – 16.7%
Beverage, Food, and Tobacco – 2.5%
Eegee Acquisition Corp. – Line of Credit, $450 available (S + 7.0%, 10.7% Cash, Due 4/2028)(E)(P)	$15,550	$15,550	$11,961
Diversified/Conglomerate Manufacturing – 6.9%
Engineering Manufacturing Technologies, LLC – Line of Credit, $3,000 available (S + 8.3%, 11.9% Cash, Due 12/2029)(E)	—	—	—
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 8.0% Cash, 3.9% PIK, Due 12/2029)(E)	26,682	26,682	24,772
Engineering Manufacturing Technologies, LLC – Delayed Draw Term Loan, $4,000 available (S + 8.3%, 8.0% Cash, 3.9% PIK, Due 12/2029)(E)	4,003	4,003	3,717
Lonestar EMS, LLC – Line of Credit, $100 available (12.0% Cash, Due 6/2027)(E)(F)(P)	1,650	1,650	1,425
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)(P)	4,450	4,450	3,842
		36,785	33,756
Healthcare, Education, and Childcare – 5.3%
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 9.7% Cash, 4.5% PIK, Due 4/2028)(E)	3,183	3,183	2,730
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 9.7% Cash, 4.5% PIK, Due 4/2028)(E)	1,661	1,661	1,425
Technical Resource Management, LLC – Term Debt (S + 10.5%, 9.7% Cash, 4.5% PIK, Due 4/2028)(E)	24,947	24,947	21,401
		29,791	25,556
Personal and Non-Durable Consumer Products (Manufacturing Only) – 2.0%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 14.2% Cash, Due 11/2026)(E)(P)	5,150	5,150	3,379
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 14.2% Cash, Due 11/2026)(E)(P)	9,775	9,775	6,414
		14,925	9,793
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$97,051	$81,066
Secured Second Lien Debt – 3.6%
Automobile– 1.5%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 13.3% Cash, Due 1/2027)(E)	$8,792	$8,792	$7,446
Diversified/Conglomerate Service – 2.1%
Alsay Incorporated – Term Debt (12.8% Cash, Due 12/2030)(E)(F)	10,000	10,000	10,000
Total Secured Second Lien Debt		$18,792	$17,446
Unsecured Debt – 0.1%
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(E)(F)	$396	$396	$340
Preferred Equity – 1.4%
Diversified/Conglomerate Service – 1.4%
Alsay Incorporated – Preferred Stock(E)(G)	5,000,000	$5,000	$7,029
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	—
Total Preferred Equity		$7,750	$7,029
Common Equity – 0.9%
Automobile– 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$—
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS JUNE 30, 2026 (UNAUDITED) (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Beverage, Food, and Tobacco – 0.0%
Eegee Acquisition Corp. – Common Stock(E)(G)	1,000	8,500	—
Diversified/Conglomerate Manufacturing – 0.0%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	18,268	3,000	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	—
		9,750	—
Healthcare, Education, and Childcare – 0.0%
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	—
Technical Resource Management, LLC – Common Warrants(E)(G)	4,558,041	—	—
		2,000	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Units(E)(G)	12,340	1	—
Printing and Publishing – 0.9%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	4,385
Total Common Equity		$21,332	$4,385
Total Control Investments		$145,321	$110,266
TOTAL INVESTMENTS – 196.3%		$968,661	$953,326

CASH EQUIVALENTS - 0.4%
First Citizens Premium Money Market Savings (3.25% market yield)(R)	$1,253	$1,253	$1,253
Dreyfus Treasury Obligations Cash Management Fund (3.29% market yield)(R)	888	888	888
Total Cash Equivalents		$2,141	$2,141
TOTAL INVESTMENTS AND CASH EQUIVALENTS - 196.7%		$970,802	$955,467
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $868.6 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the Investment Company Act of 1940, as amended (the “1940 Act”), we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of June 30, 2026, our investment in Gladstone Alternative Income Fund (“Gladstone Alternative”) is considered a non-qualifying asset under Section 55 of the 1940 Act. This non-qualifying asset represents 0.5% of total investments, at fair value, as of June 30, 2026.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month Secured Overnight Financing Rate (“SOFR” or “S”), which was 3.65% as of June 30, 2026. If applicable, paid-in-kind (“PIK”) interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or the reference rate plus a spread. Due dates represent the contractual maturity date.
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
(K)Category percentages represent the fair value of each category and subcategory as a percentage of net assets as of June 30, 2026.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

(Q)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 820, “Fair Value Measurement” (“ASC 820”) fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(R)Valued using Level 1 inputs within the FASB ASC 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
(S)Investment was exited subsequent to June 30, 2026.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
NON-CONTROL/NON-AFFILIATE INVESTMENTS(M) – 144.5%
Secured First Lien Debt – 107.4%
Beverage, Food, and Tobacco – 2.2%
Wings ‘N More Restaurants LLC – Line of Credit, $1,500 available (S + 6.8%, 10.9% Cash, Due 11/2029)(C)	$—	$—	$—
Wings ‘N More Restaurants LLC – Term Debt (S + 6.8%, 10.9% Cash, Due 11/2029)(C)	10,500	10,500	10,710
Wings ‘N More Restaurants LLC – Delayed Draw Term Loan, $5,000 available (S + 6.8%, 10.9% Cash, Due 11/2029)(C)	—	—	—
		10,500	10,710
Buildings and Real Estate – 0.5%
GFRC 360, LLC – Line of Credit, $95 available (S + 8.0%, 12.1% Cash, Due 9/2026)(C)	1,355	1,355	1,355
GFRC 360, LLC – Term Debt (S + 8.0%, 12.1% Cash, Due 9/2026)(C)	1,000	1,000	1,000
		2,355	2,355
Diversified/Conglomerate Manufacturing – 24.9%
NeoGraf Solutions LLC – Line of Credit, $4,500 available (S + 7.0%, 11.0% Cash, 0.1% PIK, Due 1/2028)(C)	—	—	—
NeoGraf Solutions LLC – Term Debt (S + 7.0%, 11.0% Cash, 0.1% PIK, Due 1/2028)(C)	27,456	27,456	27,456
OCI, LLC – Term Debt (S + 7.5%, 11.6% Cash, Due 5/2028)(C)	32,000	32,000	32,000
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.6% Cash, Due 4/2027)(C)	11,529	11,529	11,645
Torrent Photonics Holdco LLC – Term Debt (S + 9.5%, 13.6% Cash, Due 4/2026)(C)	500	500	505
Unirac Holdings, Inc. – Line of Credit, $1,633 available (S + 6.5%, 10.6% Cash, Due 9/2027)(C)	589	589	589
Unirac Holdings, Inc. – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.6% Cash, Due 9/2027)(C)	1,067	1,067	1,067
Unirac Holdings, Inc. – Term Debt (S + 6.5%, 10.6% Cash, Due 9/2027)(C)	14,325	14,106	14,325
Viron International Corp.(S) – Term Debt (S + 7.0%, 11.1% Cash, Due 2/2030)(C)	18,383	18,383	18,475
Viva Railings, LLC – Line of Credit, $4,000 available (S + 6.4%, 10.5% Cash, Due 5/2027)(C)	—	—	—
Viva Railings, LLC – Term Debt (S + 6.4%, 10.5% Cash, Due 5/2027)(C)	13,875	13,875	13,875
		119,505	119,937
Diversified/Conglomerate Service – 26.0%
Axios Industrial Group, LLC – Term Debt (S + 11.6%, 0.0% Cash, 15.7% PIK, Due 10/2027)(C)	16,771	16,771	16,197
Axios Industrial Group, LLC – Term Debt (18.0% PIK, Due 10/2027)(C)(F)	2,598	2,598	2,509
Leadpoint Business Services, LLC – Term Debt (S + 8.5%, 12.6% Cash, Due 2/2028)(C)(U)	28,117	28,117	28,398
MASSiv Brands, LLC – Term Debt (10.0% Cash, 5.0% PIK, Due 7/2030)(C)(F)	25,313	25,313	25,313
Quality Environmental Midco, Inc. – Line of Credit, $3,000 available (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	—	—	—
Quality Environmental Midco, Inc. – Term Debt (12.0% Cash, 0.8% PIK, Due 11/2028)(C)(F)	13,008	13,008	13,269
RF Technologies, LLC – Line of Credit, $3,500 available (S + 6.3%, 10.4% Cash, Due 6/2030)(C)	—	—	—
RF Technologies, LLC – Term Debt (S + 6.3%, 10.4% Cash, Due 6/2030)(C)	12,600	12,600	12,735
Total Access Elevator, LLC – Line of Credit, $3,000 available (S + 6.5%, 10.6% Cash, Due 4/2029)(C)	—	—	—
Total Access Elevator, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 4/2029)(C)	6,500	6,500	6,500
Total Access Elevator, LLC – Delayed Draw Term Loan, $0 available (S + 6.5%, 10.6% Cash, Due 4/2029)(C)	1,600	1,600	1,600
WorkforceQA, LLC – Line of Credit, $900 available (S + 6.5%, 10.6% Cash, Due 12/2026)(C)	1,100	1,100	1,100
WorkforceQA, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 12/2026)(C)	17,813	17,777	17,813
		125,384	125,434
Healthcare, Education, and Childcare – 43.3%
ALS Education, LLC – Line of Credit, $3,000 available (S + 6.0%, 10.1% Cash, Due 12/2028)(C)	—	—	—
ALS Education, LLC – Term Debt (S + 6.0%, 10.1% Cash, Due 12/2028)(C)	30,360	30,310	30,360
ALS Education, LLC – Delayed Draw Term Loan, $6,000 available (S + 6.0%, 10.1% Cash, Due 12/2028)(C)	—	—	—
Altior Healthcare, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 5/2030)(C)	46,000	46,000	46,920
Freedom Dental Management, Inc. – Term Debt (S + 7.3%, 11.4% Cash, Due 6/2030)(C)	15,000	15,000	15,300
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Giving Home Health Care, LLC – Term Debt (S + 6.3%, 10.4% Cash, Due 4/2029)(C)	34,924	34,859	35,252
HH-Inspire Acquisition, Inc. – Line of Credit, $0 available (S + 10.0%, 12.1% Cash, 2.0% PIK, Due 4/2028)(C)	1,861	1,861	1,739
HH-Inspire Acquisition, Inc. – Term Debt (S + 10.0%, 12.1% Cash, 2.0% PIK, Due 4/2028)(C)	19,890	19,805	18,580
Turn Key Health Clinics, LLC – Line of Credit, $4,000 available (S + 7.3%, 11.4% Cash, Due 6/2026)(C)	—	—	—
Turn Key Health Clinics, LLC – Term Debt (S + 7.3%, 11.4% Cash, Due 6/2026)(C)	17,500	17,500	17,500
Vet's Choice Radiology LLC(S) – Term Debt (S + 8.0%, 12.1% Cash, Due 12/2027)(C)	42,750	42,750	43,098
		208,085	208,749
Home and Office Furnishings, Housewares and Durable Consumer Products – 6.2%
Foodservices Brand Group, LLC – Line of Credit, $10,000 available (S + 6.5%, 10.6% Cash, Due 8/2029)(C)	—	—	—
Foodservices Brand Group, LLC – Term Debt (S + 6.5%, 10.6% Cash, Due 8/2029)(C)	30,000	30,000	30,000
		30,000	30,000
Machinery – 3.6%
Arc Drilling Holdings LLC – Line of Credit, $3,875 available (S + 6.8%, 10.9% Cash, Due 9/2029)(C)	1,125	1,125	1,125
Arc Drilling Holdings LLC – Term Debt (S + 6.8%, 10.9% Cash, Due 9/2029)(C)	16,000	16,000	16,160
		17,125	17,285
Oil and Gas – 0.0%
FES Resources Holdings LLC – Term Debt (4.5% Cash, Due 12/2024)(E)(F)	325	325	—
Telecommunications – 0.7%
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	1,320	1,320	559
B+T Group Acquisition, Inc.(S) – Line of Credit, $0 available (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	450	450	191
B+T Group Acquisition, Inc.(S) – Term Debt (S + 2.0%, 7.0% Cash, Due 12/2026)(E)(P)	6,000	6,000	2,542
		7,770	3,292
Total Secured First Lien Debt		$521,049	$517,762
Secured Second Lien Debt – 27.3%
Automobile – 3.7%
Sea Link International IRB, Inc. – Term Debt (11.3% Cash, 2.0% PIK, Due 12/2025)(C)(F)	$13,723	$13,723	$13,868
Sea Link International IRB, Inc. – Term Debt (12.0% Cash, 2.0% PIK, Due 12/2025)(C)(F)	4,163	4,163	4,163
		17,886	18,031
Beverage, Food, and Tobacco – 3.8%
Dutch Gold Honey, Inc.(S) – Term Debt (S + 7.5%, 11.6% Cash, Due 8/2030)(C)	18,000	18,000	18,184
Cargo Transportation – 4.1%
RPM Freight Systems, LLC – Term Debt (S + 7.7%, 11.8% Cash, Due 11/2029)(C)	20,000	20,000	20,000
Diversified/Conglomerate Manufacturing – 7.8%
OCI, LLC – Term Debt (7.0% Cash, 7.0% PIK, Due 11/2028)(C)(F)	2,316	2,316	2,436
Springfield, Inc. – Term Debt (S + 11.1%, 15.2% Cash, Due 12/2026)(C)	30,000	30,000	30,000
Tube Bending Technology, LLC – Term Debt (12.5% Cash, Due 6/2026)(C)(F)	5,000	5,000	4,955
		37,316	37,391
Healthcare, Education, and Childcare – 4.8%
Pan-Am Dental, LLC – Term Debt (12.0% Cash, Due 6/2030)(C)(F)	23,000	23,000	23,129
Oil and Gas – 3.1%
Imperative Holdings Corporation – Term Debt (S + 9.8%, 13.9% Cash, Due 8/2028)(C)	15,015	14,943	15,015
Total Secured Second Lien Debt		$131,145	$131,750
Unsecured Debt – 0.0%
Diversified/Conglomerate Service – 0.0%
Frontier Financial Group Inc. – Convertible Debt (6.0%, Due 6/2022)(E)(F)	$198	$198	$17
Preferred Equity – 3.5%
Automobile – 0.1%
Sea Link International IRB, Inc. – Preferred Stock(E)(G)	98,039	$98	$261
Beverage, Food, and Tobacco – 0.0%
Triple H Food Processors, LLC – Preferred Stock(E)(G)	75	75	197
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Preferred Stock(E)(G)	1,000	1,025	214
Diversified/Conglomerate Manufacturing – 0.5%
Torrent Photonics Holdco LLC – Preferred Stock(E)(G)	2,650	2,650	2,377
Diversified/Conglomerate Service – 0.6%
Frontier Financial Group Inc. – Preferred Stock(E)(G)	766	500	—
Frontier Financial Group Inc. – Preferred Stock Warrant(E)(G)	168	—	—
Quality Environmental Midco, Inc. – Preferred Equity(E)(G)	3,000,000	3,000	2,720
		3,500	2,720
Healthcare, Education, and Childcare – 1.8%
HH-Inspire Acquisition, Inc. – Preferred Stock(E)(G)	1,681,949	2,604	2,290
Pan-Am Dental, LLC – Preferred Stock(E)(G)	5,909,091	5,909	6,285
		8,513	8,575
Oil and Gas – 0.5%
Imperative Holdings Corporation – Preferred Equity Units(E)(G)	972,569	488	2,450
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Preferred Stock(E)(G)	6,130	2,024	—
Total Preferred Equity		$18,373	$16,794
Common Equity – 6.2%
Aerospace and Defense – 0.2%
Ohio Armor Holdings, LLC – Common Equity(E)(G)	100	$1,000	$1,184
Automobile – 0.1%
Sea Link International IRB, Inc.– Common Equity Units(E)(G)	823,333	823	277
Beverage, Food, and Tobacco – 1.6%
Dutch Gold Honey, Inc.(S) – Common Stock(E)(G)	900,000	900	3,333
Salt & Straw, LLC – Common Warrant(E)(G)	0.5%	—	186
Sokol & Company Holdings, LLC – Common Stock(E)(G)(U)	450,000	450	2,240
Triple H Food Processors, LLC – Common Stock(E)(G)	250,000	250	2,147
		1,600	7,906
Buildings and Real Estate – 0.0%
GFRC 360, LLC – Common Stock Warrants(E)(G)	45%	—	—
Diversified/Conglomerate Manufacturing – 0.5%
OCI, LLC – Common Units (E)(G)	555	1,111	1,111
NeoGraf Solutions LLC – Common Stock(E)(G)	2,000,000	2,000	1,067
Viron International Corp.(S) – Common Stock(E)(G)	447	15	—
		3,126	2,178
Diversified/Conglomerate Service – 0.4%
Total Access Elevator, LLC – Common Stock(E)(G)	750,000	750	1,500
WorkforceQA, LLC – Common Stock(E)(G)	529	532	457
		1,282	1,957
Healthcare, Education, and Childcare – 1.5%
Giving Home Health Care, LLC – Common Stock(E)(G)	10,667	—	5,333
GSM MidCo LLC – Common Stock(E)(G)	767	767	1,980
Leeds Novamark Capital I, L.P. – Limited Partnership Interest ($843 uncalled capital commitment)(D)(G)(L)	3.5%	—	36
		767	7,349
Machinery – 1.9%
Arc Drilling Holdings LLC – Common Stock(E)(G)	53,333	5,333	9,096
Oil and Gas – 0.0%
Total Safety Holdings, LLC – Common Equity(E)(G)	435	499	47
Telecommunications – 0.0%
B+T Group Acquisition, Inc.(S) – Common Stock Warrant(E)(G)	1.5%	—	—
Total Common Equity		$14,430	$29,994
Total Non-Control/Non-Affiliate Investments		$685,195	$696,317

AFFILIATE INVESTMENTS(N) – 11.2%
Secured First Lien Debt – 7.2%
Diversified/Conglomerate Manufacturing – 2.6%
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Edge Adhesives Holdings, Inc.(S) – Term Debt (S + 5.5%, 9.6% Cash, Due 8/2026)(E)(P)	$6,140	$6,140	$513
Zero Case Holding Inc. – Line of Credit, $4,000 available (S + 6.4%, 10.5% Cash, Due 7/2030)(E)	—	—	—
Zero Case Holding Inc. – Term Debt (S + 6.4%, 10.5% Cash, Due 7/2030)(E)	12,000	12,000	12,000
		18,140	12,513
Personal, Food, and Miscellaneous Services – 4.6%
Snif-Snax, LLC – Term Debt (S + 6.7%, 10.8% Cash, Due 7/2030)(C)(H)	22,200	22,200	22,200
Total Secured First Lien Debt		$40,340	$34,713
Preferred Equity – 2.0%
Diversified/Conglomerate Manufacturing – 0.0%
Edge Adhesives Holdings, Inc.(S) – Preferred Stock(E)(G)	5,466	$5,466	$—
Diversified/Conglomerate Service – 1.4%
Encore Dredging Holdings, LLC – Preferred Stock(E)(G)	3,840,000	3,840	6,914
Personal, Food, and Miscellaneous Services – 0.3%
Snif-Snax, LLC – Preferred Stock(E)(G)	1,500,000	1,500	1,500
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.2%
Canopy Safety Brands, LLC – Preferred Stock(E)(G)	500,000	500	1,006
Total Preferred Equity		$11,306	$9,420
Common Equity – 2.0%
Diversified/Conglomerate Manufacturing – 0.2%
Zero Case Holding Inc. – Common Stock(E)(G)	1,000	$1,000	$1,000
Finance – 1.1%
Gladstone Alternative Income Fund – Common Stock(D)(G)	500,000	5,000	5,075
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.8%
Canopy Safety Brands, LLC – Common Stock(E)(G)	1,170,370	800	3,703
Total Common Equity		$6,800	$9,778
Total Affiliate Investments		$58,446	$53,911
CONTROL INVESTMENTS(O) – 22.6%
Secured First Lien Debt – 14.5%
Beverage, Food, and Tobacco – 2.6%
Eegee Acquisition Corp. – Line of Credit, $3,250 available (S + 7.0%, 11.1% Cash, Due 4/2028)(E)	$12,750	$12,750	$12,750
Diversified/Conglomerate Manufacturing – 4.7%
Engineering Manufacturing Technologies, LLC – Line of Credit, $1,900 available (S + 8.3%, 12.4% Cash, Due 10/2026)(E)	1,100	1,100	834
Engineering Manufacturing Technologies, LLC – Term Debt (S + 8.3%, 8.0% Cash, 4.4% PIK, Due 10/2026)(E)	23,163	23,163	17,561
Lonestar EMS, LLC – Term Debt (12.0% Cash, Due 6/2027)(E)(F)	4,450	4,403	4,450
		28,666	22,845
Healthcare, Education, and Childcare – 5.2%
Technical Resource Management, LLC – Line of Credit, $0 available (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)(E)	3,076	3,076	2,723
Technical Resource Management, LLC – Line of Credit, $400 available (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)(E)	1,214	1,214	1,074
Technical Resource Management, LLC – Term Debt (S + 10.5%, 10.1% Cash, 4.5% PIK, Due 4/2028)(E)	24,111	24,111	21,347
		28,401	25,144
Personal and Non-Durable Consumer Products (Manufacturing Only) – 1.9%
WB Xcel Holdings, LLC – Line of Credit, $0 available (S + 10.5%, 14.6% Cash, Due 11/2026)(E)(P)	5,150	5,150	3,160
WB Xcel Holdings, LLC – Term Debt (S + 10.5%, 14.6% Cash, Due 11/2026)(E)(P)	9,775	9,775	5,997
		14,925	9,157
Printing and Publishing – 0.0%
TNCP Intermediate HoldCo, LLC – Line of Credit, $2,000 available (11.0% Cash, Due 10/2027)(E)(F)	—	—	—
Total Secured First Lien Debt		$84,742	$69,896
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

GLADSTONE CAPITAL CORPORATION CONSOLIDATED SCHEDULE OF INVESTMENTS SEPTEMBER 30, 2025 (DOLLAR AMOUNTS IN THOUSANDS)
Company and Investment(A)(B)(K)(Q)	Principal/ Shares/ Units(I)(J)	Cost	Fair Value
Secured Second Lien Debt – 3.9%
Automobile – 1.8%
Defiance Integrated Technologies, Inc. – Term Debt (S + 9.6%, 13.7% Cash, Due 1/2027)(E)	$8,792	$8,792	$8,792
Diversified/Conglomerate Service – 2.1%
Alsay Incorporated – Term Debt (12.8% Cash, Due 12/2030)(E)(F)	10,000	10,000	10,000
Total Secured Second Lien Debt		$18,792	$18,792
Unsecured Debt – 0.1%
Healthcare, Education, and Childcare – 0.1%
Technical Resource Management, LLC – Term Debt (14.0% PIK, Due 10/2028)(E)(F)	$357	$357	$316
Preferred Equity – 1.0%
Diversified/Conglomerate Service – 1.0%
Alsay Incorporated – Preferred Stock(E)(G)	5,000,000	$5,000	$5,000
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Preferred Stock(E)(G)	333	2,750	—
Total Preferred Equity		$7,750	$5,000
Common Equity – 3.1%
Automobile – 0.0%
Defiance Integrated Technologies, Inc. – Common Stock(E)(G)	33,321	$581	$—
Beverage, Food, and Tobacco – 1.0%
Eegee Acquisition Corp. – Common Stock(E)(G)	1,000	8,500	4,858
Diversified/Conglomerate Manufacturing – 0.9%
Engineering Manufacturing Technologies, LLC – Common Stock(E)(G)	16,000	3,000	—
Lonestar EMS, LLC – Common Units(E)(G)	100%	6,750	4,225
		9,750	4,225
Healthcare, Education, and Childcare – 0.0%
Technical Resource Management, LLC – Common Stock(E)(G)	2,000,000	2,000	—
Technical Resource Management, LLC – Common Warrants(E)(G)	4,558,041	—	—
		2,000	—
Personal and Non-Durable Consumer Products (Manufacturing Only) – 0.0%
WB Xcel Holdings, LLC – Common Units(E)(G)	12,340	1	—
Printing and Publishing – 1.2%
TNCP Intermediate HoldCo, LLC – Common Equity Units(E)(G)	790,000	500	5,809
Total Common Equity		$21,332	$14,892
Total Control Investments		$132,973	$108,896
TOTAL INVESTMENTS(T) – 178.2%		$876,614	$859,124

CASH EQUIVALENTS - 6.6%
Dreyfus Treasury Obligations Cash Management Fund (3.77% market yield)(R)	$30,523	$30,523	$30,523
First Citizens Premium Money Market Savings (0.40% market yield)(R)	1,251	1,251	1,251
Total Cash Equivalents		$31,774	$31,774
TOTAL INVESTMENTS AND CASH EQUIVALENTS - 184.8%		$908,388	$890,898
(A)Certain of the securities listed in this schedule are issued by affiliate(s) of the indicated portfolio company. The majority of the securities listed, totaling $754.6 million at fair value, are pledged as collateral under our revolving line of credit, as described further in Note 5—Borrowings in the accompanying Notes to Consolidated Financial Statements. Under the 1940 Act, we may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of our total assets. As of September 30, 2025, our investments in Leeds Novamark Capital I, L.P. (“Leeds”) and Gladstone Alternative are considered non-qualifying assets under Section 55 of the 1940 Act. Such non-qualifying assets represent 0.6% of total investments, at fair value, as of September 30, 2025.
(B)Unless indicated otherwise, all cash interest rates are indexed to one-month SOFR, which was 4.13% as of September 30, 2025. If applicable, PIK interest rates are noted separately from the cash interest rate. Certain securities are subject to an interest rate floor. The cash interest rate is the greater of the floor or SOFR plus a spread. Due dates represent the contractual maturity date.
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
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

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
(Q)Unless indicated otherwise, all of our investments are valued using Level 3 inputs within the FASB ASC Topic 820 fair value hierarchy. Refer to Note 3—Investments in the accompanying Notes to Consolidated Financial Statements for additional information.
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
JUNE 30, 2026
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

Gladstone Business Loan, LLC (“Business Loan”), a wholly-owned subsidiary of ours, was established on February 3, 2003, for the sole purpose of holding certain investments pledged as collateral under our line of credit. The financial statements of Business Loan are consolidated with those of Gladstone Capital Corporation. We may also have significant subsidiaries (as defined under Rule 1-02(w)(2) of the U.S. Securities and Exchange Commission’s (“SEC”) Regulation S-X) whose financial statements are not consolidated with ours. We did not have any unconsolidated subsidiaries that met any of the significance conditions under Rule 1-02(w)(2) of the SEC’s Regulation S-X as of or during the three and nine month periods ended June 30, 2026 and June 30, 2025.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Unaudited Interim Financial Statements and Basis of Presentation
We prepare our interim financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10 and 12 of Regulation S-X. Accordingly, we have not included in this quarterly report all of the information and notes required by GAAP for annual financial statements. The accompanying Consolidated Financial Statements include our accounts and those of our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X, we do not consolidate portfolio company investments. Under the investment company rules and regulations pursuant to the American Institute of Certified Public Accountants Audit and Accounting Guide for Investment Companies, codified in ASC 946, we are precluded from consolidating any entity other than another investment company, except that ASC 946 provides for the consolidation of a controlled operating company that provides substantially all of its services to the investment company or its consolidated subsidiary. In our opinion, all adjustments, consisting solely of normal recurring accruals, necessary for the fair statement of financial statements for the interim periods have been included. The results of operations for the three and nine months ended June 30, 2026 are not necessarily indicative of results that ultimately may be achieved for the fiscal year ending

September 30, 2026 or any future interim periods. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, as filed with the SEC on November 17, 2025.
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

Cash and cash equivalents
We consider all short-term, highly liquid investments that are both readily convertible to cash and have a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We place our cash with financial institutions, and at times, cash held in our accounts may exceed the Federal Deposit Insurance Corporation insured limit. We seek to mitigate this concentration of credit risk by depositing funds with major financial institutions. Investments in money market funds represent Level 1 investments within the FASB ASC Topic 820, “Fair Value Measurement” (“ASC 820”) fair value hierarchy.
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
Revenue Recognition
Interest Income Recognition
Interest income, including the amortization of premiums, acquisition costs and amendment fees, the accretion of original issue discounts (“OID”), and paid-in-kind (“PIK”) interest, is recorded on the accrual basis to the extent that such amounts are expected to be collected. Generally, when a loan becomes 90 days or more past due or if our qualitative assessment indicates that the debtor is unable to service its debt or other obligations, we will place the loan on non-accrual status and cease recognizing interest income on that loan for financial reporting purposes until the borrower has demonstrated the ability and intent to pay contractual amounts due. However, we remain contractually entitled to this interest. Interest payments received on non-accrual loans may be recognized as income or applied to the cost basis depending upon management’s judgment. Generally, non-accrual loans are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current, or due to a restructuring such that the interest income is deemed to be collectible. As of June 30, 2026, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., Eegee Acquisition Corp., Lonestar EMS, LLC and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $46.0 million, or 5.2% of the cost basis of all debt investments in our portfolio, and a fair value of $26.7 million, or 3.1% of the fair value of all debt investments in our portfolio. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio.
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
As of each of June 30, 2026 and September 30, 2025, we held two OID loans. We recorded OID income of $0.1 million and $0.2 million during the three and nine months ended June 30, 2026, respectively, and $0.2 million and $0.4 million during the three and nine months ended June 30, 2025, respectively. The unamortized balance of OID investments as of June 30, 2026 and September 30, 2025 totaled $0.6 million and $0.2 million, respectively. As of June 30, 2026 and September 30, 2025, we had ten and nine investments which had a PIK interest component, respectively. We recorded PIK interest income of $1.5 million and $5.5 million during the three and nine months ended June 30, 2026, respectively, and $1.3 million and $3.0 million during the three and nine months ended June 30, 2025, respectively. We collected $0 and $2.8 million of PIK interest in cash during the three and nine months ended June 30, 2026, respectively, and $0 and $7.2 million during the three and nine months ended June 30, 2025, respectively.
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
As of June 30, 2026, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in money market funds, which were valued using Level 1 inputs, and our investment in Gladstone Alternative Income Fund (“Gladstone Alternative”), which was valued using NAV as a practical expedient. As of September 30, 2025, all of our investments were valued using Level 3 inputs within the ASC 820 fair value hierarchy, except for our investments in money market funds, which were valued using Level 1 inputs, and our investments in Gladstone Alternative and Leeds Novamark Capital I, L.P. (“Leeds”), which were valued using NAV as a practical expedient.
We transfer investments in and out of Level 1, 2, and 3 of the valuation hierarchy as of the beginning balance sheet date, based on changes in the use of observable and unobservable inputs utilized to perform the valuation for the period. During the nine months ended June 30, 2026 and 2025, there were no investments transferred into or out of Levels 1, 2 or 3 of the valuation hierarchy.

As of June 30, 2026 and September 30, 2025, our investments, by security type, at fair value were categorized as follows within the ASC 820 fair value hierarchy:

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of June 30, 2026:
Secured first lien debt	$—	$—	$665,834	$665,834
Secured second lien debt	—	—	185,844	185,844
Unsecured debt	—	—	356	356
Preferred equity	—	—	40,876	40,876
Common equity/equivalents	—	—	55,471	55,471
Total	$—	$—	$948,381	$948,381
Investments measured at NAV(A)	—	—	—	4,945
Total Investments	$—	$—	$948,381	$953,326
Cash Equivalents	2,141	—	—	2,141
Total Investments and Cash Equivalents as of June 30, 2026	$2,141	$—	$948,381	$955,467

	Fair Value Measurements
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
As of September 30, 2025:
Secured first lien debt	$—	$—	$622,371	$622,371
Secured second lien debt	—	—	150,542	150,542
Unsecured debt	—	—	333	333
Preferred equity	—	—	31,214	31,214
Common equity/equivalents	—	—	49,553	49,553
Total	$—	$—	$854,013	$854,013
Investments measured at NAV(A)	—	—	—	5,111
Total Investments	$—	$—	$854,013	$859,124
Cash Equivalents	31,774	—	—	31,774
Total Investments and Cash Equivalents as of September 30, 2025	$31,774	$—	$854,013	$890,898
(A)Includes our investment in Gladstone Alternative as of June 30, 2026 and our investments in Gladstone Alternative and Leeds as of September 30, 2025. Investments that are measured at fair value using NAV as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented elsewhere in this quarterly report.

The following table presents our portfolio investments, valued using Level 3 inputs within the ASC 820 fair value hierarchy and carried at fair value as of June 30, 2026 and September 30, 2025, by caption on our accompanying Consolidated Statements of Assets and Liabilities and by security type:

	Total Recurring Fair Value Measurements Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2026		September 30, 2025
Non-Control/Non-Affiliate Investments
Secured first lien debt	$551,453		$517,762
Secured second lien debt	168,398		131,750
Unsecured debt	16		17
Preferred equity	24,122		16,794
Common equity/equivalents	44,032		29,958	(B)
Total Non-Control/Non-Affiliate Investments	$788,021		$696,281
Affiliate Investments
Secured first lien debt	$33,315		$34,713
Preferred equity	9,725		9,420
Common equity/equivalents	7,054	(A)	4,703	(B)
Total Affiliate Investments	$50,094		$48,836
Control Investments
Secured first lien debt	$81,066		$69,896
Secured second lien debt	17,446		18,792
Unsecured debt	340		316
Preferred equity	7,029		5,000
Common equity/equivalents	4,385		14,892
Total Control Investments	$110,266		$108,896
Total Investments at Fair Value Using Level 3 Inputs	$948,381		$854,013
(A)Excludes our investment in Gladstone Alternative with a fair value of $4.9 million as of June 30, 2026, which was valued using NAV as a practical expedient.
(B)Excludes our investments in Gladstone Alternative and Leeds with fair values of $5.1 million and $36 thousand, respectively, as of September 30, 2025, which were valued using NAV as a practical expedient.

In accordance with ASC 820, the following table provides quantitative information about our Level 3 fair value measurements of our investments as of June 30, 2026 and September 30, 2025. The table below is not intended to be all-inclusive, but rather provides information on the significant Level 3 inputs as they relate to our fair value measurements. Significant level 3 inputs were weighted by the relative fair value of the investments.

	Quantitative Information about Level 3 Fair Value Measurements
					Range / Weighted Average as of
	June 30, 2026	September 30, 2025	Valuation Techniques/ Methodologies	Unobservable Input	June 30, 2026	September 30, 2025

Secured first lien debt	$581,235	$548,670	Yield Analysis	Discount Rate	9.5% - 20.0% / 11.3%	9.4% - 19.8% / 11.7%
	84,599	73,701	TEV	EBITDA multiple	3.8x – 8.0x / 6.4x	3.5x – 8.0x / 6.0x
				EBITDA	$367 - $4,459 / $3,928	$538 - $4,655 / $3,540
				Revenue multiple	0.6x – 0.8x / 0.7x	0.6x – 0.8x / 0.7x
				Revenue	$5,267 - $20,670 / $12,472	$10,844 - $21,649 / $15,090

Secured second lien debt	168,398	141,750	Yield Analysis	Discount Rate	10.6% - 13.8% / 12.0%	11.4% - 15.2% / 13.1%
	17,446	8,792	TEV	EBITDA multiple	5.2x – 5.8x / 5.5x	5.4x – 5.4x / 5.4x
				EBITDA	$2,116 - $12,252 / $7,926	$2,345 - $2,345 / $2,345

Unsecured debt	356	333	TEV	EBITDA multiple	8.0x – 8.0x / 8.0x	8.0x – 8.0x / 8.0x
				EBITDA	$3,868 - $3,868 / $3,868	$3,804 - $3,804 / $3,804
				Revenue multiple	0.9x – 0.9x / 0.9x	0.9x – 0.9x / 0.9x
				Revenue	$4,264 - $4,264 / $4,264	$4,846 - $4,846 / $4,846

Preferred and common equity / equivalents(A)	96,347	80,767	TEV	EBITDA multiple	3.8x – 15.1x / 8.2x	3.5x – 14.6x / 6.8x
				EBITDA	$367 -$151,055 / $27,433	$538 -$142,549 / $10,222
				Revenue multiple	0.6x – 0.9x / 0.6x	0.6x– 0.9x / 0.7x
				Revenue	$4,264 -$20,670 / $5,960	$4,846 -$21,649 / $12,394
Total Level 3 Investments, at Fair Value	$948,381	$854,013

(A)Fair value as of June 30, 2026 excludes our investment in Gladstone Alternative with a fair value of $4.9 million, which was valued using NAV as a practical expedient. Fair value as of September 30, 2025 includes one proprietary equity investment totaling $2.2 million, which was valued using the payoff amount as the unobservable input. Fair value as of September 30, 2025 excludes our investments in Gladstone Alternative and Leeds with fair values of $5.1 million and $36 thousand, respectively, which were valued using NAV as a practical expedient.

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
Changes in Level 3 Fair Value Measurements of Investments
The following tables provide the changes in fair value, broken out by security type, during the three and nine months ended June 30, 2026 and 2025 for all investments for which we determine fair value using unobservable (Level 3) inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three months ended June 30, 2026	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2026	$630,527	$185,141	$341	$37,394	$48,436	$901,839
Total gains (losses):
Net realized gain (loss)(A)	—	—	—	—	—	—
Net unrealized appreciation (depreciation)(B)	1,019	(186)	2	1,482	1,322	3,639
Reversal of prior period net depreciation (appreciation) on realization(B)	(565)	—	—	—	—	(565)
New investments, repayments and settlements: (C)
Issuances/originations	73,304	2,591	13	2,000	5,713	83,621
Settlements/repayments	(38,451)	(1,702)	—	—	—	(40,153)
Net proceeds from sales	—	—	—	—	—	—
Fair Value as of June 30, 2026	$665,834	$185,844	$356	$40,876	$55,471	$948,381
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2026	$1,019	$(186)	$2	$1,482	$1,322	$3,639
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2026	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2025	$622,371	$150,542	$333	$31,214	$49,553	$854,013
Total gains (losses):
Net realized gain (loss)(A)	(325)	—	—	—	1,790	1,465
Net unrealized appreciation (depreciation)(B)	385	(606)	(16)	2,722	3,147	5,632
Reversal of prior period net depreciation (appreciation) on realization(B)	(1,376)	(145)	—	—	(1,790)	(3,311)
New investments, repayments and settlements: (C)
Issuances/originations	159,694	58,004	39	6,940	5,796	230,473
Settlements/repayments	(114,915)	(21,951)	—	—	—	(136,866)
Net proceeds from sales	—	—	—	—	(3,025)	(3,025)
Fair Value as of June 30, 2026	$665,834	$185,844	$356	$40,876	$55,471	$948,381
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2026	$(294)	$(606)	$(16)	$2,722	$3,147	$4,953

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Three Months Ended June 30, 2025	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of March 31, 2025	$541,524	$144,970	$335	$25,031	$45,765	$757,625
Total gains (losses):
Net realized gain (loss)(A)	(4,439)	—	—	—	731	(3,708)
Net unrealized appreciation (depreciation)(B)	815	(355)	7	686	(7,570)	(6,417)
Reversal of prior period net depreciation (appreciation) on realization(B)	6,053	295	—	—	—	6,348
New investments, repayments and settlements: (C)
Issuances/originations	73,889	130	12	—	—	74,031
Settlements/repayments	(80,193)	(741)	—	—	—	(80,934)
Net proceeds from sales	—	—	—	—	(731)	(731)
Transfers	(8,500)	—	—	—	8,500	—
Fair Value as of June 30, 2025	$529,149	$144,299	$354	$25,717	$46,695	$746,214
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2025	$815	$(355)	$7	$686	$(7,570)	$(6,417)
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Nine months ended June 30, 2025	Secured First Lien Debt	Secured Second Lien Debt	Unsecured Debt	Preferred Equity	Common Equity/ Equivalents	Total
Fair Value as of September 30, 2024	$554,937	$113,716	$32	$31,346	$96,191	$796,222
Total gains (losses):
Net realized gain (loss)(A)	(8,513)	—	—	5,404	64,827	61,718
Net unrealized appreciation (depreciation)(B)	(10,011)	(252)	(23)	7,513	6,432	3,659
Reversal of prior period net depreciation (appreciation) on realization(B)	9,612	295	—	(5,404)	(60,010)	(55,507)
New investments, repayments and settlements: (C)
Issuances/originations	212,754	47,827	345	6,262	915	268,103
Settlements/repayments	(221,130)	(17,287)	—	—	—	(238,417)
Net proceeds from sales	—	—	—	(19,404)	(70,160)	(89,564)
Transfers	(8,500)	—	—	—	8,500	—
Fair Value as of June 30, 2025	$529,149	$144,299	$354	$25,717	$46,695	$746,214
Change in unrealized appreciation (depreciation) attributable to investments still held at June 30, 2025	$(8,899)	$(399)	$(23)	$7,513	$2,421	$613
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

Investment Concentrations
As of June 30, 2026, our investment portfolio consisted of investments in 59 portfolio companies located in 24 states in 17 different industries, with an aggregate fair value of $953.3 million. The five largest investments at fair value as of June 30, 2026 totaled $203.4 million, or 21.3% of our total investment portfolio, as compared to the five largest investments at fair value as of September 30, 2025 totaling $196.5 million, or 22.9% of our total investment portfolio. As of June 30, 2026 and September 30, 2025, our average investment by obligor was $16.4 million and $15.9 million at cost, respectively.
The following table outlines our investments by security type as of June 30, 2026 and September 30, 2025:

	June 30, 2026				September 30, 2025
	Cost		Fair Value		Cost		Fair Value
Secured first lien debt	$690,585	71.3%	$665,834	69.8%	$646,131	73.7%	$622,371	72.4%
Secured second lien debt	185,990	19.2	185,844	19.5	149,937	17.1	150,542	17.5
Unsecured debt	594	0.1	356	0.1	555	0.1	333	0.1
Total debt investments	877,169	90.6	852,034	89.4	796,623	90.9	773,246	90.0
Preferred equity	44,369	4.6	40,876	4.3	37,429	4.3	31,214	3.6
Common equity/equivalents	47,123	4.8	60,416	6.3	42,562	4.8	54,664	6.4
Total equity investments	91,492	9.4	101,292	10.6	79,991	9.1	85,878	10.0
Total Investments	$968,661	100.0%	$953,326	100.0%	$876,614	100.0%	$859,124	100.0%
Our investments at fair value consisted of the following industry classifications as of June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
Industry Classification	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
Diversified/Conglomerate Manufacturing	$289,704	30.4%	$202,466	23.6%
Healthcare, Education, and Childcare	220,268	23.1	273,262	31.8
Diversified/Conglomerate Service	151,376	15.9	152,042	17.7
Beverage, Food, and Tobacco	86,132	9.0	54,605	6.4
Cargo Transportation	50,000	5.2	20,000	2.3
Home and Office Furnishings, Housewares and Durable Consumer Products	34,793	3.6	30,000	3.5
Machinery	25,768	2.7	26,381	3.1
Personal, Food, and Miscellaneous Services	22,493	2.4	23,700	2.7
Ecological	18,201	1.9	—	—
Personal and Non-Durable Consumer Products	16,246	1.7	13,866	1.6
Oil and Gas	13,510	1.4	17,512	2.0
Automobile	8,099	0.9	27,361	3.2
Printing and Publishing	4,385	0.5	5,809	0.7
Other, < 2.0%	12,351	1.3	12,120	1.4
Total Investments	$953,326	100.0%	$859,124	100.0%

Our investments at fair value were included in the following U.S. geographic regions as of June 30, 2026 and September 30, 2025:

	June 30, 2026		September 30, 2025
Location	Fair Value	Percentage of Total Investments	Fair Value	Percentage of Total Investments
South	$373,171	39.1%	$287,371	33.5%
Midwest	231,723	24.3	237,417	27.6
West	198,233	20.8	233,564	27.2
Northeast	150,199	15.8	100,772	11.7
Total Investments	$953,326	100.0%	$859,124	100.0%
The geographic composition indicates the location of the headquarters for our portfolio companies. A portfolio company may have additional locations in other geographic regions.
Investment Principal Repayments
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026:

		Amount
For the remaining three months ending September 30:	2026(A)	$11,456
For the fiscal years ending September 30:	2027	84,622
	2028	176,116
	2029	121,834
	2030	312,771
	Thereafter	171,579
	Total contractual repayments	$878,378
	Adjustments to cost basis of debt investments	(1,209)
	Investments in equity securities	91,492
	Investments held as of June 30, 2026 at cost:	$968,661
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of June 30, 2026.
Receivables from Portfolio Companies
Receivables from portfolio companies represent non-recurring costs incurred on behalf of such portfolio companies and are included in other assets on our accompanying Consolidated Statements of Assets and Liabilities. We generally maintain an allowance for uncollectible receivables from portfolio companies when the receivable balance becomes 90 days or more past due or if it is determined, based upon management’s judgment, that the portfolio company is unable to pay its obligations. We write off accounts receivable when we have exhausted collection efforts and have deemed the receivables uncollectible. As of June 30, 2026 and September 30, 2025, we had gross receivables from portfolio companies of $2.6 million and $2.4 million, respectively. The allowance for uncollectible receivables was $81 thousand and $52 thousand as of June 30, 2026 and September 30, 2025, respectively.
NOTE 4. RELATED PARTY TRANSACTIONS
Transactions with the Adviser
We have been externally managed by the Adviser pursuant to the Advisory Agreement since October 1, 2004 pursuant to which we pay the Adviser a base management fee and an incentive fee for its services. On July 14, 2026, our Board of Directors, including a majority of the directors who are not parties to the Advisory Agreement or interested persons of us or the Adviser, unanimously approved the renewal of the Advisory Agreement through August 31, 2027.

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
David Gladstone (our chairman) serves as a director and executive officer of the Adviser, which, as of June 30, 2026, is 100% indirectly owned by Mr. Gladstone. Robert Marcotte (our chief executive officer and president) also serves as executive vice president of private equity of the Adviser. Michael McQuigg, our executive vice president, who will assume the role of our president on October 1, 2026, is also a Senior Managing Director of the Adviser. Michael LiCalsi, our chief administrative officer, co-general counsel, and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Erich Hellmold, our co-general counsel and co-secretary, serves in the same roles for the Adviser and Administrator. John Sateri, our chief investment officer, also serves in the same role for the Adviser.
The following table summarizes the base management fee, incentive fee, and loan servicing fee and associated non-contractual, unconditional and irrevocable credits reflected in our accompanying Consolidated Statements of Operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Average total assets subject to base management fee(A)(B)	$941,257	$764,800	$917,105	$787,733
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%	1.3125%	1.3125%
Base management fee(C)	$4,118	$3,346	$12,037	$10,339
Portfolio company fee credit	(1,603)	(1,089)	(3,622)	(3,897)
Syndicated loan fee credit	—	(11)	—	(32)
Net Base Management Fee	$2,515	$2,246	$8,415	$6,410
Loan servicing fee(C)	2,697	2,154	7,661	6,610
Credit to base management fee - loan servicing fee(C)	(2,697)	(2,154)	(7,661)	(6,610)
Net Loan Servicing Fee	$—	$—	$—	$—
Incentive fee(C)	2,569	2,594	8,080	7,705
Incentive fee credit	—	(679)	—	(2,341)
Net Incentive Fee	$2,569	$1,915	$8,080	$5,364
Portfolio company fee credit	(1,603)	(1,089)	(3,622)	(3,897)
Syndicated loan fee credit	—	(11)	—	(32)
Incentive fee credit	—	(679)	—	(2,341)
Credits to Fees From Adviser - other(C)	$(1,603)	$(1,779)	$(3,622)	$(6,270)
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
Our Board of Directors accepted a non-contractual, unconditional, and irrevocable credit from the Adviser to reduce the annual base management fee on syndicated loan participations to 0.5%, to the extent that proceeds resulting from borrowings were used to purchase such syndicated loan participations, for the three and nine months ended June 30, 2025.
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
The second part of the incentive fee is a capital gains-based incentive fee that is determined and payable in arrears as of the end of each fiscal year (or upon termination of the Advisory Agreement, as of the termination date) and equals 20.0% of our “net realized capital gains” (as defined herein) as of the end of the fiscal year. In determining the capital gains-based incentive fee payable to the Adviser, we calculate “net realized capital gains” at the end of each applicable year by subtracting the sum of our cumulative aggregate realized capital losses and our entire portfolio’s aggregate unrealized capital depreciation from our cumulative aggregate realized capital gains. For this purpose, cumulative aggregate realized capital gains, if any, equals the sum of the differences between the net sales price of each investment, when sold, and the original cost of such investment since inception. Cumulative aggregate realized capital losses equals the sum of the amounts by which the net sales price of each investment, when sold, is less than the original cost of such investment since inception. The entire portfolio’s aggregate unrealized capital depreciation, if any, equals the sum of the difference between the valuation of each investment as of the applicable calculation date and the original cost of such investment. At the end of the applicable fiscal year, the amount of capital gains that serves as the basis for our calculation of the capital gains-based incentive fee equals the cumulative aggregate realized capital gains less cumulative aggregate realized capital losses, less the entire portfolio’s aggregate unrealized capital depreciation, if any. If this number is positive at the end of such fiscal year, then the capital gains-based incentive fee for such year equals 20.0% of such amount, less the aggregate amount of any capital gains-based incentive fees paid in respect of our portfolio in all prior years. No capital gains-based incentive fee has been recorded or paid since our inception through June 30, 2026, as cumulative unrealized capital depreciation has exceeded cumulative realized capital gains net of cumulative realized capital losses.

In accordance with GAAP, a capital gains-based incentive fee accrual is calculated using the aggregate cumulative realized capital gains and losses and aggregate cumulative unrealized capital appreciation and depreciation. If such amount is positive at the end of a period, then GAAP requires us to record a capital gains-based incentive fee equal to 20.0% of such amount, less the aggregate amount of actual capital gains-based incentive fees paid in all prior years. If such amount is negative, then there is no accrual for such period. GAAP requires that the capital gains-based incentive fee accrual consider the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains-based incentive fee would be payable if such unrealized capital appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. No GAAP accrual for a capital gains-based incentive fee has been recorded from our inception through June 30, 2026.

Our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders for the three and nine months ended June 30, 2025.
Transactions with the Administrator
We have entered into the Administration Agreement with the Administrator to provide administrative services. We reimburse the Administrator pursuant to the Administration Agreement for the portion of expenses the Administrator incurs while performing services for us. The Administrator’s expenses are primarily rent and the salaries, benefits and expenses of the Administrator’s employees, including: our chief financial officer and treasurer, chief compliance officer, chief valuation officer, and co-general counsels and co-secretaries and their respective staffs. David Gladstone (our chairman) serves as a member of the board of managers and executive officer of the Administrator, which, as of June 30, 2026, is 100% indirectly owned and controlled by Mr. Gladstone. Another of our officers, Michael LiCalsi, our chief administrative officer, co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator (in addition to serving as president of our Administrator). Erich Hellmold, our co-general counsel and co-secretary, also serves in the same roles for our Adviser and Administrator.
Our allocable portion of the Administrator’s expenses is generally derived by multiplying the Administrator’s total expenses by the approximate percentage of time during the current quarter the Administrator’s employees performed services for us in relation to their time spent performing services for all companies serviced by the Administrator. On July 14, 2026, our Board of Directors, including a majority of the directors who are not parties to the Administration Agreement or interested persons of either party, approved the renewal of the Administration Agreement through August 31, 2027.
Transactions with Gladstone Securities, LLC
Gladstone Securities, LLC (“Gladstone Securities”), a privately-held broker-dealer registered with the Financial Industry Regulatory Authority and insured by the Securities Investor Protection Corporation, which is 100% indirectly owned and controlled by Mr. Gladstone, our chairman, has provided other services, such as investment banking and due diligence services, to certain of our portfolio companies, for which Gladstone Securities receives a fee. Any such fees paid by portfolio companies to Gladstone Securities do not impact the fees we pay to the Adviser or the non-contractual, unconditional and irrevocable credits against the base management fee or incentive fee. Gladstone Securities received fees from portfolio companies totaling $0.3 million and $0.6 million during the three and nine months ended June 30, 2026, respectively, and $0.1 million and $0.5 million during the three and nine months ended June 30, 2025, respectively.

We entered into a dealer manager agreement (the “Dealer Manager Agreement”) with Gladstone Securities pursuant to which Gladstone Securities serves as our exclusive dealer manager in connection with the offering of our Series A Preferred Stock (as defined in Note 6—Cumulative Redeemable Preferred Stock Offering). Under the Dealer Manager Agreement, Gladstone Securities provides certain sales, promotional and marketing services to us in connection with the offering of the Series A Preferred Stock (the “Series A Offering”), and we pay Gladstone Securities (i) selling commissions of up to 7.00% of the gross proceeds from sales of Series A Preferred Stock in the offering, and (ii) a dealer manager fee of up to 3.0% of the gross proceeds from sales of Series A Preferred Stock in the offering. Gladstone Securities may, in its sole discretion, reallow a portion of the dealer manager fee to participating broker-dealers in support of the Series A Offering. The terms of the Dealer Manager Agreement were approved by our board of directors, including its independent directors. During the three and nine months ended June 30, 2026, we paid Gladstone Securities selling commissions and dealer manager fees totaling $1.1 million and $3.0 million, respectively, related to the offering of Series A Preferred Stock, which are netted against gross proceeds from the sales. During the three and nine months ended June 30, 2025, we paid Gladstone Securities selling commissions and dealer manager fees totaling $0.3 million and $0.7 million, respectively.

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

Related Party Fees Due
Amounts due to related parties on our accompanying Consolidated Statements of Assets and Liabilities were as follows:

	June 30, 2026	September 30, 2025
Base management fee due to (from) Adviser	$(183)	$(408)
Loan servicing fee due to Adviser	628	551
Incentive fee due to Adviser	2,569	2,778
Total fees due to Adviser	3,014	2,921
Fee due to Administrator	956	610
Total Related Party Fees Due	$3,970	$3,531
In addition to the above fees, other operating expenses due to the Adviser as of June 30, 2026 and September 30, 2025 totaled $0.2 million and $0.1 million, respectively. In addition, net expenses payable to Gladstone Investment Corporation (for reimbursement purposes), which includes certain co-investment expenses, totaled $81 thousand and $52 thousand as of June 30, 2026 and September 30, 2025, respectively. These amounts are generally settled in the quarter subsequent to being incurred and are included in other liabilities on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2026 and September 30, 2025.
NOTE 5. BORROWINGS
Revolving Line of Credit

We, through our wholly owned subsidiary, Business Loan, have entered into the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. On November 25, 2025, we, through Business Loan, entered into Amendment No. 10 to the Credit Facility to increase the total commitment by $20.0 million. On February 3, 2026, we, through Business Loan, entered into Amendment No. 11 to the Credit Facility to increase the total commitment by $25.0 million.
As of June 30, 2026, our Credit Facility had a total commitment amount of $365.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027, and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
The following tables summarize noteworthy information related to our Credit Facility:

	June 30, 2026	September 30, 2025
Commitment amount	$365,000	$320,000
Line of credit outstanding, at cost	177,500	—
Availability(A)	172,467	307,467

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2026	2025	2026	2025
Weighted average borrowings outstanding, at cost	$206,057	$6,558	$170,305	$28,711
Weighted average interest rate(B)	6.8%	58.3%	7.1%	17.3%
Commitment (unused) fees incurred	$241	$724	$918	$2,013
(A)    Available borrowings are subject to various constraints imposed under our Credit Facility, based on the aggregate loan balance pledged by Business Loan, which varies as loans are added and repaid, regardless of whether such repayments are prepayments or made as contractually required.
(B)     Includes unused commitment fees and excludes the impact of deferred financing costs.
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statements of Assets and Liabilities as of June 30, 2026 and September 30, 2025.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after June 23, 2025 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $521.9 million as of June 30, 2026, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2026, and as defined in our Credit Facility, we had a net worth of $736.6 million, asset coverage on our “senior securities representing indebtedness” of 218.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 40 obligors in our Credit Facility’s borrowing base as of June 30, 2026. As of June 30, 2026, we were in compliance with all of our Credit Facility covenants.
Fair Value
We elected to apply the fair value option of ASC 825, “Financial Instruments,” specifically for the Credit Facility, which was consistent with our application of ASC 820 to our investments. Generally, the fair value of our Credit Facility is determined using a yield analysis which includes a DCF calculation and the assumptions that the Valuation Team believes market participants would use, including the estimated remaining life, counterparty credit risk, current market yield and interest rate spreads of similar securities as of the measurement date. As of June 30, 2026, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.60% per annum, plus a 0.60% unused commitment fee. As of September 30, 2025, the discount rate used to determine the fair value of our Credit Facility was one-month Term SOFR, plus 2.60% per annum, plus a 1.00% unused commitment fee. Generally, an increase or decrease in the discount rate used in the DCF calculation may result in a corresponding decrease or increase, respectively, in the fair value of our Credit Facility. As of June 30, 2026 and September 30, 2025, our Credit Facility was valued using Level 3 inputs and any changes in its fair value are recorded in net unrealized depreciation (appreciation) of other on our accompanying Consolidated Statements of Operations.

The following tables present our Credit Facility carried at fair value as of June 30, 2026 and September 30, 2025, on our accompanying Consolidated Statements of Assets and Liabilities for Level 3 of the hierarchy established by ASC 820 and the changes in fair value of our Credit Facility during the three and nine months ended June 30, 2026 and 2025:

	Total Recurring Fair Value Measurement Reported in
	Consolidated Statements of Assets and Liabilities Using Significant Unobservable Inputs (Level 3)
	June 30, 2026	September 30, 2025
Credit Facility	$177,500	$—

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Three Months Ended June 30,
	2026	2025
Fair value as of March 31, 2026 and 2025, respectively	$199,800	$25,149
Borrowings	97,000	63,500
Repayments	(119,300)	(61,100)
Net unrealized appreciation	—	(49)
Fair Value as of June 30, 2026 and 2025, respectively	$177,500	$27,500

Fair Value Measurements Using Significant Unobservable Data Inputs (Level 3)
	Nine Months Ended June 30,
	2026	2025
Fair value as of September 30, 2025 and 2024, respectively	$—	$70,600
Borrowings	381,000	212,000
Repayments	(203,500)	(255,100)
Net unrealized appreciation	—	—
Fair Value as of June 30, 2026 and 2025, respectively	$177,500	$27,500
The fair value of the collateral under our Credit Facility totaled approximately $868.6 million and $754.6 million as of June 30, 2026 and September 30, 2025, respectively.
Notes Payable
2030 Convertible Notes
In September 2025, we completed an offering of $149.5 million aggregate principal amount of 5.875% Convertible Notes due 2030 (the “2030 Convertible Notes”) for net proceeds of approximately $142.8 million after deducting underwriting discounts, commissions and offering expenses borne by us. The 2030 Convertible Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. The 2030 Convertible Notes bear interest at a rate of 5.875% per year. Interest is payable semi-annually in arrears on April 1 and October 1 of each year (which equates to approximately $8.8 million per year).

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

The following table summarizes certain key terms related to the convertible features of the 2030 Convertible Notes as of June 30, 2026.

2030 Convertible Notes
Conversion Premium	10.0%
Closing stock price at issuance	$23.65
Closing stock price date	September 9, 2025
Conversion price(A)	$25.90
Conversion rate (shares per $1,000 principal amount)(A)	38.61
Last conversion price calculation date	September 22, 2025
(A)Represents conversion price and conversion rate, as applicable, as of June 30, 2026.

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
The 2030 Convertible Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities. The fair value of the 2030 Convertible Notes, based on the indicative bid price offered by a recognized independent data provider was $143.7 million on June 30, 2026, which we consider to be a Level 2 input within the ASC 820 hierarchy.
2029 Notes

In June 2026, we completed an offering of 7.00% Notes due 2029 with an aggregate principal amount of $60.0 million (the “2029 Notes”), which resulted in net proceeds of approximately $58.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2029 Notes will mature on December 15, 2029 and may be redeemed in whole or in part at any time prior to September 15, 2029 at par plus a “make-whole” premium and thereafter at par plus accrued and unpaid interest thereon to the redemption date. The 2029 Notes bear interest at a rate of 7.00% per year. Interest is payable semi-annually on June 15 and December 15 of each year (which equates to approximately $4.2 million per year) beginning December 15, 2026.

The indenture relating to the 2029 Notes contains certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2029 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

The 2029 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities. The fair value, based on a DCF analysis, of the 2029 Notes as of June 30, 2026 was $60.0 million. We consider the 2029 Notes to be Level 3 within the ASC 820 fair value hierarchy.
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

The 2027 Notes are recorded at the principal amount, plus applicable premiums, less discounts and offering costs, on our Consolidated Statements of Assets and Liabilities. The fair value, based on a DCF analysis, of the 2027 Notes as of June 30, 2026 was $48.7 million. We consider the 2027 Notes to be Level 3 within the ASC 820 fair value hierarchy.

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
NOTE 6. CUMULATIVE REDEEMABLE PREFERRED STOCK OFFERING
In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share. Pursuant to the Dealer Manager Agreement, the offering will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold. See Note 4, Related-Party Transactions— Transactions with Gladstone Securities, LLC, for a discussion of the commissions and fees to be paid to Gladstone Securities in connection with the Series A Offering.

The Series A Preferred Stock is currently being sold pursuant to our shelf registration statement on Form N-2 (File No. 333-275934) (the “2024 Registration Statement”), under the Securities Act of 1933, as amended, and a prospectus supplement, dated November 22, 2024, and a base prospectus dated January 17, 2024. As of June 30, 2026, we had a remaining capacity to sell up to an additional 3,987,089 of Series A Preferred Shares under the Dealer Manager Agreement.

During the three and nine months ended June 30, 2026, we sold 438,694 and 1,182,099 shares of Series A Preferred Stock, respectively, for gross proceeds of $11.0 million and $29.6 million, respectively, and net proceeds of $9.8 million and $26.4 million, respectively. During the three and nine months ended June 30, 2025, we sold 127,427 and 300,689 shares of Series A Preferred Stock, respectively, for gross proceeds of $3.2 million and $7.5 million, respectively, and net proceeds of $2.9 million and $6.7 million, respectively. During the three and nine months ended June 30, 2026, we redeemed 10,600 and 34,640 shares of Series A Preferred Stock for a total gross cost of $0.3 million and $0.9 million, respectively. During each of the three and nine months ended June 30, 2025, we redeemed 2,800 shares of Series A Preferred Stock for a total gross cost of $70 thousand. There were 2,012,911 and 865,452 shares of Series A Preferred Stock outstanding as of June 30, 2026 and September 30, 2025, respectively.

In accordance with ASC 480-10-S99-3A, the Company’s Series A Preferred Stock has been classified in temporary equity on the Consolidated Statements of Assets and Liabilities. The Series A Preferred Stock is recorded net of offering and issuance costs. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations, which totaled $0.7 million and $1.8 million during the three and nine months ended June 30, 2026, respectively, and $0.2 million and $0.6 million during the three and nine months ended June 30, 2025, respectively.

We may be required to mandatorily redeem some or all of the shares of our Series A Preferred Stock if we fail to maintain asset coverage of at least the minimum amount required by Sections 18 and 61 of the 1940 Act (which is currently 150%). The asset coverage on our “senior securities that are stock” as of June 30, 2026 was 196.2%, calculated in accordance with Sections 18 and 61 of the 1940 Act.

We paid cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the three and nine months ended June 30, 2026 and 2025.

NOTE 7. REGISTRATION STATEMENT AND COMMON EQUITY OFFERINGS
Common Stock At-the-Market Offerings

In August 2024, we entered into an equity distribution agreement with Jefferies LLC and Huntington Securities, Inc, under which we have the ability to issue and sell, from time to time, shares of our common stock with an aggregate offering price of up to $150.0 million in an “at the market offering” (the “2024 ATM Program”). During the three and nine months ended June 30, 2025, we sold 0 and 99,265 shares of our common stock, respectively, under the 2024 ATM Program, at a weighted-average price of $24.90 per share and raised $2.5 million of gross proceeds. Net proceeds, after deducting commissions and offering costs borne by us, were approximately $2.4 million. There were no shares sold under the 2024

ATM Program during the three and nine months ended June 30, 2026. As of June 30, 2026, we had a remaining capacity to sell up to an additional $129.4 million of our common stock under the 2024 ATM Program.

Shelf Registration Statement

Our 2024 Registration Statement, which was declared effective on January 17, 2024, permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock or preferred stock. As of June 30, 2026, we had the ability to issue up to $430.6 million in securities under the 2024 Registration Statement.
NOTE 8. NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS PER WEIGHTED AVERAGE COMMON SHARE
The following table sets forth the computation of basic and diluted net increase (decrease) in net assets resulting from operations per weighted average common share for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator: basic net increase (decrease) in net assets resulting from operations per common share	$13,270	$7,448	$34,183	$43,220
Denominator: basic weighted average common share	22,593,069	22,329,852	22,593,069	22,323,668
Basic net increase (decrease) in net assets resulting from operations per common share	$0.59	$0.33	$1.51	$1.93
Numerator for basic net increase (decrease) in net assets resulting from operations per common share	$13,270	$7,448	$34,183	$43,220
Adjustment for interest and amortization on 2030 Convertible Notes	2,530	—	7,588	—
Numerator for diluted net increase (decrease) in net assets resulting from operations per common share	$15,800	$7,448	$41,771	$43,220
Denominator for basic weighted average common shares	22,593,069	22,329,852	22,593,069	22,323,668
Adjustment for dilutive effect of 2030 Convertible Notes	5,771,806	—	5,771,806	—
Denominator for diluted weighted average common shares	28,364,875	22,329,852	28,364,875	22,323,668
Diluted net increase (decrease) in net assets resulting from operations per common share(A)	$0.56	$0.33	$1.47	$1.93
(A)    In applying the if-converted method, conversion is not assumed for purposes of computing diluted earnings per share if the effect would be anti-dilutive. For the three and nine months ended June 30, 2026 and June 30, 2025, respectively, there was no anti-dilution.
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
We paid the following monthly distributions to common stockholders for the nine months ended June 30, 2026 and 2025:

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2026	October 14, 2025	October 24, 2025	October 31, 2025	$0.15
	October 14, 2025	November 17, 2025	November 26, 2025	0.15
	October 14, 2025	December 22, 2025	December 31, 2025	0.15
	January 13, 2026	January 23, 2026	January 30, 2026	0.15
	January 13, 2026	February 18, 2026	February 27, 2026	0.15
	January 13, 2026	March 23, 2026	March 31, 2026	0.15
	April 14, 2026	April 24, 2026	April 30, 2026	0.15
	April 14, 2026	May 20, 2026	May 29, 2026	0.15
	April 14, 2026	June 23, 2026	June 30, 2026	0.15
	Nine Months Ended June 30, 2026:			$1.35

Fiscal Year	Declaration Date	Record Date	Payment Date	Distribution per Common Share
2025	October 8, 2024	October 22, 2024	October 31, 2024	$0.165
	October 8, 2024	November 20, 2024	November 29, 2024	0.165
	November 12, 2024	December 4, 2024	December 18, 2024(A)	0.400
	October 8, 2024	December 20, 2024	December 31, 2024	0.165
	January 14, 2025	January 24, 2025	January 31, 2025	0.165
	January 14, 2025	February 19, 2025	February 28, 2025	0.165
	January 14, 2025	March 19, 2025	March 31, 2025	0.165
	April 8, 2025	April 21, 2025	April 30, 2025	0.165
	April 8, 2025	May 21, 2025	May 30, 2025	0.165
	April 8, 2025	June 20, 2025	June 30, 2025	0.165
	Nine Months Ended June 30, 2025:			$1.89
(A)    Represents a supplemental distribution to common stockholders.

Aggregate distributions declared and paid to our common stockholders were approximately $30.5 million and $42.1 million for the nine months ended June 30, 2026 and 2025, respectively, and were declared based on estimates of Investment Company Taxable Income. For the fiscal year ended September 30, 2025, our current and accumulated earnings and profits exceeded common stock distributions declared and paid, and, in accordance with Section 855(a) of the Code, we elected to treat $5.5 million of the first common distributions paid to common stockholders in the subsequent fiscal year as having been paid in the prior year.
For the nine months ended June 30, 2026 and the fiscal year ended September 30, 2025, we recorded the following adjustments for book-tax differences to reflect tax character. Results of operations, total net assets, and cash flows were not affected by these adjustments.

	Nine Months Ended June 30, 2026	Year Ended September 30, 2025
Undistributed net investment income	$(2,536)	$(946)
Accumulated net realized gain (loss)	2,541	1,053
Capital in excess of par value	(5)	(107)

NOTE 10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to certain legal proceedings incidental to the normal course of our business. We are required to establish reserves for litigation matters where those matters present loss contingencies that are both probable and estimable. When loss contingencies are not both probable and estimable, we do not establish reserves. Based on current knowledge, we do not believe that loss contingencies, if any, arising from pending investigations, litigation or regulatory matters will have a material adverse effect on our financial condition, results of operations or cash flows. Additionally, based on our current knowledge, we do not believe such loss contingencies are both probable and estimable and therefore, as of June 30, 2026 and September 30, 2025, we had no established reserves for such loss contingencies.
Escrow Holdbacks
From time to time, we enter into arrangements relating to exits of certain investments whereby specific amounts of the proceeds are held in escrow to be used to satisfy potential obligations, as stipulated in the sales agreements. We record escrow amounts in Restricted cash and cash equivalents, if received in cash but subject to potential obligations or other contractual restrictions, or as escrow receivables in Other assets, net, if not yet received in cash, on our accompanying Consolidated Statements of Assets and Liabilities. We establish reserves and holdbacks against escrow amounts if we determine that it is probable and estimable that a portion of the escrow amounts will not ultimately be released or received at the end of the escrow period. Reserves and holdbacks against escrow amounts were $1.5 million as of June 30, 2026 and September 30, 2025.
Financial Commitments and Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans and the uncalled capital commitment as of June 30, 2026 and September 30, 2025 to be immaterial.
The following table summarizes the amounts of our unused lines of credit, delayed draw term loans and uncalled capital commitment, at cost, as of June 30, 2026 and September 30, 2025, which are not reflected as liabilities in the accompanying Consolidated Statements of Assets and Liabilities:

	June 30, 2026	September 30, 2025
Unused line of credit commitments(A)	$59,173	$54,553
Delayed draw term loans(A)	36,100	11,000
Uncalled capital commitment	—	843
Total	$95,273	$66,396
(A)    There may be specific covenant requirements that temporarily limit a portfolio company’s availability to draw on an unused line of credit commitment or a delayed draw term loan.

NOTE 11. FINANCIAL HIGHLIGHTS

	Nine Months Ended June 30,
	2026	2025
Per Common Share Data:
Net asset value at beginning of period(A)	$21.34	$21.18
Income from operations(B)
Net investment income	1.51	1.50
Net realized and unrealized gain (loss) on investments	0.16	0.43
Net realized and unrealized gain (loss) on other	(0.08)	—
Preferred stock dividends	(0.08)	—
Total from operations	1.51	1.93
Distributions to common stockholders from(B)(C)
Net investment income	(1.32)	(1.49)
Realized gains	(0.03)	(0.40)
Total distributions	(1.35)	(1.89)
Capital share transactions(B)
Anti-dilutive effect of common stock issuance(D)	—	0.02
Total capital share transactions	—	0.02
Other, net	—	0.01
Net asset value at end of period(A)	$21.50	$21.25
Per common share market value at beginning of period	$21.87	$24.05
Per common share market value at end of period	19.42	26.97
Total return(E)	(4.82)%	20.16%
Common stock outstanding at end of period(A)	22,593,069	22,329,852
Statement of Assets and Liabilities Data:
Net assets at end of period	$485,717	$474,454
Average net assets(F)	482,693	478,420
Senior Securities Data:
Borrowings under line of credit, at cost	177,500	27,500
Preferred Stock	50,323	16,196
Notes Payable	259,500	257,000
Ratios/Supplemental Data:
Ratio of net expenses to average net assets – annualized(G)(H)	11.30%	8.76%
Ratio of net investment income to average net assets – annualized(I)	9.42%	9.41%
Portfolio Turnover Ratio	15.54%	35.18%
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
(H)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net expenses to average net assets would have been 14.45% and 12.38% for the nine months ended June 30, 2026 and June 30, 2025, respectively.
(I)    Had we not received any non-contractual, unconditional and irrevocable credits of fees from the Adviser, the ratio of net investment income to average net assets would have been 6.32% and 5.84% for the nine months ended June 30, 2026 and June 30, 2025, respectively.

NOTE 12. SUBSEQUENT EVENTS
Portfolio Activity

In July 2026, our debt investment in Pan-Am Dental, LLC (“Pan-Am”) was refinanced. Our existing debt investment totaling $23.0 million was repaid at par, and we invested a total of $25.7 million in Pan-Am through new secured first lien debt and additional equity.

In July 2026, our investment in Imperative Holdings Corporation was paid off, which resulted in a net realized gain on our common equity investment and the repayment of our debt investment of $11.0 million at par.

Distributions and Dividends
On July 14, 2026, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2026	July 31, 2026	$0.15
August 18, 2026	August 31, 2026	0.15
September 21, 2026	September 30, 2026	0.15
	Total for the Quarter:	$0.45

Record Date	Payment Date	Distribution per Series A Preferred Stock
July 28, 2026	August 5, 2026	$0.130208
August 26, 2026	September 4, 2026	0.130208
September 25, 2026	October 5, 2026	0.130208
	Total for the Quarter:	$0.390624

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

We were established for the purpose of investing in debt and equity securities of established private businesses operating in the U.S. Our investment objectives are to: (1) achieve and grow current income by investing in debt securities of established lower middle market companies in the U.S. that we believe will provide stable earnings and cash flow to pay expenses, make principal and interest payments on our outstanding indebtedness and make distributions to stockholders that grow over time; and (2) provide our stockholders with long-term capital appreciation in the value of our assets by investing in equity securities, in connection with our debt investments, that we believe can grow over time to permit us to sell our equity investments for capital gains. To achieve our investment objectives, our primary investment strategy is to invest in several categories of debt and equity securities, with each investment generally ranging from $8 million to $40 million, although investment size may vary, depending upon our total assets or available capital at the time of investment. We expect that our investment portfolio over time will consist of approximately 90.0% debt investments and 10.0% equity investments, at cost. As of June 30, 2026, our investment portfolio was made up of approximately 90.6% debt investments and 9.4% equity investments, at cost.
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
During the nine months ended June 30, 2026, we invested $138.5 million in nine new portfolio companies and extended $86.3 million in investments to existing portfolio companies. In addition, we exited five portfolio companies during the nine months ended June 30, 2026. We received a total of $139.3 million in combined net proceeds and principal repayments from the aforementioned portfolio company exits, as well as principal repayments by existing portfolio companies, during the nine months ended June 30, 2026. Our overall portfolio consists of 59 portfolio companies as of June 30, 2026 and increased by $92.0 million at cost since September 30, 2025. From our initial public offering in August 2001 through June 30, 2026, we have made 736 different loans to, or investments in, 301 companies for a total of approximately $3.4 billion, before giving effect to principal repayments on investments and divestitures.
During the nine months ended June 30, 2026, the following significant transactions occurred:

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
•In April 2026, we invested $12.7 million in OneSource HoldCo LLC (“OneSource”) through secured first lien debt and common equity. We also extended OneSource a $2.0 million line of credit commitment, of which $1.0 million was funded at close.
•In April 2026, we invested $32.5 million in SWECO Worldwide, Inc. (“SWECO”) through secured first lien debt and common equity. We also extended SWECO a $6.0 million line of credit commitment, which was unfunded at close.
•In May 2026, our $33.9 million debt investment in Giving Home Health Care, LLC paid off at par.
•In May 2026, we invested $13.5 million in SPC Excelus Holdings, Inc. (“Excelus”) through secured first lien debt and preferred equity. We also extended Excelus a $4.0 million line of credit commitment, which was unfunded at close.

•In May 2026, we invested an additional $2.8 million in Engineering Manufacturing Technologies, LLC (“EMT”) through secured first lien term debt. We also extended EMT a new $8.0 million delayed draw term loan commitment, of which $2.1 million was funded at close.
•In June 2026, we invested $7.0 million in Ascendia Autism Care Partners LLC (“Ascendia”) through secured first lien debt and common equity. We also extended Ascendia a $1.5 million line of credit commitment and $3.5 million delayed draw term loan commitment, both of which were unfunded at close.

Refer to Note 12 — Subsequent Events in the accompanying Consolidated Financial Statements included elsewhere in this Quarterly Report for portfolio activity occurring subsequent to June 30, 2026.
Capital Raising
We have been able to meet our capital needs through extensions of and amendments to our line of credit with KeyBank National Association (“KeyBank”), as administrative agent, lead arranger and lender (as amended and/or restated from time to time, our “Credit Facility”) and by accessing the capital markets in the form of public equity offerings of common and preferred stock and public and private debt offerings. We have successfully extended the Credit Facility’s revolving period multiple times, most recently to October 2027, and have a total commitment amount of $365.0 million as of June 30, 2026. During the nine months ended June 30, 2026, we sold 1,182,099 shares of 6.25% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”) for gross proceeds of $29.6 million. In September 2025, we completed an offering of $149.5 million aggregate principal amount of our 5.875% Convertible Notes due 2030 (the “2030 Convertible Notes”). In June 2026, we completed an offering of 7.00% Notes due 2029 with an aggregate principal amount of $60.0 million (the “2029 Notes”). Refer to “Liquidity and Capital Resources — Revolving Line of Credit,” “Liquidity and Capital Resources — Equity — Preferred Stock,” and “Liquidity and Capital Resources — Notes Payable” for further discussion.
Although we have been able to access the capital markets historically and in recent years, market conditions may affect the trading price of our capital stock and thus may inhibit our ability to finance new investments through the issuance of equity in the future. When our common stock trades below net asset value (“NAV”) per common share, our ability to issue equity is constrained by provisions of the 1940 Act, which generally prohibits the issuance and sale of our common stock below NAV per common share without first obtaining approval from our stockholders and our independent directors, other than through sales to our then-existing stockholders pursuant to a rights offering. On June 30, 2026, the closing market price of our common stock was $19.42 per share, a 9.7% discount to our June 30, 2026 NAV per share of $21.50.
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
As of June 30, 2026, our asset coverage on our “senior securities representing indebtedness” was 218.6% and our asset coverage on our “senior securities that are stock” was 196.2%.

Recent Developments
Distributions
On July 14, 2026, our Board of Directors declared the following distributions to common and preferred stockholders:

Record Date	Payment Date	Distribution per Common Share
July 24, 2026	July 31, 2026	$0.15
August 18, 2026	August 31, 2026	0.15
September 21, 2026	September 30, 2026	0.15
	Total for the Quarter:	$0.45

Record Date	Payment Date	Distribution per Series A Preferred Stock
July 28, 2026	August 5, 2026	$0.130208
August 26, 2026	September 4, 2026	0.130208
September 25, 2026	October 5, 2026	0.130208
	Total for the Quarter:	$0.390624

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
INVESTMENT INCOME
Interest income	$24,294	$20,853	$3,441	16.5%
Other income	201	804	(603)	(75.0)%
Total investment income	24,495	21,657	2,838	13.1
EXPENSES
Base management fee	4,118	3,346	772	23.1
Loan servicing fee	2,697	2,154	543	25.2
Incentive fee	2,569	2,594	(25)	(1.0)
Administration fee	514	464	50	10.8
Interest expense on line of credit and notes payable	6,460	4,451	2,009	45.1
Amortization of deferred financing costs	745	609	136	22.3
Other expenses	687	678	9	1.3
Expenses, before credits from Adviser	17,790	14,296	3,494	24.4
Credit to base management fee – loan servicing fee	(2,697)	(2,154)	(543)	25.2
Credits to fees from Adviser – other	(1,603)	(1,779)	176	(9.9)
Total expenses, net of credits	13,490	10,363	3,127	30.2
NET INVESTMENT INCOME	11,005	11,294	(289)	(2.6)
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	—	(3,708)	3,708	NM
Net realized gain (loss) on other	(20)	88	(108)	NM
Net unrealized appreciation (depreciation) of investments	3,014	(34)	3,048	NM
Net unrealized appreciation of other	—	49	(49)	NM
Net gain (loss) from investments and other	2,994	(3,605)	6,599	NM
PREFERRED STOCK DIVIDENDS	729	241	488	202.5
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$13,270	$7,448	$5,822	78.2%
NM - Not Meaningful

Investment Income
Interest income increased by 16.5% for the three months ended June 30, 2026, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the three months ended June 30, 2026 was $822.4 million, compared to $647.2 million for the three months ended June 30, 2025, an increase of $175.2 million, or 27.1%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 11.8% for the three months ended June 30, 2026, compared to 12.8% for the three months ended June 30, 2025, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of June 30, 2026, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., Eegee Acquisition Corp., Lonestar EMS, LLC and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $46.0 million, or 5.2% of the cost basis of all debt investments in our portfolio, and a fair value of $26.7 million, or 3.1% of the fair value of all debt investments in our portfolio. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio.

Other income decreased by $0.6 million during the three months ended June 30, 2026, as compared to the prior year period, primarily due to decreases in dividend income received and prepayment fees received period over period.
As of each of June 30, 2026 and September 30, 2025, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $3.1 million, or 30.2%, for the three months ended June 30, 2026, as compared to the prior year period. This increase was primarily due to a $2.0 million increase in interest expense, a $0.7 million increase in the net incentive fee, and a $0.3 million increase in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable increased by $2.0 million, or 45.1%, during the three months ended June 30, 2026, driven by an increase in the weighted average balance outstanding on our Credit Facility, partially offset by a decrease in the effective interest rate on our Credit Facility and a decrease in interest expense on our notes payable. Interest expense on our Credit Facility increased by $2.5 million due primarily to an increase in the weighted average balance outstanding which was $206.1 million during the three months ended June 30, 2026, as compared to $6.6 million in the prior year period, an increase of $199.5 million. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 6.8% during the three months ended June 30, 2026, compared to 58.3% during the prior year period. The decrease in the effective interest rate was driven primarily by a $0.5 million decrease in unused commitment fees on the undrawn portion of the Credit Facility and a decrease in interest rates on the drawn portion of the Credit Facility during the three months ended June 30, 2026. Interest expense on our notes payable decreased by $0.5 million during the three months ended June 30, 2026 as compared to the prior year period, primarily due to the October 2025 redemptions of $57.0 million aggregate principal amount of our 7.75% Notes due 2028 (the “2028 Notes”) and $150.0 million aggregate principal amount of our 5.125% Notes due 2026 (the “2026 Notes”), partially offset by the September 2025 issuance of the 2030 Convertible Notes and the June 2026 issuance of our the 2029 Notes.
The net base management fee earned by the Adviser increased by $0.3 million, or 12.0%, for the three months ended June 30, 2026, as compared to the prior year period, resulting primarily from an increase in average total assets subject to the base management fee period over period, partially offset by an increase in credits to the base management fee from the Adviser for new deal origination fees period over period.
The income-based incentive fee decreased by $25 thousand, or 1.0% for the three months ended June 30, 2026, due to lower pre-incentive fee net investment income as compared to the prior year period. During the three months ended June 30, 2025, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $0.7 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. There were no such credits during the three months ended June 30, 2026.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Three Months Ended June 30,
	2026	2025
Average total assets subject to base management fee(A)(B)	$941,257	$764,800
Multiplied by prorated annual base management fee of 1.75%	0.4375%	0.4375%
Base management fee(C)	$4,118	$3,346
Portfolio company fee credit	(1,603)	(1,089)
Syndicated loan fee credit	—	(11)
Net Base Management Fee	$2,515	$2,246
Loan servicing fee(C)	2,697	2,154
Credit to base management fee - loan servicing fee(C)	(2,697)	(2,154)
Net Loan Servicing Fee	$—	$—
Incentive fee(C)	2,569	2,594
Incentive fee credit	—	(679)
Net Incentive Fee	$2,569	$1,915
Portfolio company fee credit	(1,603)	(1,089)
Syndicated loan fee credit	—	(11)
Incentive fee credit	—	(679)
Credits to Fees From Adviser - other(C)	$(1,603)	$(1,779)
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
Net Realized Gain (Loss) on Investments
For the three months ended June 30, 2025, we recorded a net realized loss on investments of $3.7 million, which resulted primarily from a $4.4 million realized loss recognized on the restructure of our investment in Eegee’s LLC, partially offset by a $0.7 million realized gain recognized on our investment in Giving Home Health Care, LLC. There was no realized gain or loss recorded on investments for the three months ended June 30, 2026.

Net Unrealized Appreciation (Depreciation) of Investments
During the three months ended June 30, 2026, we recorded net unrealized appreciation of investments in the aggregate amount of $3.0 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the three months ended June 30, 2026 were as follows:

	Three Months Ended June 30, 2026
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Engineering Manufacturing Technologies, LLC	$—	$3,193	$—	$3,193
Dutch Gold Honey, Inc.	—	2,385	—	2,385
Alsay Incorporated	—	1,557	—	1,557
Canopy Safety Brands, LLC	—	1,204	—	1,204
Encore Dredging Holdings, LLC	—	971	—	971
Ohio Armor Holdings, LLC	—	829	—	829
Arc Drilling Holdings LLC	—	639	—	639
WB Xcel Holdings, LLC	—	556	—	556
Pan-Am Dental, LLC	—	448	—	448
Giving Home Health Care, LLC	—	942	(565)	377
WorkforceQA, LLC	—	349	—	349
MASSiv Brands, LLC	—	327	—	327
Torrent Photonics Holdco LLC	—	284	—	284
Quality Environmental Midco, Inc.	—	263	—	263
Triple H Food Processors, LLC	—	(556)	—	(556)
OCI, LLC	—	(678)	—	(678)
Imperative Holdings Corporation	—	(746)	—	(746)
TNCP Intermediate HoldCo, LLC	—	(776)	—	(776)
Defiance Integrated Technologies, Inc.	—	(1,346)	—	(1,346)
Lonestar EMS, LLC	—	(1,465)	—	(1,465)
Eegee Acquisition Corp.	—	(5,041)	—	(5,041)
Other, net (<$500)	—	240	—	240
Total:	$—	$3,579	$(565)	$3,014

The primary driver of net unrealized appreciation of $3.0 million for the three months ended June 30, 2026 was the improvement in the financial and operational performance of Engineering Manufacturing Technologies, LLC and Dutch Gold Honey, Inc., partially offset by the decline in the financial and operational performance of Eegee Acquisition Corp.

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

Comparison of the Nine Months Ended June 30, 2026 to the Nine Months Ended June 30, 2025

	Nine Months Ended June 30,
	2026	2025	$ Change	% Change
INVESTMENT INCOME
Interest income	$71,386	$63,511	$7,875	12.4%
Other income	3,612	1,675	1,937	115.6
Total investment income	74,998	65,186	9,812	15.1
EXPENSES
Base management fee	12,037	10,339	1,698	16.4
Loan servicing fee	7,661	6,610	1,051	15.9
Incentive fee	8,080	7,705	375	4.9
Administration fee	1,555	1,400	155	11.1
Interest expense on line of credit and notes payable	18,203	14,213	3,990	28.1
Amortization of deferred financing costs	2,168	1,654	514	31.1
Other expenses	2,470	2,382	88	3.7
Expenses, before credits from Adviser	52,174	44,303	7,871	17.8
Credit to base management fee – loan servicing fee	(7,661)	(6,610)	(1,051)	15.9
Credits to fees from Adviser – other	(3,622)	(6,270)	2,648	(42.2)
Total expenses, net of credits	40,891	31,423	9,468	30.1
NET INVESTMENT INCOME	34,107	33,763	344	1.0
NET REALIZED AND UNREALIZED GAIN (LOSS)
Net realized gain (loss) on investments	1,498	61,718	(60,220)	(97.6)
Net realized gain (loss) on other	(1,792)	182	(1,974)	NM
Net unrealized appreciation (depreciation) of investments	2,155	(51,840)	53,995	(104.2)
Net unrealized appreciation of other	—	—	—	NM
Net gain (loss) from investments and other	1,861	10,060	(8,199)	(81.5)
PREFERRED STOCK DIVIDENDS	1,785	603	1,182	196.0
NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$34,183	$43,220	$(9,037)	(20.9)%
NM - Not Meaningful

Investment Income
Interest income increased by 12.4% for the nine months ended June 30, 2026, as compared to the prior year period. Generally, the level of interest income from investments is directly related to the principal balance of our interest-bearing investment portfolio outstanding during the period multiplied by the weighted-average yield. The weighted average principal balance of our interest-bearing investment portfolio for the nine months ended June 30, 2026 was $796.2 million, compared to $657.3 million for the nine months ended June 30, 2025, an increase of $138.9 million, or 21.1%. The weighted average yield on our interest-bearing investments is based on the current stated interest rate on interest-bearing investments, which decreased to 11.9% for the nine months ended June 30, 2026, compared to 12.8% for the nine months ended June 30, 2025, inclusive of any allowances on interest receivables made during those periods. The decrease in the weighted average yield was driven mainly by decreases in interest rates.
As of June 30, 2026, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., Eegee Acquisition Corp., Lonestar EMS, LLC and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $46.0 million, or 5.2% of the cost basis of all debt investments in our portfolio, and a fair value of $26.7 million, or 3.1% of the fair value of all debt investments in our portfolio. As of September 30, 2025, our loans to B+T Group Acquisition, Inc., Edge Adhesives Holdings, Inc., and WB Xcel Holdings, LLC were on non-accrual status with a cost basis of $28.8 million, or 3.6% of the cost basis of all debt investments in our portfolio, and a fair value of $13.0 million, or 1.7% of the fair value of all debt investments in our portfolio.
Other income increased by $1.9 million during the nine months ended June 30, 2026, as compared to the prior year period, primarily due to an increase in dividend income received period over period.

As of each of June 30, 2026 and September 30, 2025, no single investment represented greater than 10% of the total investment portfolio at fair value.
Expenses
Expenses, net of any non-contractual, unconditional and irrevocable credits to fees from the Adviser, increased $9.5 million, or 30.1%, for the nine months ended June 30, 2026, as compared to the prior year period. This increase was primarily due to a $4.0 million increase in interest expense, a $2.7 million increase in the net incentive fee, and a $2.0 million increase in the net base management fee earned by the Adviser.
Total interest expense on borrowings and notes payable increased by $4.0 million, or 28.1%, during the nine months ended June 30, 2026, driven by an increase in the weighted average balance outstanding on our Credit Facility, partially offset by a decrease in the effective interest rate on our Credit Facility and a decrease in interest expense on our notes payable. Interest expense on our Credit Facility increased by $5.4 million due primarily to an increase in the weighted average balance outstanding which was $170.3 million during the nine months ended June 30, 2026, as compared to $28.7 million in the prior year period, an increase of 493.4%. The effective interest rate on our Credit Facility, including unused commitment fees incurred, but excluding the impact of deferred financing costs, was 7.1% during the nine months ended June 30, 2026, compared to 17.3% during the prior year period. The decrease in the effective interest rate was driven primarily by a $1.1 million decrease in unused commitment fees on the undrawn portion of the Credit Facility and a decrease in interest rates on the drawn portion of the Credit Facility during the nine months ended June 30, 2026. Interest expense on our notes payable decreased by $1.4 million during the nine months ended June 30, 2026 as compared to the prior year period, primarily due to the October 2025 redemptions of our 2026 Notes and 2028 Notes, partially offset by the September 2025 issuance of our 2030 Convertible Notes and the June 2026 issuance of our 2029 Notes.
The net base management fee earned by the Adviser increased by $2.0 million, or 31.3%, for the nine months ended June 30, 2026, as compared to the prior year period, resulting primarily from an increase in average total assets subject to the base management fee period over period and a decrease in credits to base management fee from the Adviser for new deal origination fees period over period.
The income-based incentive fee increased by $0.4 million, or 4.9%, for the nine months ended June 30, 2026, due to higher pre-incentive fee net investment income as compared to the prior year period. During the nine months ended June 30, 2025, our Board of Directors accepted non-contractual, unconditional and irrevocable credits from the Adviser of $2.3 million to reduce the income-based incentive fee to the extent net investment income did not cover 100.0% of distributions to common stockholders. There were no such credits during the nine months ended June 30, 2026.

The base management, loan servicing and incentive fees, and associated non-contractual, unconditional and irrevocable credits, are computed quarterly, as described under “Transactions with the Adviser” in Note 4—Related Party Transactions of the Notes to Consolidated Financial Statements and are summarized in the following table:

	Nine Months Ended June 30,
	2026	2025
Average total assets subject to base management fee(A)(B)	$917,105	$787,733
Multiplied by prorated annual base management fee of 1.75%	1.3125%	1.3125%
Base management fee(C)	$12,037	$10,339
Portfolio company fee credit	(3,622)	(3,897)
Syndicated loan fee credit	—	(32)
Net Base Management Fee	$8,415	$6,410
Loan servicing fee(C)	7,661	6,610
Credit to base management fee - loan servicing fee(C)	(7,661)	(6,610)
Net Loan Servicing Fee	$—	$—
Incentive fee(C)	8,080	7,705
Incentive fee credit	—	(2,341)
Net Incentive Fee	$8,080	$5,364
Portfolio company fee credit	(3,622)	(3,897)
Syndicated loan fee credit	—	(32)
Incentive fee credit	—	(2,341)
Credits to Fees From Adviser - other(C)	$(3,622)	$(6,270)
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
Net Realized Gain (Loss) on Investments
For the nine months ended June 30, 2026, we recorded a net realized gain on investments of $1.5 million, which resulted primarily from a $1.8 million realized gain recognized on the redemption of our equity investment in Sokol, partially offset by a $0.3 million realized loss recognized on the exit of our investment in FES Resources Holdings LLC.
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

Net Realized Gain (Loss) on Other

During the nine months ended June 30, 2026, we recorded net realized losses on other of $1.8 million, due primarily to the write-off of unamortized deferred offering costs upon the redemption of our 2026 Notes and 2028 Notes.

Net Unrealized Appreciation (Depreciation) of Investments
During the nine months ended June 30, 2026, we recorded net unrealized appreciation of investments in the aggregate amount of $2.2 million. The net realized gain (loss) and unrealized appreciation (depreciation) across our investments for the nine months ended June 30, 2026 were as follows:

	Nine Months Ended June 30, 2026
Portfolio Company	Realized Gain (Loss)	Unrealized Appreciation (Depreciation)	Reversal of Unrealized (Appreciation) Depreciation	Net Gain (Loss)
Dutch Gold Honey, Inc.	$—	$7,430	$—	$7,430
Engineering Manufacturing Technologies, LLC	—	3,672	—	3,672
Alsay Incorporated	—	2,029	—	2,029
OCI, LLC	—	2,012	—	2,012
Canopy Safety Brands, LLC	—	1,744	—	1,744
Giving Home Health Care, LLC	—	2,283	(565)	1,718
Sicilian Oven Restaurants LLC	—	1,066	—	1,066
Total Access Elevator, LLC	—	679	—	679
Axios Industrial Group, LLC	—	663	—	663
HH-Inspire Acquisition, Inc.	—	653	—	653
Ohio Armor Holdings, LLC	—	645	—	645
WB Xcel Holdings, LLC	—	636	—	636
Zero Case Holding Inc.	—	594	—	594
RPM Freight Systems, LLC	—	531	—	531
FES Resources Holdings LLC	(325)	—	325	—
Sokol & Company Holdings, LLC	1,790	—	(1,790)	—
Vet's Choice Radiology LLC	—	507	(855)	(348)
Altior Healthcare, LLC	—	(460)	—	(460)
NeoGraf Solutions, LLC	—	(526)	—	(526)
Triple H Food Processors, LLC	—	(720)	—	(720)
Imperative Holdings Corporation	—	(750)	—	(750)
Technical Resource Management, LLC	—	(993)	—	(993)
Defiance Integrated Technologies, Inc.	—	(1,346)	—	(1,346)
TNCP Intermediate HoldCo, LLC	—	(1,424)	—	(1,424)
Lonestar EMS, LLC	—	(5,105)	—	(5,105)
Eegee Acquisition Corp.	—	(8,447)	—	(8,447)
Other, net (<$500)	33	129	(462)	(300)
Total:	$1,498	$5,502	$(3,347)	$3,653

The primary driver of net unrealized appreciation of $2.2 million for the nine months ended June 30, 2026 was the improvement in the financial and operational performance of Dutch Gold Honey, Inc. and Engineering Manufacturing Technologies, LLC, partially offset by the decline in the financial and operational performance of Eegee Acquisition Corp. and Lonestar EMS, LLC.

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

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities
Our cash flows from operating activities are primarily generated from the interest payments on debt securities that we receive from our portfolio companies, as well as net proceeds received through repayments or sales of our investments. We utilize this cash primarily to fund new investments, make interest payments on our Credit Facility and secured notes, make distributions to our stockholders, pay management and administrative fees to the Adviser and Administrator, and for other operating expenses.
Net cash used in operating activities for the nine months ended June 30, 2026 was $54.1 million, as compared to net cash provided by operating activities of $91.1 million for the nine months ended June 30, 2025. The change was primarily due to a decrease in principal repayments and net proceeds from sales period over period, partially offset by a decrease in purchases of investments period over period. Repayments and net proceeds from sales were $138.9 million during the nine months ended June 30, 2026 compared to $329.0 million during the nine months ended June 30, 2025. Purchases of investments were $224.8 million during the nine months ended June 30, 2026, compared to $270.2 million during the nine months ended June 30, 2025.

As of June 30, 2026, we had loans to or equity investments in 59 companies, with an aggregate cost basis of approximately $968.7 million. As of September 30, 2025, we had loans to or equity investments in 55 companies, with an aggregate cost basis of approximately $876.6 million.

The following table summarizes our total portfolio investment activity during the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30,
	2026	2025
Beginning investment portfolio, at fair value	$859,124	$796,260
New investments	138,541	204,024
Disbursements to existing portfolio companies	86,273	66,139
Scheduled principal repayments on investments	(6,456)	(8,058)
Unscheduled principal repayments on investments	(129,777)	(231,200)
Net proceeds from sale of investments	(3,058)	(89,564)
Net unrealized appreciation (depreciation) of investments	5,502	3,667
Reversal of prior period depreciation (appreciation) of investments on realization	(3,347)	(55,507)
Net realized gain (loss) on investments	1,498	61,718
Increase in investments due to PIK(A)	5,659	2,940
Net change in premiums, discounts and amortization	(633)	841
Investment Portfolio, at Fair Value	$953,326	$751,260
(A)PIK interest is a non-cash source of income and is calculated at the contractual rate stated in a loan agreement and added to the principal balance of a loan.
The following table summarizes the contractual principal repayment and maturity of our investment portfolio by fiscal year, assuming no voluntary prepayments, as of June 30, 2026:

		Amount
For the remaining three months ending September 30:	2026(A)	$11,456
For the fiscal years ending September 30:	2027	84,622
	2028	176,116
	2029	121,834
	2030	312,771
	Thereafter	171,579
	Total contractual repayments	$878,378
	Adjustments to cost basis of debt investments	(1,209)
	Investments in equity securities	91,492
	Investments held as of June 30, 2026 at cost:	$968,661
(A)Includes debt investments with contractual principal amounts totaling $0.2 million for which the maturity date has passed as of June 30, 2026.
Financing Activities
Net cash provided by financing activities for the nine months ended June 30, 2026 was $24.1 million, which consisted primarily of $177.5 million in net borrowings on our Credit Facility and $60.0 million in proceeds from the issuance of long term debt, partially offset by $207.0 million used in gross redemptions of long term debt and $30.5 million in distributions to our common stockholders.
Net cash used in financing activities for the nine months ended June 30, 2025 was $78.1 million, which consisted primarily of $43.1 million in net repayments on our Credit Facility and $42.1 million in distributions to our common stockholders.

Distributions to Stockholders
Common Stock Distributions
To qualify to be taxed as a RIC and thus avoid corporate level federal income tax on the income we distribute to our stockholders, we are required to distribute to our stockholders on an annual basis at least 90.0% of our Investment Company Taxable Income. Additionally, our Credit Facility has a covenant that generally restricts the amount of distributions to stockholders that we can pay out to be no greater than our aggregate net investment income, net capital gains and amounts elected to have been paid during the prior year in accordance with Section 855(a) of the Code. In accordance with these requirements, we paid monthly cash distributions of $0.15 per common share for each month during the nine months ended June 30, 2026. In July 2026, our Board of Directors declared a monthly distribution of $0.15 per common share for each of July, August, and September 2026. Our Board of Directors declared these distributions to our stockholders based on our estimates of our Investment Company Taxable Income for the fiscal year ending September 30, 2026.

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

Preferred Stock Dividends

We paid monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each month during the nine months ended June 30, 2026. In July 2026, our Board of Directors declared monthly cash dividends of $0.130208 per share to holders of our Series A Preferred Stock for each of July, August, and September 2026. Dividend payments to our preferred stockholders are included in preferred stock dividends on our Consolidated Statements of Operations. For federal income tax purposes, the dividends paid by us to preferred stockholders generally constitute ordinary income to the extent of our current and accumulated earnings and profits and is reported after the end of the calendar year based on tax information for the full fiscal year.
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
Equity
Registration Statement
Our shelf registration statement permits us to issue, through one or more transactions, up to an aggregate of $700.0 million in securities, consisting of common stock, preferred stock, subscription rights, debt securities and warrants to purchase common stock, preferred stock or debt securities. As of June 30, 2026, we had the ability to issue up to an additional $430.6 million in securities under the registration statement.

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

Preferred Stock

We anticipate issuing preferred stock through our affiliated dealer manager. In May 2023, we entered into a Dealer Manager Agreement pursuant to which we may sell a maximum of 6,000,000 shares of our Series A Preferred Stock, par value $0.001 per share, on a “reasonable best efforts” basis through our affiliated dealer manager, Gladstone Securities, at a public offering price of $25.00 per share. Pursuant to the Dealer Manager Agreement, the offering will terminate on the date that is the earlier of (1) December 31, 2026 (unless earlier terminated or extended by our Board of Directors) and (2) the date on which all 6,000,000 shares of Series A Preferred Stock offered are sold.
Revolving Line of Credit
We, through Business Loan, entered into the Credit Facility with KeyBank as administrative agent, lead arranger, managing agent and lender, the Adviser, as servicer, and certain other lenders party thereto. On November 25, 2025, we, through Business Loan, entered into Amendment No. 10 to the Credit Facility to increase the total commitment by $20.0 million. On February 3, 2026, we, through Business Loan, entered into Amendment No. 11 to the Credit Facility to increase the total commitment by $25.0 million.
As of June 30, 2026, our Credit Facility had a total commitment amount of $365.0 million with an “accordion” feature that permits us to increase the size of the facility to $400.0 million. The Credit Facility has a revolving period end date of October 31, 2027, and a final maturity date of October 31, 2029 (at which time all principal and interest will be due and payable if the Credit Facility is not extended by the revolving period end date). The interest rate margin is 2.60% during the revolving period and 3.10% thereafter.
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
Our Credit Facility also requires that any interest or principal payments on pledged loans be remitted directly by the borrower into a lockbox account with KeyBank. KeyBank is also the trustee of the account and generally remits the collected funds to us once each month. Amounts collected in the lockbox account with KeyBank are presented as Due from administrative agent on the accompanying Consolidated Statement of Assets and Liabilities as of June 30, 2026 and September 30, 2025.
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
Additionally, we are required to maintain (i) a minimum net worth (defined in our Credit Facility to include any outstanding mandatorily redeemable preferred stock) of $500.0 million plus 50.0% of all equity and subordinated debt raised after May 13, 2021 less 50% of any equity and subordinated debt retired or redeemed after June 23, 2025, which equates to $521.9 million as of June 30, 2026, (ii) asset coverage with respect to “senior securities representing indebtedness” of at least 150% (or such percentage as may be set forth in Section 18 of the 1940 Act, as modified by Section 61 of the 1940 Act), and (iii) our status as a BDC under the 1940 Act and as a RIC under the Code.
As of June 30, 2026, and as defined in our Credit Facility, we had a net worth of $736.6 million, asset coverage on our “senior securities representing indebtedness” of 218.6%, calculated in accordance with the requirements of Section 18 and 61 of the 1940 Act, and an active status as a BDC and RIC. In addition, we had 40 obligors in our Credit Facility’s borrowing base as of June 30, 2026. As of June 30, 2026, we were in compliance with all of our Credit Facility covenants. Refer to Note 5—Borrowings of the notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding our Credit Facility.
Notes Payable
In June 2026, we completed an offering of the 2029 Notes with an aggregate principal amount of $60.0 million, which resulted in net proceeds of approximately $58.8 million after deducting underwriting discounts, commissions and offering costs borne by us. The 2029 Notes will mature on December 15, 2029 and may be redeemed in whole or in part at any time prior to September 15, 2029 at par plus a “make-whole” premium and thereafter at par plus accrued and unpaid interest thereon to the redemption date. The 2029 Notes bear interest at a rate of 7.00% per year. Interest is payable semi-annually on June 15 and December 15 of each year (which equates to approximately $4.2 million per year).
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
The indentures relating to the 2029 Notes and the 2027 Notes contain certain covenants, including (i) an inability to incur additional debt or issue additional debt or preferred securities unless the Company’s asset coverage meets the threshold specified in the 1940 Act after such borrowing, (ii) an inability to declare any dividend or distribution (except a dividend payable in our stock) on a class of our capital stock or to purchase shares of our capital stock unless the Company’s asset coverage meets the threshold specified in the 1940 Act at the time of (and giving effect to) such declaration or purchase, and (iii) if, at any time, we are not subject to the reporting requirements of the Exchange Act, we will provide the holders of the 2029 Notes and the 2027 Notes and the trustee with audited annual consolidated financial statements and unaudited interim consolidated financial statements.

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
Off-Balance Sheet Arrangements
We generally recognize success fee income when the payment has been received. As of June 30, 2026 and September 30, 2025, we had off-balance sheet success fee receivables on our accruing debt investments of $9.9 million and $6.0 million (or approximately $0.44 per common share and $0.27 per common share), respectively, that would be owed to us, generally upon a change of control of the portfolio companies. Consistent with GAAP, we generally have not recognized our success fee receivables and related income in our Consolidated Financial Statements until earned. Due to the contingent nature of our success fees, there are no guarantees that we will be able to collect all of these success fees or know the timing of such collections.
Contractual Obligations
We have lines of credit, delayed draw term loans, and an uncalled capital commitment with certain of our portfolio companies that have not been fully drawn. Since these commitments have expiration dates and we expect many will never be fully drawn, the total commitment amounts do not necessarily represent future cash requirements. We estimate the fair value of the combined unused lines of credit, the unused delayed draw term loans, and the uncalled capital commitment as of June 30, 2026 and September 30, 2025 to be immaterial.
The following table shows our contractual obligations as of June 30, 2026, at cost:

	Payments Due by Period
Contractual Obligations(A)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Credit Facility(B)	$—	$—	$177,500	$—	$177,500
Notes Payable	—	50,000	209,500	—	259,500
Interest expense on debt obligations(C)	27,002	50,879	17,056	—	94,937
Total	$27,002	$100,879	$404,056	$—	$531,937

(A)Excludes our unused line of credit commitments, unused delayed draw term loans, and uncalled capital commitments to our portfolio companies in an aggregate amount of $95.3 million, at cost, as of June 30, 2026.
(B)Principal balance of borrowings outstanding under our Credit Facility, based on the maturity date following the current contractual revolver period end date.
(C)Includes estimated interest payments on our Credit Facility, 2030 Convertible Notes, 2029 Notes and 2027 Notes. The amount of interest expense calculated for purposes of this table was based upon rates and balances as of June 30, 2026.
Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported consolidated amounts of assets and liabilities, including disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ materially from those estimates under different assumptions or conditions. We have identified our investment valuation policy (which has been approved by our Board of Directors) as our critical accounting policy, which is described in Note 2— Summary of Significant Accounting Policies in the accompanying Notes to our Consolidated Financial Statements included elsewhere in this Quarterly Report. Additionally, refer to Note 3—Investments in our accompanying Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information regarding fair value measurements and our application of Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement.” Our accounting estimate on the fair value of our investments is critical because the determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements express the uncertainty with respect to the possible effect of these valuations, and any change in these valuations, on the consolidated financial statements.
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
The following table reflects risk ratings for all loans in our portfolio as of June 30, 2026 and September 30, 2025.

Rating	As of June 30, 2026	As of September 30, 2025
Highest	10.0	10.0
Average	7.3	7.4
Weighted Average	7.7	8.0
Lowest	3.0	3.0

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
All of our variable-rate debt investments have rates generally associated with the current SOFR rate. As of June 30, 2026, our portfolio of debt investments on a principal basis consisted of the following:

Variable rates	83.6%
Fixed rates	16.4%
Total:	100.0%

To illustrate the potential impact of changes in market interest rates on our net increase in net assets resulting from operations, we have performed the following hypothetical analysis, which assumes that our balance sheet and contractual interest rates remain constant as of June 30, 2026 and no further actions are taken to alter our existing interest rate sensitivity.

Basis Point Change(A)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Net Assets Resulting from Operations(B)
Up 150 basis points	$10,915	$2,663	$8,252
Up 100 basis points	7,269	1,775	5,494
Up 50 basis points	3,634	888	2,746
Down 50 basis points	(3,634)	(888)	(2,746)
Down 100 basis points	(7,269)	(1,775)	(5,494)
Down 150 basis points	(10,836)	(2,663)	(8,173)
(A)Illustrates the potential impact of changes in market rates as compared to one-month SOFR of 3.65% as of June 30, 2026.
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

ITEM 4. CONTROLS AND PROCEDURES
a) Evaluation of Disclosure Controls and Procedures
As of June 30, 2026 (the end of the period covered by this report), our management, including our chief executive officer and chief financial officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the chief executive officer and chief financial officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
b) Changes in Internal Control over Financial Reporting
There were no changes in internal controls for the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

4.7
Seventh Supplemental Indenture between Gladstone Capital Corporation and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), dated as of June 5, 2026, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (File No. 814-00237), filed on June 5, 2026.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.+
99.1	Estimated Value methodology for Series A Cumulative Redeemable Preferred Stock at June 30, 2026*

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase
104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
______________________
* Filed herewith
+ Furnished herewith

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Assets and Liabilities as of June 30, 2026 and September 30, 2025, (ii) the Consolidated Statements of Operations for the three and nine months ended June 30, 2026 and 2025, (iii) the Consolidated Statements of Changes in Net Assets for the nine months ended June 30, 2026 and 2025, (iv) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025, (v) the Consolidated Schedules of Investments as of June 30, 2026 and September 30, 2025, and (vi) the Notes to Consolidated Financial Statements.

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
Nicole Schaltenbrand
Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: August 4, 2026